Form 10-K
period 2020-12-31
Bumble Inc.
filed 2021-03-15
CIK 1830043

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 001-40054

Bumble Inc.

(Exact name of Registrant as specified in its Charter)

Delaware	85-3604367
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1105 West 41st Street Austin, Texas	78756
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (512) 696-1409

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock, par value $0.01 per share	BMBL	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐ NO ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  YES ☐ NO ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☐ NO ☒

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files).  YES ☐ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐ NO ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter was $0.

As of February 26, 2021, Bumble Inc. had 115,343,526 shares of Class A common stock, par value $0.01 per share, outstanding and 100 shares of Class B common stock, par value $0.01 per share, outstanding.

CAUTIONARY STATEMENT REGARDING Forward-Looking Statements

This Annual Report on Form 10-K, or this Annual Report, contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements reflect the current views of management of Bumble Inc. with respect to, among other things, its operations, its financial performance, its industry and the impact of the Coronavirus Disease 2019 (“COVID-19”) on its business. Forward-looking statements include all statements that are not historical facts. In some cases, you can identify these forward-looking statements by the use of words such as “outlook,” “believe(s),” “expect(s),” “potential,” “continue(s),” “may,” “will,” “should,” “could,” “would,” “seek(s),” “predict(s),” “intend(s),” “trends,” “plan(s),” “estimate(s),” “anticipates,” “projection,” “will likely result” and or the negative version of these words or other comparable words of a future or forward-looking nature. Such forward-looking statements are subject to various risks and uncertainties. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements. These factors include but are not limited to those described in Part I, “Item 1A—Risk Factors”. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this Annual Report. Bumble Inc. undertakes no obligation to publicly update or review any forward-looking statements, whether as a result of new information, future developments or otherwise, except as required by law.

ABOUT THIS ANNUAL REPORT

Financial Statement Presentation

This Annual Report includes certain historical consolidated financial and other data for Buzz Holdings L.P., a Delaware limited partnership (“Bumble Holdings”). Bumble Holdings was formed primarily as a vehicle to finance the acquisition (the “Sponsor Acquisition”) on January 29, 2020 of a majority stake in Worldwide Vision Limited by a group of investment funds managed by The Blackstone Group Inc. (“Blackstone”). As Bumble Holdings did not have any previous operations, Worldwide Vision Limited, a Bermuda exempted limited company, and its subsidiaries (the “Predecessor”) is viewed as the predecessor to Bumble Holdings and its consolidated subsidiaries (the “Successor”).

On January 29, 2020, Worldwide Vision Limited was merged via a solvent transfer of trade and assets into Buzz Merger Sub Limited, a Bermuda limited company and indirect subsidiary of Bumble Holdings, which carried forward and continued to operate the Worldwide Vision Limited trade as of that date. As a result, on January 29, 2020, Worldwide Vision Limited ceased to exist and Buzz Merger Sub Limited was subsequently renamed Worldwide Vision Limited. On September 9, 2020, Worldwide Vision Limited merged with and into Buzz Finco L.L.C., a Delaware limited liability company and an indirect subsidiary of Bumble Holdings., with Buzz Finco L.L.C. surviving such merger.

Bumble Inc. was incorporated as a Delaware corporation on October 5, 2020. Prior to the completion of its initial public offering (the “IPO”) on February 16, 2021, Bumble Inc. undertook certain reorganization transactions (the “Reorganization Transactions”) such that Bumble Inc. is now a holding company, and its sole material asset is a controlling equity interest in Bumble Holdings. As the general partner of Bumble Holdings, Bumble Inc. now operates and controls all of the business and affairs of Bumble Holdings, has the obligation to absorb losses and receive benefits from Bumble Holdings and, through Bumble Holdings and its subsidiaries, conduct its business. As a result, the consolidated financial statements of Bumble Inc. will recognize the assets and liabilities received in the Reorganization Transactions at their historical carrying amounts, as reflected in the historical financial statements of Bumble Holdings. Bumble Inc. will consolidate Bumble Holdings on its consolidated financial statements and record a non-controlling interest, related to the Common Units (as defined below) and the Incentive Units (as defined below) held by its pre-IPO owners, on its consolidated balance sheet and statement of operations.

Bumble Inc. had no significant business transactions or activities prior to the Reorganization Transactions, and, as a result, the historical financial information reflects that of Bumble Holdings.

Certain Definitions

As used in this Annual Report, unless otherwise noted or the context requires otherwise:

•

“Badoo App and Other Average Revenue per Paying User” or “Badoo App and Other ARPPU” is a metric calculated based on Badoo App and Other Revenue in any measurement period, excluding any revenue generated from advertising and partnerships or affiliates, divided by Badoo App and Other Paying Users in such period divided by the number of months in the period.

•

a “Badoo App and Other Paying User” is a user that has purchased or renewed a subscription plan and/or made an in-app purchase on the Badoo app in a given month (or made a purchase on one of our other apps that we owned and operated in a given month, or purchase on other third-party apps that used our technology in the relevant period). We calculate Badoo App and Other Paying Users as a monthly average, by counting the number of Badoo App and Other Paying Users in each month and then dividing by the number of months in the relevant measurement period.

•

“Badoo App and Other Revenue” is revenue derived from purchases or renewals of a Badoo subscription plan and/or in-app purchases on the Badoo app in the relevant period, purchases on one of our other apps that we owned and operated in the relevant period, purchases on other third party apps that used our technology in the relevant period and advertising, partnerships or affiliates revenue in the relevant period.

•	“Blocker Companies” refer to certain entities that are taxable as corporations for U.S. federal income tax purposes in which the Pre-IPO Shareholders held interests.
•

“Blocker Restructuring” refers to certain restructuring transactions that resulted in the acquisition by Pre-IPO Shareholders of shares of Class A common stock in exchange for their ownership interests in the Blocker Companies and Bumble Inc. acquiring an equal number of outstanding Common Units.

•

“Bumble,” the “Company,” “we,” “us” and “our” refer (1) prior to the consummation of the Sponsor Acquisition, to Worldwide Vision Limited, a Bermuda exempted limited company, and its consolidated subsidiaries, (2) after the Sponsor Acquisition but prior to the consummation of the Offering Transactions described under “Item 7―Management’s Discussion and Analysis of Financial Condition and Results of Operations―Factors Affecting the Comparability of Our Results of Operations―Initial Public Offering and Offering Transactions” to Buzz Holdings L.P., a Delaware limited partnership, and its consolidated subsidiaries and (3) after the Offering Transactions described under “Item 7―Management’s Discussion and Analysis of Financial Condition and Results of Operations―Factors Affecting the Comparability of Our Results of Operations―Initial Public Offering and Offering Transactions” to Bumble Inc. and its consolidated subsidiaries.

•

“Bumble App Average Revenue per Paying User” or “Bumble App ARPPU” is a metric calculated based on Bumble App Revenue in any measurement period, divided by Bumble App Paying Users in such period divided by the number of months in the period.

•

a “Bumble App Paying User” is a user that has purchased or renewed a Bumble subscription plan and/or made an in-app purchase on the Bumble app in a given month. We calculate Bumble App Paying Users as a monthly average, by counting the number of Bumble App Paying Users in each month and then dividing by the number of months in the relevant measurement period.

•	“Bumble App Revenue” is revenue derived from purchases or renewals of a Bumble subscription plan and/or in-app purchases on the Bumble app in the relevant period.
•	“Bumble BFF” or “Bumble for Friends” is a mode within the Bumble app that enables users to form platonic connections.
•	“Bumble Bizz” is a mode within the Bumble app that enables users to form professional connections.
•	“Bumble Date” is a mode within the Bumble app that enables users to form romantic connections.
•	“Bumble Holdings” refers to Buzz Holdings L.P., a Delaware limited partnership.
•	“Blackstone” or “our Sponsor” refer to investment funds associated with The Blackstone Group Inc.
•	“Co-Investor” or “Accel” refer to an affiliate of Accel Partners LP.
•	“Class B Units” refers to the interests in Bumble Holdings called “Class B Units” that were outstanding prior to the Reclassification.
•	“Common Units” refers to the new class of units of Bumble Holdings created by the Reclassification and does not include Incentive Units.
•

“Continuing Incentive Unitholders” refers to certain pre-IPO holders of Class B Units who hold Incentive Units following the consummation of the Reorganization Transactions and the Offering Transactions.

•	“Converting Class B Unitholder” refers to pre-IPO holders of Class B Units that are not Continuing Incentive Unitholders.
•	“Founder” refers to Whitney Wolfe Herd, the founder of Bumble, our Chief Executive Officer and member of our board of directors, together with entities beneficially owned by her.
•

“High Vote Termination Date” means the earlier to occur of (i) seven years from the closing of the IPO and (ii) the date the parties to the stockholders agreement cease to own in the aggregate 7.5% of the outstanding shares of Class A common stock, assuming exchange of all Common Units.

•

“Incentive Units” refers to the new class of units of Bumble Holdings created by the reclassification of the Class B Units in the Reclassification. The Incentive Units are “profit interests” having economic characteristics similar to stock appreciation rights and having the right to share in any equity value of Bumble Holdings above specified participation thresholds. Vested Incentive Units may be converted to Common Units and be subsequently exchanged for shares of Class A common stock.

•

“Incentive Unitholders” refers collectively to our Continuing Incentive Unitholders and eligible service providers that received Incentive Units at the time of the IPO in connection with such individual’s employment or service.

•

“Offering Transactions” refers to the offering of Class A common stock in the IPO and certain related transactions, as defined in “Item 7―Management’s Discussion and Analysis of Financial Condition and Results of Operations―Factors Affecting the Comparability of Our Results of Operations―Initial Public Offering and Offering Transactions”.

•	“Pre-IPO Common Unitholders” refer to pre-IPO owners that hold Common Units following the Reclassification.
•	“pre-IPO owners” refer to our Founder, our Sponsor, Co-Investor and management and other equity holders who are the owners of Bumble Holdings immediately prior to the Offering Transactions.
•	“Pre-IPO Shareholders” refer to pre-IPO owners that received shares of Class A common stock of Bumble Inc. pursuant to the Blocker Restructuring.
•	“Principal Stockholders” refers collectively to our Founder and our Sponsor.
•

“Reclassification” refers to the reclassification of the limited partnership interests of Bumble Holdings in connection with the IPO pursuant to which certain outstanding Class A units were reclassified into a new class of limited partnership interests that we refer to as “Common Units” and certain outstanding Class B Units were reclassified into a new class of limited partnership interests that we refer to as “Incentive Units.”.

•

“Sponsor Acquisition” refers to the acquisition on January 29, 2020 by our Sponsor of a majority stake in Worldwide Vision Limited and certain transactions related thereto, as described in “Item 13―Certain Relationships and Related Transactions, and Director Independence —Sponsor Acquisition.”

•	“Successor Period” is the period from January 29, 2020 to December 31, 2020.
•

“Total Average Revenue per Paying User” or “Total ARPPU” is a metric calculated based on Total Revenue in any measurement period, excluding any revenue generated from advertising and partnerships or affiliates, divided by the Total Paying Users in such period divided by the number of months in the period.

•	“Total Paying Users” is the sum of Bumble App Paying Users and Badoo App and Other Paying Users.
•	“Total Revenue” is the sum of Bumble App Revenue and Badoo App and Other Revenue.
•	“user” is a user ID, a unique identifier assigned during registration.

RISK FACTOR SUMMARY

An investment in shares of our Class A common stock involves substantial risks and uncertainties that may materially adversely affect our business, financial condition and results of operations and cash flows. Some of the more significant challenges and risks relating to an investment in our Company are summarized below. The following is only a summary of the principal risks that may materially adversely affect our business, financial condition, results of operations and cash flows. The following should be read in conjunction with the more complete discussion of the risk factors we face, which are set forth in Part I, “Item 1A— Risk Factors” in this Annual Report.

•

If we fail to retain existing users or add new users, or if our users decrease their level of engagement with our products or do not convert to paying users, our revenue, financial results and business may be significantly harmed.

•	The dating industry is highly competitive, with low switching costs and a consistent stream of new products and entrants, and innovation by our competitors may disrupt our business.
•

Distribution and marketing of, and access to, our products depends, in significant part, on a variety of third-party publishers and platforms. If these third parties limit, prohibit or otherwise interfere with or change the terms of the distribution, use or marketing of our products in any material way, it could materially adversely affect our business, financial condition and results of operations.

•

Access to our products depends on mobile app stores and other third parties such as data center service providers, as well as third party payment aggregators, computer systems, internet transit providers and other communications systems and service providers. If third parties such as the Apple App Store or Google Play Store adopt and enforce policies that limit, prohibit or eliminate our ability to distribute or update our applications through their stores, it could materially adversely affect our business, financial condition and results of operations.
•	If we are not able to maintain the value and reputation of our brands, our ability to expand our base of users may be impaired, and our business and financial results may be harmed.
•	Changes to our existing brands and products, or the introduction of new brands or products, could fail to attract or retain users or generate revenue and profits.
•

Security breaches, improper access to or disclosure of our data or user data, other hacking and phishing attacks on our systems, or other cyber incidents could compromise sensitive information related to our business and/or personal data processed by us or on our behalf and expose us to liability, which could harm our reputation and materially adversely affect our business.

•

If the security of personal and confidential or sensitive user information that we maintain and store is breached, or otherwise accessed by unauthorized persons, it may be costly to remediate such breach and our reputation could be harmed.

•

We are subject to a number of risks related to credit card payments, including data security breaches and fraud that we or third parties experience or additional regulation, any of which could materially adversely affect our business, financial condition and results of operations.

•

If we are unable to obtain, maintain, protect and enforce intellectual property rights and successfully defend against claims of infringement, misappropriation or other violations of third-party intellectual property, it could materially adversely affect our business.

•	Our success depends, in part, on our ability to access, collect, and use personal data about our users and payers, and to comply with applicable data privacy laws.
•

Our business is subject to complex and evolving U.S. and international laws and regulations. Many of these laws and regulations are subject to change and uncertain interpretation, and could result in claims, changes to our business practices, monetary penalties, increased cost of operations, or declines in user growth or engagement, or otherwise harm our business.

•

The varying and rapidly-evolving regulatory framework on privacy and data protection across jurisdictions could result in claims, changes to our business practices, monetary penalties, increased cost of operations, or declines in user growth or engagement, or otherwise harm our business.

•

Our substantial indebtedness could materially adversely affect our financial condition, our ability to raise additional capital to fund our operations, our ability to operate our business, our ability to react to changes in the economy or our industry, our ability to meet our obligations under our outstanding indebtedness and could divert our cash flow from operations for debt payments.

•	Our Sponsor and our Founder control us and their interests may conflict with ours or yours in the future.
•

The outsized voting rights of our Principal Stockholders have the effect of concentrating voting control with our Principal Stockholders, limit or preclude your ability to influence corporate matters and may have a potential adverse effect on the price of our Class A common stock.

•

We are a “controlled company” within the meaning of Nasdaq rules and, as a result, we qualify for exemptions from certain corporate governance requirements. If we rely on such exemptions in the future, you will not have the same protections afforded to stockholders of companies that are subject to such requirements.

Market and Industry Data

This Annual Report includes market and industry data and forecasts that we have derived from independent consultant reports; publicly available information; various industry publications; other published industry sources, including Mixpanel; and our internal data and estimates. In addition, this Annual Report includes market and industry data derived from the following study published by Proceedings of the National Academy of Sciences (“PNAS”): Michael J. Rosenfeld, Reuben J. Thomas, and Sonia Hausen. 2019. “Disintermediating your Friends: How online dating in the United States displaces other ways of meeting.” Proceedings of the National Academy of Sciences 116:17753–17758. Independent consultant reports, industry publications and other published industry sources generally indicate that the information contained therein was obtained from sources believed to be reliable.

Although we believe that these third-party sources are reliable, we do not guarantee the accuracy or completeness of this information, and we have not independently verified this information. Some market data and statistical information are also based on our good faith estimates, which are derived from management’s knowledge of our industry and such independent sources referred to above. Certain market, ranking and industry data included elsewhere in this Annual Report, including the size of certain markets and our size or position and the positions of our competitors within these markets, including our services relative to our competitors, are based on estimates of our management. These estimates have been derived from our management’s knowledge and experience in the markets in which we operate, as well as information obtained from surveys, reports by market research firms, our customers, distributors, suppliers, trade and business organizations and other contacts in the markets in which we operate and have not been verified by independent sources. Unless otherwise noted, all of our market share and market position information presented in this Annual Report is an approximation. Our market share and market position in each of our lines of business, unless otherwise noted, is based on our sales relative to the estimated sales in the markets we served. References herein to our being a leader in a market or product category refer to our belief that we have a leading market share position in each specified market, unless the context otherwise requires. As there are no publicly available sources supporting this belief, it is based solely on our internal analysis of our sales as compared to our estimates of sales of our competitors. In addition, the discussion herein regarding our various end markets is based on how we define the end markets for our products, which products may be either part of larger overall end markets or end markets that include other types of products and services.

Our internal data and estimates are based upon information obtained from trade and business organizations and other contacts in the markets in which we operate and our management’s understanding of industry conditions. Although we believe that such information is reliable, we have not had this information verified by any independent sources.

Projections, assumptions and estimates of the future performance of the markets in which we operate and our future performance are necessarily subject to uncertainty and risk due to a variety of factors, including those described in Part I, “Item 1A— Risk Factors”. These and other factors could cause results to differ materially from those expressed in the estimates made by the independent sources and by us.

Trademarks, Service Marks and Copyrights

We own or have rights to trademarks, service marks or trade names that we use in connection with the operation of our businesses, including, but not limited to, Bumble and Badoo. In addition, our names, logos, website domain names and addresses are our service marks or trademarks. Other trademarks, service marks, trade names and copyrighted materials appearing in this Annual Report are the property of their respective owners. We do not intend our use or display of other companies’ trademarks, service marks, trade names, or copyrighted materials to imply a relationship with, endorsement or sponsorship of us by, any other companies.

Solely for convenience, certain trademarks, service marks, trade names and copyrights referred to in this Annual Report are listed without the ©, ® or ™ symbols, but such references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights or the rights of the applicable licensors to these trademarks, service marks, trade names and copyrights.

PART I

Item 1. Business

Who We Are

Bumble was founded because we noticed two different, yet related issues in our society: antiquated gender norms, and a lack of kindness and accountability on the internet. We observed that women were often treated unequally in society, especially in romantic relationships. At the same time, social networks created possibilities for connections, but they were focused on connections with people you already know and lacked guardrails to encourage better behavior online.

We created Bumble to change this. The Bumble brand was built with women at the center—where women make the first move. Our platform is designed to be safe and empowering for women, and, in turn, provides a better environment for everyone. We are leveraging innovative technology solutions to create a more inclusive, safe and accountable way to connect online for all users regardless of gender.

Our platform enables people to connect and build equitable and healthy relationships on their own terms. We believe there is a significant opportunity to extend our platform beyond online dating into healthy relationships across all areas of life: love, friendships, careers and beyond. By empowering women across all of their relationships, we believe that we have the potential to become a preeminent global women’s brand.

Today, Bumble operates two apps, Bumble and Badoo, where over 40 million users come on a monthly basis to discover new people and connect with each other in a safe, secure and empowering environment. We are a leader in the fast-growing online dating space, which has become increasingly popular over the last decade and is now the most common way for new couples to meet in the United States according to a study published by PNAS.

Bumble and Badoo ranked among the top five grossing iOS lifestyle apps in 30 and 91 countries, respectively, as of December 31, 2020.

•

The Bumble app, launched in 2014, is one of the first dating apps built with women at the center. On Bumble, women make the first move. Bumble is a leader in the online dating sector across several countries, including the United States, United Kingdom, Australia and Canada. We had approximately 1.1 million Bumble App Paying Users during the year ended December 31, 2020.

•

The Badoo app, launched in 2006, was one of the pioneers of web and mobile free-to-use dating products. Badoo’s mantra of “Date Honestly” extends our focus on building meaningful connections to everyone. Badoo continues to be a market leader in Europe and Latin America and is diversified across geographies as a top three grossing iOS lifestyle app in 59 countries as of December 31, 2020. We had approximately 1.4 million Badoo App and Other Paying Users during the year ended December 31, 2020.

Bumble is more than our apps—we are powering a movement. Our mission-first strategy ensures that values guide our business decisions and our business performance enables us to drive impact. Our strategy is anchored by our powerful brand, product leadership, operational excellence and impact initiatives. Examples of how our mission drives our business include:

•

We enhance our brand through impact initiatives beyond our apps, including initiatives such as policy advocacy to ban unwanted lewd images online and our commitment to invest in women founders through the Bumble Fund (our early-stage, corporate investing vehicle focused primarily on businesses founded and led by women of color).

•	We enhance our brand through marketing campaigns centered around elevating women, including the “Be the CEO Your Parents Wanted You to Marry” and “Believe Women” campaigns.

Our users connect deeply with our brand, making it a powerful marketing tool which generates word of mouth virality and strong, efficient user acquisition. As our community continues to grow, user engagement and monetization increase. These increases enable us to reinvest in product innovation and marketing and, in turn, attract more people to our platform. This results in powerful network effects, driving growth and strong unit economics.

We believe that the best way to compete in a world where people have multiple ways to connect is through product innovation. We uniquely design our products to facilitate engagement prioritizing safety and accountability across the user experience. We continuously collect user feedback, which informs our product development roadmap. The more we know about our community’s interests, the better we can innovate products that maximize their chances of making connections most likely to turn into the relationships they are looking for. The Bumble and Badoo apps share a common infrastructure, which allows insights to be shared between apps. Our shared infrastructure is also critical to providing our users with personalized and superior experiences. Our team has a strong track record of product leadership in online dating. We were among the first major dating apps to introduce automated photo verification as a safety feature and launch in-app video chat.

We see significant upside in our core online dating market driven by the steady growth of the global singles population, increasing adoption of online dating both in the United States and globally and increasing propensity to pay for online dating. We started with online dating and now have insights from our community that have encouraged us to extend Bumble into many more areas of life. We have built our platform with the flexibility to pursue these opportunities in the future. For example, we are in the early stages of building products for platonic friendships and business networking with Bumble BFF and Bumble Bizz, respectively.

Our financial model is characterized by a rare combination of growth, scale, strong profitability and cash flow generation. Both the Bumble and Badoo apps monetize via a freemium model where the use of our service is free and a subset of our users pay for subscriptions or in-app purchases to access premium features. These features maximize our users’ probability and speed of developing meaningful connections.

On February 16, 2021, we completed our IPO of 57.5 million shares of our Class A common stock, par value $0.01 per share (“Class A Common Stock”).

Our Technology Has Transformed Online Dating

Technology is at the core of what differentiates our platform. We have a global team of software engineers and product managers who drive the development of our platform. We release live updates rapidly, often once a week to our mobile app and twice a day to our server backend, allowing us to run hundreds of tests simultaneously across the entire audience. The rapid nature of our testing framework allows us to optimize the user experience. Our technology and product teams work hand in hand from ideation to product launch, and this has allowed us to be at the forefront of releasing features geared towards improving the safety of our community.

Our technology platform is fueled by:

•

Shared infrastructure: The Bumble and Badoo apps share a common infrastructure, which allows insights to be shared between apps. This allows us to quickly test new features and migrate from one app to the other. For instance, we built the video chat feature on the Badoo app over a span of six months, but it took only two months to migrate that feature to the Bumble app. This provides us with flexibility to share features where appropriate and improves execution at scale by driving faster improvements in our apps, while simultaneously driving operating efficiencies by reducing the cost of launching new features. Given our shared infrastructure, we can also innovate and scale efficiently as we enter new geographies and new categories outside online dating.

•

Our data and machine learning capabilities: We are continually analyzing data from user interactions on our platform, allowing us to constantly optimize the user experience. We have machine and deep learning capabilities that we leverage to personalize the potential matches we display and to inform our product pipeline. We are able to also target users who are likely to purchase a subscription package or in-app feature and tailor the experience for them. Our machine and deep learning posture plays a key role in identity fraud prevention as well as blocking inappropriate behavior and content from polluting our platform.

•	Our data protection and privacy standards: We are both committed and mandated to adhere to strict privacy standards.

The Bumble App

Profile, Matching and Chatting

Setting up a profile on Bumble is easy. First, users input their name, age, gender identity, sexual orientation / who they are looking for, and a photo. In addition, we offer multiple ways for users to add customization and detail to their profiles. Users can also add Badges to their profiles, which allows a user to prominently display certain values or characteristics, ranging from religion, to preference around having children, to zodiac sign. We also enable enhanced personalization of your profile, through integration with Spotify and Instagram. The profile set up includes features geared towards our users’ safety—for example, by encouraging additional photographs, verifying their profile, and utilizing offering filters to search for other verified users to protect themselves from “catfishing” or profiles with false identities. We require all users to review our community guidelines which include items such as respecting all users regardless of their identity and only uploading your own photos.

 We use a matching algorithm combined with the preferences provided by users to recommend potential connections. Users can opt to use one of our filters to be more specific in the types of matches they see. A user can swipe right to vote “yes” to a potential match, or left to go to the next profile, or react with an emoji to a part of someone’s profile. When both users vote yes, a connection is made. After an initial match is formed, users on Bumble must initiate a chat within 24 hours or the connection disappears. As our motto implies, women make the first move by initiating a chat in a heterosexual connection. Free users can extend one match per day by adding another 24 hours to the countdown. We offer our users multiple mediums to engage with their matches, including through voice chat, video chatting, voice recordings, or GIFs—animated images. These features not only enrich the conversation but also improve safety by allowing added layers of verification and interactions prior to meeting in person. Users can also opt to play our Question Game which asks both users in a match the same question.

Safety

The safety and security of our users is a key priority. In addition to prioritizing verification of users and offering communication like voice and video chat tools to allow interactions before or in lieu of in-person meeting without exchanging sensitive personal information, we have also engineered other safety features such as Private Detector, which uses machine learning to identify and flag potentially unwanted lewd images. Our Safety Center is an in-app section with advice around safety and security, standards of behavior, how to report unwanted behavior, and other information about how Bumble maintains safety. We also prioritize mental health by offering options such as Snooze, which temporarily hides a user’s profile to potential matches allowing users to take a break from the platform, without losing their match history or profile details.

Premium Features

Our subscription offerings, Bumble Boost and Bumble Premium, provide users with additional features to increase their success making a meaningful connection. We offer users flexible subscription plans, and the most common lengths are 7-day, 30-day and 90-day. The most popular features included in the subscription plans are:

•

Beeline: The Beeline shows you who likes you: potential suiters who have already voted yes on the user, but on which the user has not yet voted one way or another. Bumble Premium subscribers can not only see the Beeline, but they can also apply their filters for a more curated experience.

•	Rematch: Allows Bumble Boost and Bumble Premium subscribers to rematch with any of the prior matches that have already expired after a 24-hour period.
•	Extend: Bumble Boost and Bumble Premium subscribers have an unlimited number of 24-hour extensions on conversations.

There are also additional, in-app purchases that subscribers and non-subscribing users can purchase. Some of these features are included in Bumble Boost and Bumble Premium, whereas most are additional features we offer on top of the subscription platform. Some of these additional in-app purchases include:

•	SuperSwipe: Users can use SuperSwipe to inform potential matches that they are confidently interested in them, whereas typically a yes vote is anonymous until both matches vote yes.
•	Spotlight: Users can use Spotlight to advance their profile to the top of the list of potential matches so it is viewable by more potential matches instantly.
•	Travel Mode: Users can change their location to anywhere in the world, opening up potential matches in new geographies rather than just nearby.
•	Backtrack: Allows users to undo a “no” vote to revisit potential matches.

Bumble BFF and Bumble Bizz

In addition to dating, we offer users the opportunity to develop platonic connections through Bumble BFF for friendships and Bumble Bizz for professional networking and mentorship. Bumble BFF and Bumble Bizz have a format similar to Bumble Date, requiring users to set up profiles and matching users through “yes” and “no” votes, similar to the dating platform.

The Badoo App

Profile, Matching and Chatting

Badoo’s profile customizations include the ability to add photos, work or education background, and other personal information such as height, body type, and religion. We also allow profile videos on the Badoo app, which is not currently available on the Bumble app. Aligned with our Badoo mantra of dating honestly, users can answer the question of “What I Honestly Want,” encouraging users to express their genuine, true self and intentions for the app. Another unique feature of the Badoo app is the My Interests feature, which allows users to highlight certain topics by entering words or multiple words that are then displayed on the front screen of all users’ profiles. The My Interests feature is another opportunity for our users to bring their full genuine selves to the app.

The Badoo app has a similar matching algorithm to Bumble and the same vote “yes” or “no” methodology by swiping right and left, respectively. However, the Badoo app also has a “People Nearby” feature which allows users to see all potential connections nearby. Unlike on the Bumble app, where messaging is restricted until both users vote yes, Badoo allows users to directly message anyone who is of interest immediately without having to mutually vote yes. The Badoo app also has a Bumped Into feature, which connects people who are frequently in nearby vicinity. Badoo messaging capabilities include GIFs, gift giving, photos, audio, voice calls, and video calls.

Premium Features

Our premium subscription offering on the Badoo app, Badoo Premium, includes additional features such as:

•	Liked You: Allows users to find out who has already liked them.
•	Extra Shows: Pushes the user’s profile to the front of the queue.
•	Undo Vote: Undoes a “no” vote on a potential match.

These subscription plans also offer flexible packages, similar to on the Bumble app. The Badoo app also offers Badoo Credits, which can be purchased in bundles and used to acquire in-app features such as one-off popularity boosts.

How We Grow Our Community

We are investing in growing our community by building Bumble and Badoo as distinct brands with complementary but unique user value propositions. For the Bumble app, we educate audiences on how women making the first move creates healthier relationships across love, friendship, and business. For Badoo, our “Date Honestly” mantra is about helping people overcome the self-doubt they might feel, to open themselves up to others, embrace the journey of meeting people to figure out what they want.

Our strategy to grow our community across both apps relies primarily on an organic user acquisition model. We benefit from a powerful brand that embraces a set of values and connects those values, not just with our community, but also with culture at large. Ultimately, we believe our brand connects deeply with our users, both existing users and those that have settled into relationships, which makes it a powerful marketing tool for us. We also benefit from the fact that people can download and use our apps for free. We share marketing learnings across our apps and geographies, which enable the broadest application of successful strategies.

 The efficiency of this strategy has resulted in a profitable and capital efficient model. Key elements of growing our community include:

•

Brand Marketing: We often put users at the center of our campaigns to showcase the connections they made on our platform. From time to time we have partnered with influential and globally visible leaders.

•	Field Marketing: We also target our efforts towards niche communities on a hyperlocal basis.
•

Paid Acquisition Marketing: We complement our primarily organic user acquisition model with a paid marketing strategy that focuses on ensuring strong return on investment of our spend and ensuring ecosystem health to maximize the total number of meaningful connections created at the geo and age-band level.

•

Global Expansion: We are focused on expanding into new markets through creating local communities around the world. We are often able to leverage deep data insights on Badoo to understand a new market before we enter with Bumble, and we are able to understand which neighborhoods have an existing Badoo community that mirrors what the Bumble community typically looks like.

Our Impact

Since the founding of the Bumble app, we have established, engaged in, and supported a wide range of social impact efforts to further our mission, primarily focused on women’s empowerment, healthy relationship education, and the reduction in toxicity on our platform and society at large. These include:

•

Engaging Experts to Make our Platform Safe: We leverage both internal and external experts to understand how toxicity manifests online and then create practical solutions. For example, we work closely with the Anti-Defamation League to continuously identify and create moderation policies to address hate speech.

•

In-App Integration of Bumble Initiatives: The Moves Making Impact product feature within the Bumble app allows users to select a cause that matters to them. Then, each time that user sends a first message, Bumble donates to a woman in the Vital Voices Global Partnership network aligned with that cause. In under two years, Bumble has donated to causes ranging from supporting transgender people in India to women in the U.S. workplace.

•

Policy Advocacy and Legislation Efforts: In 2019 we initiated bipartisan legislation—Texas House Bill 2789—in partnership with state senators that made the sending of a lewd photo without the recipient’s consent a Class C misdemeanor. We are supporting similar legislation in other states and nationwide.

•

Healthy Relationships: Bumble is the presenting sponsor of “Love is Respect,” a program of the National Domestic Violence Hotline that engages, educates and empowers young people to identify, prevent and end dating abuse.

•

Bumble Fund Investment Strategy: Bumble Fund is our early-stage, corporate investing vehicle focusing primarily on businesses founded and led by women of color. We invest in companies that solve problems disproportionately affecting women including exploratory investments in categories of interest.

•

Philanthropic Partnerships Program: We aim to build partnerships with non-profits that support our mission and connect with our business. Our main strategic philanthropic partners include the Anti-Defamation League, The National Domestic Violence Hotline, and Vital Voices.

Human Capital

Our core values for our platforms are: growth, make the first move, honesty, kindness, accountability and inclusivity. As a result of our corporate culture, we attract a diverse team which enables us to execute on our mission. As of the date of this Annual Report on Form 10-K, 54% of our management team and 73% of our Board are women. We believe that the diversity of our management and workforce is key to our success. We have proven that this cultural shift can be not just supportive to our employees, but drive value to all stakeholders. We have a department called the Center of Excellence that is dedicated to promoting diversity, equity and inclusion (“DEI”) in and across our business and workplace and that solely focuses on DEI initiatives and training. We also have an employee network where employees can share information and ask questions on DEI topics.

As of December 31, 2020, we had over 700 full-time employees, of which approximately 600 are located outside of the United States; our largest workforces are in Austin, London, Moscow and Barcelona, with additional workforce based in New York, Los Angeles, Sydney, Mumbai, Berlin, Valletta and Toronto. We compete to attract and retain diverse and highly talented individuals, particularly people with expertise in engineering, product development, data science and machine learning. Our ability to recruit talent benefits from our mission-first orientation and brand. None of our employees are covered by collective bargaining agreements, and we consider our employee relations to be good. We invest in creating opportunities to help employees grow and build their careers. We sponsor numerous training, education and leadership development programs for our employees designed to provide them with the knowledge, attitudes, skills and habits necessary to succeed in their jobs.

The success of our business is fundamentally connected to the well-being of our people. Accordingly, we are committed to the health, safety and wellness of our employees. In response to the COVID-19 pandemic, we implemented significant changes that we determined were in the best interest of our employees, as well as the communities in which we operate, and which comply with government regulations. This includes having the vast majority of our employees work from home and providing equipment to optimize the home work space. Because we want our employees and their families to thrive, in 2020 we enhanced the ways we help our employees, especially in response to COVID-19:

•

Our Employee Support & Emergency Fund provides financial assistance to eligible employees who are unable to meet immediate, essential expenses due to temporary hardship related to an unforeseen COVID-19 emergency;

•	We provide free mental health resources, including access to a wellness coach, wellness tips and meditation sessions; and
•	We organize virtual team-building and social events for our employees in order to maintain and build our community while working from home.

Competition

The online dating industry is fast growing and highly competitive. We compete with a number of companies that provide dating products and services for the same markets in which we operate. However, online dating is not a winner-take-all market, with users on average using two different apps at the same time—and very few competitors operate at our scale or level of brand awareness. In addition, while we compete with other online dating platforms, offline forms of dating are sources of competition as well. We compete with offline dating services, such as in-person matchmakers, as well as more traditional forms of dating that involve people meeting offline without the use of dating products or services altogether. Because of the extensibility of the Bumble platform beyond dating, we also compete with social media and networking platforms.

 Intellectual Property

We believe that our rights in our intellectual property, including trademarks and domain names, as well as contractual provisions and restrictions on access to our proprietary technology, are important to our marketing efforts to develop brand recognition and differentiate our brand from our competitors. We own a number of trademarks that have been registered, or for which registration applications are pending, in the U.S. as well as in certain foreign jurisdictions. These trademarks include, among others, BUMBLE and BADOO. The current registrations of these trademarks are effective for varying periods of time and may be renewed periodically, provided that we, as the registered owner, or our licensees where applicable, comply with all applicable renewal requirements including, where necessary, the continued use of the trademarks in connection with similar services and goods. We expect to pursue additional trademark registrations to the extent we believe they would be beneficial and cost-effective.

In addition to trademark protection, we own numerous domain names, including www.bumble.com. We also enter into, and rely on, confidentiality and proprietary rights agreements with our employees, consultants, contractors and business partners to protect our trade secrets, proprietary technology and other confidential information. We further protect the use of our proprietary technology and intellectual property through provisions in both our customer terms of use on our website and in our vendor terms and conditions. For information regarding risks related to our intellectual property, please see “Item 1A—Risk Factors—Risks Related to Information Technology Systems and Intellectual Property.”

Seasonality

We experience seasonality in user growth, user engagement, Paying User growth, and monetization on our platform. Historically, we see an increase in all of these metrics in the first quarter and during the Northern Hemisphere summer of the calendar year, and a slowdown in the rest of the calendar year. Our activity is also elevated in key seasonal calendar highs such as the January and February lead up to Valentine’s Day and the lead up to major holidays.

Licensing and Regulation

We are subject to a variety of laws and regulations in the United States and abroad that involve matters central to our business. Many of these laws and regulations are still evolving and being tested in courts, and could be interpreted in ways that could harm our business. These may involve privacy, data protection and personal information, rights of publicity, content, intellectual property, advertising, marketing, distribution, data security, data retention and deletion, electronic contracts and other communications, competition, protection of minors, consumer protection, telecommunications, taxation, economic or other trade prohibitions or sanctions, anti-corruption law compliance, securities law compliance, and online payment services. In particular, we are subject to federal, state, and foreign laws regarding privacy and protection of people’s data and we currently, and from time to time, may not be in technical compliance with all such laws. Foreign data protection, privacy, content, competition, and other laws and regulations can impose different obligations or be more restrictive than those in the United States. U.S. federal and state and foreign laws and regulations, which in some cases can be enforced by private parties in addition to government entities, are constantly evolving and can be subject to significant change. As a result, the application, interpretation, and enforcement of these laws and regulations are often uncertain, particularly in the new and rapidly-evolving industry in which we operate, and may be interpreted and applied inconsistently from country to country and inconsistently with our current policies and practices.

Proposed or new legislation and regulations could also significantly affect our business. For example, the European General Data Protection Regulation (“GDPR”) took effect in May 2018 and applies to all of our products and services. The GDPR includes operational requirements for companies that receive or process personal data of residents of the European Union (“EU”) that are different from those previously in place in the European Union, and includes significant penalties for non-compliance. Additionally, the United Kingdom has transposed the GDPR into domestic law with a United Kingdom version of the GDPR (combining the GDPR and the Data Protection Act of 2018) that took effect in January 2021, which could expose us to two parallel regimes, each of which potentially authorizes similar fines and other potentially divergent enforcement actions for certain violations. The Brazilian General Data Protection Law took effect in August 2020 and imposes requirements similar to the GDPR on products and services offered to users in Brazil. The California Consumer Privacy Act (“CCPA”), which took effect in January 2020, also establishes certain transparency rules and creates new data privacy rights for users, including rights to access and delete their personal information and new ways to opt-out of certain sales or transfers of their personal information, and provides users with additional causes of action. Additionally, California voters approved a new privacy law, the California Privacy Rights Act (“CPRA”), in the November 3, 2020 election. Effective starting on January 1, 2023 (with a look back to January 2022), the CPRA will significantly modify the CCPA, including by expanding consumers’ rights with respect to certain sensitive personal information. The CPRA also creates a new state agency that will be vested with authority to implement and enforce the CCPA and the CPRA. Similarly, there are a number of legislative proposals in the European Union, the United States, at both the federal and state level (including the Virginia Consumer Data Protection Act, which was signed into law in March 2021 and will take effect at the same time as the CPRA), as well as other jurisdictions that could impose new obligations or limitations in areas affecting our business. In addition, some countries are considering or have passed legislation implementing data protection requirements or requiring local storage and processing of data or similar requirements that could increase the cost and complexity of delivering our services. For information regarding risks related to these compliance requirements, please see “Item 1A—Risk Factors—Risks Related to Regulation and Litigation—The varying and rapidly-evolving regulatory framework on privacy and data protection across jurisdictions could result in claims, changes to our business practices, monetary penalties, increased cost of operations, or declines in user growth or engagement, or otherwise harm our business.”

The foregoing description does not include an exhaustive list of the laws and regulations governing or impacting our business. See the discussion contained in the “Risk Factors” section of this Annual Report on Form 10-K for information regarding how actions by regulatory authorities or changes in legislation and regulation in the jurisdictions in which we operate may have a material adverse effect on our business.

Additional Information

Bumble Inc. was incorporated in Delaware on October 5, 2020. Our principal executive offices are located at 1105 West 41st Street, Austin, Texas 78756, and our telephone number is (512) 696-1409.

Our website address is www.bumble.com and our investor relations website is located at https://ir.bumble.com. The information posted on our website is not incorporated into this Annual Report on Form 10-K. The U.S. Securities and Exchange Commission (“SEC”) maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov. Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) are also available free of charge on our investor relations website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

We webcast our earnings calls and certain events we participate in or host with members of the investment community on our investor relations website. Additionally, we provide notifications of news or announcements regarding our financial performance, including SEC filings, investor events, press and earnings releases, as part of our investor relations website. The contents of these websites are not intended to be incorporated by reference into this report or in any other report or document we file.

Website and Social Media Disclosure

We use our websites (www.bumble.com and ir.bumble.com) and at times our corporate Twitter account (@bumble) to distribute company information. The information we post through these channels may be deemed material. Accordingly, investors should monitor these channels, in addition to following our press releases, SEC filings and public conference calls and webcasts. In addition, you may automatically receive e-mail alerts and other information about Bumble when you enroll your e-mail address by visiting the “E-mail Alerts” section of our website at ir.bumble.com. The contents of our website and social media channels are not, however, a part of this Annual Report on Form 10-K.

Item 1A. Risk Factors

You should carefully consider the following risks and all of the other information set forth in this Annual Report, including without limitation “Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes in “Item 8—Financial Statements and Supplementary Data.” The following risk factors have been organized by category for ease of use; however, many of the risks may have impacts in more than one category.

Risks Related to Our Brand, Products and Operations

If we fail to retain existing users or add new users, or if our users decrease their level of engagement with our products or do not convert to paying users, our revenue, financial results and business may be significantly harmed.

The size of our user base and our users’ level of engagement are critical to our success. Our financial performance has been and will continue to be significantly determined by our success in adding, retaining and engaging users of our products and converting users into paying subscribers or in-app purchasers. We expect that the size of our user base will fluctuate or decline in one or more markets from time to time. If people do not perceive our products to be useful, reliable, and/or trustworthy, we may not be able to attract or retain users or otherwise maintain or increase the frequency and duration of their engagement. A number of other online dating companies that achieved early popularity have since experienced slower growth or declines in their user bases or levels of engagement. There is no guarantee that we will not experience a similar erosion of our user base or engagement levels. User engagement can be difficult to measure, particularly as we introduce new and different products and services. Any number of factors can negatively affect user retention, growth, and engagement, including if:

•	users increasingly engage with other competitive products or services;
•	user behavior on any of our products changes, including decreases in the quality of the user base and frequency of use of our products and services;
•	users feel that their experience is diminished as a result of the decisions we make with respect to the frequency, prominence, format, size and quality of ads that we display;
•	there are decreases in user sentiment due to questions about the quality of our user data practices or concerns related to privacy and the sharing of user data;
•	there are decreases in user sentiment due to questions about the quality or usefulness of our products or concerns related to safety, security, well-being or other factors;
•	users are no longer willing to pay for subscriptions or in-app purchases;
•

users have difficulty installing, updating or otherwise accessing our products on mobile devices as a result of actions by us or third parties that we rely on to distribute our products and deliver our services;

•

we fail to introduce new features, products or services that users find engaging or if we introduce new products or services, or make changes to existing products and services, that are not favorably received;

•	we fail to keep pace with evolving online, market and industry trends (including the introduction of new and enhanced digital services);
•	initiatives designed to attract and retain users and engagement are unsuccessful or discontinued, whether as a result of actions by us, third parties or otherwise;
•	there is a decrease in user retention as a result of users finding meaningful relationships on our platforms and no longer needing to engage with our products;
•	third-party initiatives that may enable greater use of our products, including low-cost or discounted data plans, are discontinued;
•	we adopt terms, policies or procedures related to areas such as user data or advertising that are perceived negatively by our users or the general public;
•	we fail to combat inappropriate or abusive activity on our platform;
•	users, particularly women, do not perceive our products as being safer than other competitive products or services;
•	we fail to provide adequate customer service to users, marketers or other partners;
•	we fail to protect our brand image or reputation;
•	we, our partners or companies in our industry are the subject of adverse media reports or other negative publicity, including as a result of our or their user data practices;

•

technical or other problems prevent us from delivering our products in a rapid and reliable manner or otherwise affect the user experience, such as security breaches, distributed denial-of-service attacks or failure to prevent or limit spam or similar content;

•	there is decreased engagement with our products as a result of internet shutdowns or other actions by governments that affect the accessibility of our products in any of our markets;
•

there is decreased engagement with our products, or failure to accept our terms of service, as part of changes that we have implemented, or may implement, in the future in connection with regulations, regulatory actions or otherwise;

•

there is decreased engagement with the Bumble or Badoo apps, as applicable, as we expand the Bumble app internationally (into markets the Badoo app has historically operated in) and the Badoo app in North America (into markets the Bumble app has historically operated in);

•	there is decreased engagement with our products as a result of changes in prevailing social, cultural or political preferences in the markets where we operate; or
•	there are changes mandated by legislation, regulatory authorities or litigation that adversely affect our products or users.

From time to time, certain of these factors have negatively affected user retention, growth, and engagement to varying degrees. If we are unable to maintain or increase our user base and user engagement, our revenue and financial results may be materially adversely affected. In addition, we may not experience rapid user growth or engagement in countries where, even though mobile device penetration is high, due to the lack of sufficient cellular based data networks, consumers rely heavily on Wi-Fi and may not access our products regularly throughout the day. Any decrease in user retention, growth or engagement could render our products less attractive to users, which is likely to have a material and adverse impact on our revenue, business, financial condition and results of operations. If our user growth rate slows or declines, we will become increasingly dependent on our ability to maintain or increase levels of user engagement and monetization in order to drive revenue growth.

The dating industry is highly competitive, with low switching costs and a consistent stream of new products and entrants, and innovation by our competitors may disrupt our business.

The dating industry is highly competitive, with a consistent stream of new products and entrants. Some of our competitors may enjoy better competitive positions in certain geographical regions, user demographics or other key areas that we currently serve or may serve in the future. These advantages could enable these competitors to offer products that are more appealing to users and potential users than our products, or to respond more quickly and/or cost-effectively than us to new or changing opportunities.

In addition, within the dating industry generally, costs for consumers to switch between products are low, and consumers have a propensity to try new approaches to connecting with people and to use multiple dating products at the same time. As a result, new products, entrants and business models are likely to continue to emerge. It is possible that a new product could gain rapid scale at the expense of existing brands through harnessing a new technology, or a new or existing distribution channel, creating a new or different approach to connecting people or some other means.

Potential competitors include larger companies that could devote greater resources to the promotion or marketing of their products and services, take advantage of acquisition or other opportunities more readily or develop and expand their products and services more quickly than we do. Potential competitors also include established social media companies that may develop products, features, or services that may compete with ours or operators of mobile operating systems and app stores. For example, Facebook has introduced a dating feature on its platform, which it has rolled out in North America, Europe and other markets around the globe. These social media and mobile platform competitors could use strong or dominant positions in one or more markets, and ready access to existing large pools of potential users and personal information regarding those users, to gain competitive advantages over us. These may include offering different product features, services or pricing models that users may prefer, which may enable them to acquire and engage users at the expense of our user growth or engagement.

If we are not able to compete effectively against our current or future competitors and products that may emerge, the size and level of engagement of our user base may decrease, which could materially adversely affect our business, financial condition and results of operations.

Distribution and marketing of, and access to, our products depends, in significant part, on a variety of third-party publishers and platforms. If these third parties limit, prohibit or otherwise interfere with or change the terms of the distribution, use or marketing of our products in any material way, it could materially adversely affect our business, financial condition and results of operations.

We market and distribute our products (including related mobile applications) through a variety of third-party publishers and distribution channels, including Facebook, which has rolled out its own dating product. Our ability to market our brands on any given property or channel is subject to the policies of the relevant third party. There is no guarantee that popular mobile platforms will continue to feature our products, or that mobile device users will continue to use our products rather than competing products. We are dependent on the interoperability of our products with popular mobile operating systems, networks, technologies, products, and standards that we do not control, such as the Android and iOS operating systems. Any changes, bugs, or technical issues in such systems, or changes in our relationships with mobile operating system partners, handset manufacturers, or mobile carriers, or in their terms of service or policies that degrade our products’ functionality, reduce or eliminate our ability to update or distribute our products, give preferential treatment to competitive products, limit our ability to deliver, target, or measure the effectiveness of ads, or charge fees related to the distribution of our products or our delivery of ads could materially adversely affect the usage of our products on mobile devices. For example, the release of iOS 14 brought with it a number of new changes, including the need for app users to opt in before their identifier for advertisers (“IDFA”) can be accessed by an app (which is currently expected to come into effect in 2021). Apple’s IDFA is a string of numbers and letters assigned to Apple devices which advertisers use to identify app users to deliver personalized and targeted advertising. As of December 14, 2020, according to Mixpanel, more than 80% of iOS devices were running on iOS 14. We expect that app users’ opt-in rate to grant IDFA access will ultimately be approximately 0 to 20%. As a consequence, the ability of advertisers to accurately target and measure their advertising campaigns at the user level may become significantly limited and app developers may experience increased cost per registration.

Further, certain publishers and channels have, from time to time, limited or prohibited advertisements for dating products for a variety of reasons, including as a result of poor behavior by other industry participants. There is no assurance that we will not be limited or prohibited from using certain current or prospective marketing channels in the future. If this were to happen in the case of a significant marketing channel and/or for a significant period of time, our business, financial condition and results of operations could be materially adversely affected.

 Finally, many users historically registered for (and logged into) the application through their Facebook profiles or their Apple IDs. While we have other methods that allow users to register for (and log into) our products, no assurances can be provided that users will use these other methods. Facebook and Apple have broad discretion to change their terms and conditions in ways that could limit, eliminate or otherwise interfere with our ability to use Facebook or Apple as a registration method or to allow Facebook or Apple to use such data to gain a competitive advantage. If Facebook or Apple did so, our business, financial condition and results of operations could be materially adversely affected. Additionally, if security on Facebook or Apple is compromised, if our users are locked out from their accounts on Facebook or Apple or if Facebook or Apple experiences an outage, our users may be unable to access our products. As a result, user growth and engagement on our service could be materially adversely affected, even if for a temporary period. We also rely on Facebook for targeted advertisement and performance marketing. In the event that we are no longer able to conduct targeted advertisement and performance marketing through Facebook, our user acquisition and revenue stream may be materially adversely affected. Any of these events could materially adversely affect our business, financial condition and results of operations.

Access to our products depends on mobile app stores and other third parties such as data center service providers, as well as third party payment aggregators, computer systems, internet transit providers and other communications systems and service providers. If third parties such as the Apple App Store or Google Play Store adopt and enforce policies that limit, prohibit or eliminate our ability to distribute or update our applications through their stores, it could materially adversely affect our business, financial condition and results of operations.

Our products depend on mobile app stores and other third parties such as data center service providers, as well as third party payment aggregators, computer systems, internet transit providers and other communications systems and service providers. Our mobile applications are almost exclusively accessed through and depend on the Apple App Store and the Google Play Store. While our mobile applications are generally free to download from these stores, we offer our users the opportunity to purchase subscriptions and certain à la carte features through these applications. We determine the prices at which these subscriptions and features are sold. Purchases of these subscriptions and features via our mobile applications are mainly processed through the in-app payment systems provided by Apple and Google. We pay Apple and Google, as applicable, a meaningful share (generally 30%) of the revenue we receive from transactions processed through in-app payment systems.

Both Apple and Google have broad discretion to make changes to their operating systems or payment services or change the manner in which their mobile operating systems function and their respective terms and conditions applicable to the distribution of our applications, including the amount of, and requirement to pay, certain fees associated with purchases required to be facilitated by Apple and Google through our applications, and to interpret their respective terms and conditions in ways that may limit, eliminate or otherwise interfere with our products, our ability to distribute our applications through their stores, our ability to update our applications, including to make bug fixes or other feature updates or upgrades, the features we provide, the manner in which we market our in-app products, our ability to access native functionality or other aspects of mobile devices, and our ability to access information about our users that they collect. To the extent either or both of them do so, our business, financial condition and results of operations could be materially adversely affected. For example, Google has announced that they intend to enforce a policy, which came into effect on January 20, 2021 (with a grace period for existing apps currently using an alternative billing system), whereby only Google Play’s in-app billing system can be used for transactions in its store. Compliance with this new policy may materially adversely affect our revenue. In the event that we fail to maintain compliance by the end of September 2021, according to their policy, we may be removed from the Google Play store. If Google enforces this policy and removes our apps from the Google Play store, it would significantly reduce our ability to distribute our products to users, which would decrease the size of the user base we could convert into Paying Users, and would materially adversely affect our business, financial condition and results of operations.

 If we are not able to maintain the value and reputation of our brands, our ability to expand our base of users may be impaired, and our business and financial results may be harmed.

We believe that our brands have significantly contributed to the success of our business. We also believe that maintaining, protecting and enhancing our brands is critical to expanding our base of users and, if we fail to do so, our business, financial condition and results of operations could be materially adversely affected. We believe that the importance of brand recognition will continue to increase, given the growing number of online dating sites and applications, or “apps,” and the low barriers to entry for companies offering online dating and other types of personal services. Many of our new users are referred by existing users. Maintaining our brands will depend largely on our ability to continue to provide useful, reliable, trustworthy and innovative products, which we may not do successfully.

Further, we may experience media, legislative, or regulatory scrutiny of our actions or decisions regarding user privacy, encryption, content, advertising and other issues, which may materially adversely affect our reputation and brands. In addition, we may fail to respond expeditiously or appropriately to objectionable practices by users, or to otherwise address user concerns, which could erode confidence in our brands. Maintaining and enhancing our brands will require us to make substantial investments and these investments may not be successful.

Changes to our existing brands and products, or the introduction of new brands or products, could fail to attract or retain users or generate revenue and profits.

Our ability to retain, increase, and engage our user base and to increase our revenue depends heavily on our ability to continue to evolve our existing brands and products and to create successful new brands and products, both independently and in conjunction with developers or other third parties. We may introduce significant changes to our existing brands and products, or acquire or introduce new and unproven brands, products and product extensions, including using technologies with which we have little or no prior development or operating experience. We have also invested, and expect to continue to invest, significant resources in growing our products to support increasing usage as well as new lines of business, new products, new product extensions and other initiatives to generate revenue. The launch of our Bumble BFF product extension in 2016 and our Bumble Bizz product extension in 2017, which have not yet generated significant revenue for us, are examples. There is no guarantee that investing in new lines of business, new products, new product extensions and other initiatives will succeed. If our new or enhanced brands, products or product extensions fail to engage users, marketers, or developers, or if our business plans are unsuccessful, we may fail to attract or retain users or to generate sufficient revenue, operating margin, or other value to justify our investments, and our business may be materially adversely affected.

We may also introduce new products, features or terms of service or policies, and seek to find new, effective ways to show our community new and existing products and alert them to events and meaningful opportunities to connect, that users do not like, which may negatively affect our brands. New products may provide temporary increases in engagement that may ultimately fail to attract and retain users such that they may not produce the long-term benefits that we expect.

We have grown rapidly in recent years and have limited operating experience at our current scale of operations. If we are unable to manage our growth effectively, our brand, company culture and financial performance may suffer.

We have experienced rapid growth and demand for our services since inception. We have expanded our operations rapidly and have limited operating experience at our current size. As we have grown, we have increased our employee headcount and we expect headcount growth to continue for the foreseeable future. Further, as we grow, our business becomes increasingly complex. To effectively manage and capitalize on our growth, we must continue to expand our sales and marketing, focus on innovative product and content development, upgrade our management information systems and other processes, and obtain more space for our expanding staff. Our continued growth could strain our existing resources, and we could experience ongoing operating difficulties in managing our business across numerous jurisdictions, including difficulties in hiring, training, and managing a diffuse and growing employee base. Failure to scale and preserve our company culture with growth could harm our future success, including our ability to retain and recruit personnel and to effectively focus on and pursue our corporate objectives. If our management team does not effectively scale with our growth, we may experience erosion to our brand, the quality of our products and services may suffer, and our company culture may be harmed. Moreover, we have been, and may in the future be, subject to legacy claims or liabilities arising from systems and controls in earlier periods of our rapid development. For example, we settled a claim for an immaterial sum with a former consultant whose right to payment in connection with the Sponsor Acquisition had not been sufficiently documented in our books and records.

Because we have a limited history operating our business at its current scale, it is difficult to evaluate our current business and future prospects, including our ability to plan for and model future growth. Our limited operating experience at this scale, combined with the rapidly-evolving nature of the market in which we operate, substantial uncertainty concerning how these markets may develop, and other economic factors beyond our control, reduces our ability to accurately forecast quarterly or annual revenue. Failure to manage our future growth effectively could have a material adverse effect on our business, financial condition, and operating results.

We operate in various international markets, including certain markets in which we have limited experience. As a result, we face additional risks in connection with certain of our international operations.

Bumble and Badoo are available in 25 and 51 different languages, respectively, all over the world. Operating internationally, particularly in countries in which we have limited experience, exposes us to a number of additional risks, including:

•	operational and compliance challenges caused by distance, language and cultural differences;
•	difficulties in staffing and managing international operations;
•	differing levels of social and technological acceptance of our products or lack of acceptance of them generally;
•	foreign currency fluctuations;
•	restrictions on the transfer of funds among countries and back to the United States, as well as costs associated with repatriating funds to the United States;
•	differing and potentially adverse tax laws;
•

multiple, conflicting and changing laws, rules and regulations, and difficulties understanding and ensuring compliance with those laws by both our employees and our business partners, over whom we exert no control;

•	compliance challenges due to different laws and regulatory environments, particularly in the case of privacy, data security, and intermediary liability;
•	competitive environments that favor local businesses;
•	limitations on the level of intellectual property protection;
•	low usage and/or penetration of internet-connected consumer electronic devices;
•	political tension or social unrest and economic instability, particularly in countries in which we operate;
•	trade sanctions, political unrest, terrorism, war, health and safety epidemics (such as COVID-19) or the threat of any of these events; and
•	breaches or violation of any anti-corruption laws, rules or regulations applicable to our business, including but not limited to the Foreign Corrupt Practices Act of 1977, as amended.

Moreover, geopolitical tensions in countries in which we operate, such as Russia, may prevent us from operating in certain countries or increase our costs of operating in those countries. Additionally, if enforcement authorities demand access to our user data, our failure to comply could lead to our inability to operate in such country or other punitive acts. For example, in 2018, Russia blocked access to the messaging app Telegram after it refused to provide access to the Russian government to encrypted messages. Our office of approximately 130 employees in Moscow makes it easier for the Russian authorities to bring enforcement actions against us.

The occurrence or impact of any or all of the events described above could materially adversely affect our international operations, which could in turn materially adversely affect our business, financial condition and results of operations.

Our growth and profitability rely, in part, on our ability to attract and retain users through cost-effective marketing efforts, including through our social media presence and use of sponsorships, brand ambassadors, spokespersons and social media influencers. Any failure in these efforts could materially adversely affect our business, financial condition and results of operations.

Attracting and retaining users for our products involve considerable expenditures for online and offline marketing. Historically, we have had to increase our marketing expenditures over time in order to attract and retain users and sustain our growth. Evolving consumer behavior can affect the availability of profitable marketing opportunities. For example, as consumers communicate less via email and more via text messaging, messaging apps and other virtual means, the reach of email campaigns designed to attract new and repeat users (and retain current users) for our products is adversely impacted. To continue to reach potential users and grow our businesses, we must identify and devote our overall marketing expenditures to newer advertising channels, such as mobile and online video platforms as well as targeted campaigns in which we communicate directly with potential, former and current users via new virtual means. Generally, the opportunities in and sophistication of newer advertising channels are relatively undeveloped and unproven, and there can be no assurance that we will be able to continue to appropriately manage and fine-tune our marketing efforts in response to these and other trends in the advertising industry. Any failure to do so could materially adversely affect our business, financial condition and results of operations.

In addition, from time to time, we use the success stories of our users, and utilize sponsorships, Bumble app brand ambassadors, spokespersons and social media influencers, including in some cases celebrities, in our advertising and marketing programs to communicate on a personal level with consumers. If these individuals act in a way that is contrary to our women-first mission or that harms their personal reputation or image, or if they stop using our services and products, it could have an adverse impact on the advertising and marketing campaigns in which they are featured and on our brand. We and our brand ambassadors, spokespersons and social media influencers also use social media channels as a means of communicating with consumers. Unauthorized or inappropriate use of these channels could result in harmful publicity or negative consumer experiences, which could have an adverse impact on the effectiveness of our marketing in these channels. In addition, substantial negative commentary by others on social media platforms could have an adverse impact on our reputation and ability to attract and retain users. If our advertising and marketing campaigns do not generate a sufficient number of users, our business, financial condition and results of operations will be materially affected.

We are subject to certain risks as a mission-based company.

We believe that a critical contributor to our success has been our commitment to empower women in their relationships, in an effort to make the world a better place for everyone. The mission of the Bumble app is a significant part of our business strategy and who we are as a company. We believe that Bumble app users value our commitment to our mission. However, because we hold ourselves to such high standards, and because we believe our users have come to have high expectations of us, we may be more severely affected by negative reports or publicity if we fail, or are perceived to have failed, to live up to the Bumble app’s mission. For example, providing a safe online community for users to build new relationships and to empower women is central to the Bumble app’s mission. As a result, our brands and reputation may be negatively affected by the actions of users that are deemed to be hostile or inappropriate to other users or disempowering to women or by the actions of users acting under false or inauthentic identities. Similarly, any negative publicity about activity in the business that is perceived to be disempowering to women would negatively affect our brands and reputation. The damage to our reputation may be greater than other companies that do not have similar values as us, and it may take us longer to recover from such an incident and gain back the trust of our users.

In addition, we may make decisions regarding our business and products in accordance with the Bumble app’s mission and values that may reduce our short- or medium-term operating results if we believe those decisions are consistent with the mission and will improve the aggregate user experience. Although we expect that our commitment to the Bumble app’s mission will, accordingly, improve our financial performance over the long term, these decisions may not be consistent with the expectations of investors and any longer-term benefits may not materialize within the time frame we expect or at all, which could harm our business, revenue and financial results.

Finally, we have in the past and may in the future be subjected to litigation by those that disagree with aspects of the Bumble app’s mission or features of our platforms that we have developed in support of our mission.

Our costs are continuing to grow, and some of our investments have the effect of reducing our operating margin and profitability. If our investments are not successful, our business and financial performance could be harmed.

Operating our business is costly. We anticipate that our expenses will continue to increase in the future as we broaden our user base, develop and implement new products, market new and existing products and promote our brands, continue to expand our technical infrastructure, and continue to hire additional employees and contractors to support our expanding operations, including our efforts to focus on privacy, safety, and security. In addition, from time to time we may be subject to settlements, judgments, fines, or other monetary penalties in connection with legal and regulatory developments that may be material to our business. We may invest in new platforms and technologies. Some of these investments may generate only limited revenue and reduce our operating margin and profitability. If our investments are not successful, our ability to grow revenue will be harmed, which could materially adversely affect our business and financial performance.

Our future success depends on the continuing efforts of our key employees and our ability to attract and retain highly skilled personnel and senior management.

We currently depend on the continued services and performance of our key personnel, including Whitney Wolfe Herd. If one or more of our executive officers or key employees were unable or unwilling to continue their employment with us, we might not be able to replace them easily, in a timely manner, or at all. The risk that competitors or other companies may poach our talent increases as we continue to build our brands and become more well-known. Our key personnel have been, and may continue to be, subject to poaching efforts by our competitors and other internet and high-growth companies, including well-capitalized players in the social media and consumer internet space. The loss of key personnel, including members of management as well as key engineering, product development, marketing, and sales personnel, could disrupt our operations and have a material adverse effect on our business. The success of our brand also depends on the commitment of our key personnel to our mission. To the extent that any of our key personnel act in a way that does not align with our mission, our reputation could be materially adversely affected. See “—Our employees could engage in misconduct that materially adversely affects us.”

 Our future success will depend upon our continued ability to identify, hire, develop, motivate and retain highly skilled individuals across the globe, with the continued contributions of our senior management being especially critical to our success. Competition for well-qualified, highly skilled employees in our industry is intense and our continued ability to compete effectively depends, in part, upon our ability to attract and retain new employees. While we have established programs to attract new employees and provide incentives to retain existing employees, particularly our senior management, we cannot guarantee that we will be able to attract new employees or retain the services of our senior management or any other key employees in the future. Additionally, we believe that our culture and core values have been, and will continue to be, a key contributor to our success and our ability to foster the innovation, creativity and teamwork we believe we need to support our operations. If we fail to effectively manage our hiring needs and successfully integrate our new hires, or if we fail to effectively manage remote work arrangements resulting from COVID-19, our efficiency and ability to meet our forecasts and our ability to maintain our culture, employee morale, productivity and retention could suffer, and our business, financial condition and results of operations could be materially adversely affected.

Finally, effective succession planning is also important to our future success. If we fail to ensure the effective transfer of senior management knowledge and smooth transitions involving senior management across our various businesses, our ability to execute short and long term strategic, financial and operating goals, as well as our business, financial condition and results of operations generally, could be materially adversely affected.

We may enter into “white label” or licensing agreements in collaboration with third parties that may take actions outside of our control that harm our brand.

We have entered into “white label” agreements and may, from time to time, enter into licensing agreements pursuant to which we license our brand or our product technology to third parties. For example, pursuant to our white label agreements, we agree to set up, operate and maintain a version of our product technology for a third party where the product is branded with such third-party partner’s trademarks and other content. If any of our white label partners provide unsatisfactory service to their users, fail to comply with applicable laws or regulations or engage in actions contrary to our mission and it is ascertained that we provide the product technology for such partners, our brands and reputation may be harmed as a result of our affiliation with such white label partner. In addition, from time to time we license our brand in collaborations with third parties where they, and not we, have primary control over day-to-day operations of the project and, as a result, we may have less control over its ultimate success or its impact on our brand. For example, we have announced our intention to partner with Delicious Hospitality Group to open “Bumble Brew,” a café and wine bar. While “Bumble Brew” will use our brand, we will not control the day-to-day operations of the café. Any harm to our reputation as a result of these partnerships could have a material adverse effect on our business, financial condition and results of operations and cash flows.

Inappropriate actions by certain of our users could be attributed to us and damage our brands’ reputations, which in turn could materially adversely affect our business.

Users of our products have been, and may in the future be, physically, financially, emotionally or otherwise harmed by other individuals that such users have met or may meet through the use of one of our products. When one or more of our users suffers or alleges to have suffered any such harm either on our platform or in person after meeting on our products, we have in the past, and could in the future, experience negative publicity or legal action that could damage our brands and our brands’ reputation. Similar events affecting users of our competitors’ products have in the past, and could in the future, result in negative publicity for the dating industry generally, which could in turn negatively affect our business.

In addition, the reputations of our brands may be materially adversely affected by the actions of our users that are deemed to be hostile, offensive, defamatory, inappropriate or unlawful. Furthermore, users have in the past and may in the future use our products for illegal or harmful purposes rather than for their intended purposes, such as romance scams, promotion of false or inaccurate information, financial fraud, drug trafficking, sex-trafficking, and recruitment to terrorist groups. While we have systems and processes in place that aim to monitor and review the appropriateness of the content accessible through our products, which include, in particular, reporting tools through which users can inform us of such behavior on the platform, and have adopted policies regarding illegal, offensive or inappropriate use of our products, our users have in the past, and could in the future, nonetheless engage in activities that violate our policies. Additionally, while our policies attempt to address illegal, offensive or inappropriate use of our products, we cannot control how our users engage if and when they meet in person after meeting on our products. These safeguards may not be sufficient to avoid harm to our reputation and brands, especially if such hostile, offensive or inappropriate use is well-publicized. Furthermore, to the extent that our users, particularly women, do not feel safe using our products, our reputation and “women-first” brand would be negatively affected, which may in turn materially adversely affect our business, financial condition and results of operations.

Unfavorable media coverage could materially adversely affect our business, brand image or reputation.

We receive a high degree of media coverage globally. Unfavorable publicity and/or false media reports regarding us, our privacy practices, data security compromises or breaches, product changes, product quality, litigation or regulatory activity, including any intellectual property proceeding, or regarding the actions of our partners, our users, our employees or other companies in our industry, could materially adversely affect our brand image or reputation. For example, a third-party report identifying certain vulnerabilities related to the Bumble app was published in the fall of 2020. Although we believe we have remediated all such vulnerabilities, the report may have resulted in unfavorable publicity for us. If we fail to protect our brand image or reputation, we may experience material adverse effects to the size, demographics, engagement, and loyalty of our user base, resulting in decreased revenue, fewer app installs (or increased app uninstalls), or slower user growth rates. In addition, if securities analysts or investors perceive any media coverage of us to be negative, the price of our Class A common stock may be materially adversely affected. Any of the foregoing could materially adversely affect our business, financial condition and results of operations. See “—Our employees could engage in misconduct that materially adversely affects us;” “—From time to time, we are party to intellectual property-related litigations and proceedings that are expensive and time consuming to defend, and, if resolved adversely, could materially adversely impact our business, financial condition and results of operations;” and “—Security breaches, improper access to or disclosure of our data or user data, other hacking and phishing attacks on our systems, or other cyber incidents could compromise sensitive information related to our business and/or personal data processed by us or on our behalf and expose us to liability, which could harm our reputation and materially adversely affect our business.”

Our employees could engage in misconduct that materially adversely affects us.

Our employees could engage in misconduct that materially adversely affects us. It is not always possible to prevent or detect misconduct by our employees, either personal or in the course of their duties on behalf of the Company, and the precautions we take to prevent and detect this activity may not be effective in all cases. For example, in July 2019, Forbes published an article alleging that we maintained a misogynistic and hostile work environment for women. We hired a law firm specializing in employment law to investigate these allegations. Although the investigation found there to be a lack of credible evidence in relation to most of the allegations, the investigation did identify some current and former employees who felt that elements of sexism existed at our company. We have implemented a number of recommended changes with the aim of preventing misconduct and building an inclusive workplace culture. If any of our employees were to engage in or be accused of misconduct, we could be exposed to legal liability, our business and reputation could be materially adversely affected, and we could fail to retain key employees. See “—Unfavorable media coverage could seriously harm our business, brand image or reputation.”

 Our user metrics and other estimates are subject to inherent challenges in measurement, and real or perceived inaccuracies in those metrics may seriously harm and negatively affect our reputation and our business.

We regularly review metrics, including our Bumble App Paying Users, Badoo App and Other Paying Users, Total Paying Users, Bumble App ARPPU, Badoo App and Other ARPPU and Total ARPPU metrics, to evaluate growth trends, measure our performance, and make strategic decisions. These metrics are calculated using internal company data gathered on an analytics platform that we developed and operate and have not been validated by an independent third party. While these metrics are based on what we believe to be reasonable estimates of our user base for the applicable period of measurement, there are inherent challenges in measuring how our products are used across large populations globally. Our user metrics are also affected by technology on certain mobile devices that automatically runs in the background of our application when another phone function is used, and this activity can cause our system to miscount the user metrics associated with such account. The methodologies used to measure these metrics require significant judgment and are also susceptible to algorithm or other technical errors. In addition, we are continually seeking to improve our estimates of our user base, and such estimates may change due to improvements or changes in our methodology.

Errors or inaccuracies in our metrics or data could also result in incorrect business decisions and inefficiencies. For instance, if a significant understatement or overstatement of active users were to occur, we may expend resources to implement unnecessary business measures or fail to take required actions to attract a sufficient number of users to satisfy our growth strategies. We continually seek to address technical issues in our ability to record such data and improve our accuracy, but given the complexity of the systems involved and the rapidly changing nature of mobile devices and systems, we expect these issues to continue, particularly if we continue to expand in parts of the world where mobile data systems and connections are less stable. If partners or investors do not perceive our user, geographic, or other demographic metrics to be accurate representations of our user base, or if we discover material inaccuracies in our user, geographic, or other demographic metrics, our reputation may be materially adversely impacted.

Risks Related to Information Technology Systems and Intellectual Property

Security breaches, improper access to or disclosure of our data or user data, other hacking and phishing attacks on our systems, or other cyber incidents could compromise sensitive information related to our business and/or personal data processed by us or on our behalf and expose us to liability, which could harm our reputation and materially adversely affect our business.

Our products and services and the operation of our business involve the collection, storage, processing, and transmission of data, including personal data. The information systems that store and process such data are susceptible to increasing threats of continually evolving cybersecurity risks. In particular, our industry is prone to cyber-attacks by third parties seeking unauthorized access to confidential or sensitive data, including user personal data, or to disrupt our ability to provide services. We face an ever-increasing number of threats to our information systems from a broad range of threat actors, including foreign governments, criminals, competitors, computer hackers, cyber terrorists and politically motivated groups or individuals, and we have previously experienced various attempts to access our information systems. These threats include physical or electronic break-ins, security breaches from inadvertent or intentional actions by our employees, contractors, consultants, and/or other third parties with otherwise legitimate access to our systems, website or facilities, or from cyber-attacks by malicious third parties which could breach our data security and disrupt our systems. The motivations of such actors may vary, but breaches that compromise our information technology systems can cause interruptions, delays or operational malfunctions, which in turn could have a material adverse effect on our business, results of operations, financial condition and prospects.

In addition, the risks related to a security breach or disruption, including through a distributed denial-of-service (DDoS) attack, computer malware, viruses, social engineering (predominantly spear phishing attacks), and general hacking, have become more prevalent in our industry and have generally increased as the number, intensity, and sophistication of attempted attacks and intrusions from around the world have increased. Such security breaches or disruptions have occurred on our systems in the past and will occur on our systems in the future. We also regularly encounter attempts to create false or undesirable user accounts and advertisements or take other actions on our platform for objectionable ends. As a result of our prominence, the size of our user base, the types and volume of personal data on our systems, and the evolving nature of our products and services (including our efforts involving new and emerging technologies), we may be a particularly attractive target for such attacks, including from highly sophisticated, state-sponsored, or otherwise well-funded actors. In addition, it is possible that we may be perceived as being vulnerable to cyber-attacks because a significant portion of our engineers are located in Russia, which has been known to use social media platforms as a means of media manipulation.

Our efforts to address undesirable activity on our platform also increase the risk of retaliatory attacks. Such breaches and attacks of us or our third-party service providers may cause interruptions to the services we provide, degrade the user experience, cause users or marketers to lose confidence and trust in our products and decrease the use of our products or stop using our products in their entirety, impair our internal systems, or result in financial harm to us. Any failure to prevent or mitigate security breaches and unauthorized access to or disclosure of our data or user data, including personal information, content, or payment information from users, or information from marketers, could result in the loss, modification, disclosure, destruction, or other misuse of such data, which could subject us to legal liability, harm our business and reputation and diminish our competitive position. We may incur significant costs in protecting against or remediating such incidents and as cybersecurity incidents continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measure or to investigate and remediate any information security vulnerabilities. Our efforts to protect our confidential and sensitive data, the data of our users or other personal information we receive, and to disable undesirable activities on our platform, may also be unsuccessful due to software bugs or other technical malfunctions; employee, contractor, or vendor error or malfeasance, including defects or vulnerabilities in our service providers’ information technology systems or offerings; government surveillance; breaches of physical security of our facilities or technical infrastructure; or other threats that may surface or evolve.

In addition, third parties may attempt to fraudulently induce employees or users to disclose information in order to gain access to our data or our users’ data. Cyber-attacks continue to evolve in sophistication and volume, and may be difficult to detect for long periods of time. Although we have developed systems and processes that are designed to protect our data and user data, to prevent data loss, to disable undesirable accounts and activities on our platform, and to prevent or detect security breaches, we cannot assure you that such measures will be successful, that we will be able to anticipate or detect all cyber-attacks or other breaches, that we will be able to react to cyber-attacks or other breaches in a timely manner, or that our remediation efforts will be successful. We may also incur significant legal and financial exposure, including legal claims, higher transaction fees and regulatory fines and penalties as a result of any compromise or breach of our systems or data security, or the systems and data security of our third party providers. Any of the foregoing could have a material adverse effect on our business, financial condition, results of operations and prospects.

In addition, some of our partners may receive or store information provided by us or by our users through mobile or web applications integrated with our applications and we use third-party service providers to store, transmit and otherwise process certain confidential, sensitive or personal information on our behalf. If these third parties fail to adopt or adhere to adequate data security practices, or in the event of a breach of their networks, our data or our users’ data may be improperly accessed, used, or disclosed, which could subject us to legal liability. We cannot control such third parties and cannot guarantee that a security breach will not occur on their systems. Although we may have contractual protections with our third-party service providers, contractors and consultants, any actual or perceived security breach could harm our reputation and brand, expose us to potential liability or require us to expend significant resources on data security and in responding to any such actual or perceived breach. Any contractual protections we may have from our third-party service providers, contractors or consultants may not be sufficient to adequately protect us from any such liabilities and losses, and we may be unable to enforce any such contractual protections.

 While our insurance policies include liability coverage for certain of these matters, if we experience a significant security incident, we could be subject to liability or other damages that exceed our insurance coverage and we cannot be certain that such insurance policies will continue to be available to us on economically reasonable terms, or at all, or that any insurer will not deny coverage as to any future claim. The successful assertion of one or more large claims against us that exceed available insurance coverage, or the occurrence of changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could have a material adverse effect on our results of operations, financial condition and cash flows.

If the security of personal and confidential or sensitive user information that we maintain and store is breached, or otherwise accessed by unauthorized persons, it may be costly to remediate such breach and our reputation could be harmed.

We receive, process, store, and transmit a significant amount of personal user and other confidential or sensitive information, including credit card information, user-to-user communications and personal information of our employees and users, and enable our users to share their personal information with each other. In some cases, we engage third-party service providers to store this information. We continuously develop and maintain systems to protect the security, integrity and confidentiality of this information, but we have experienced past incidents and cannot guarantee that inadvertent or unauthorized use or disclosure of such information will not occur in the future or that third parties will not gain unauthorized access to such information despite our efforts. When such incidents occur, we may not be able to remedy them, we may be required by law to notify regulators and individuals whose personal information was used or disclosed without authorization, we may be subject to claims against us, including government enforcement actions or investigations, fines and litigation, and we may have to expend significant capital and other resources to mitigate the impact of such events, including developing and implementing protections to prevent future events of this nature from occurring. When breaches of our or our third-party service providers’ and partners’ information technology systems occur or unauthorized access to any of the confidential, sensitive or other personal information we collect or process occurs, the perception of the effectiveness of our security measures, the security measures of our partners and our reputation may be harmed, we may lose current and potential users and the recognition of our various brands and such brands’ competitive positions may be diminished, any or all of which might materially adversely affect our business, financial condition and results of operations. See “—The varying and rapidly-evolving regulatory framework on privacy and data protection across jurisdictions could result in claims, changes to our business practices, monetary penalties, increased cost of operations, or declines in user growth or engagement, or otherwise harm our business.”

We are subject to a number of risks related to credit card payments, including data security breaches and fraud that we or third parties experience or additional regulation, any of which could materially adversely affect our business, financial condition and results of operations.

In addition to purchases through the Apple App Store and the Google Play Store, we accept payment from our users through credit card transactions, certain online payment service providers, telecom providers and mobile payment platforms. The ability to access credit card information on a real-time basis without having to proactively reach out to the consumer each time we process an auto-renewal payment or a payment for the purchase of a premium feature on any of our dating products is critical to our success and a seamless experience for our users.

When we or a third party experiences a data security breach involving credit card information, affected cardholders will often cancel their credit cards. In the case of a breach experienced by a third party, the more sizable the third party’s customer base and the greater the number of credit card accounts impacted, the more likely it is that our users would be impacted by such a breach. To the extent our users are ever affected by such a breach experienced by us or a third party, affected users would need to be contacted to obtain new credit card information and process any pending transactions. It is likely that we would not be able to reach all affected users, and even if we could, some users’ new credit card information may not be obtained and some pending transactions may not be processed, which could materially adversely affect our business, financial condition and results of operations.

We work with our payment service providers to utilize tokenization tools to replace sensitive cardholder information with a stand-in token to help secure individual cardholder bank account details in credit card transactions and to reduce the number of systems that have access to our customers’ credit card information. While these tokenization tools can help limit the data security risks associated with credit card transactions, it does not eliminate those risks altogether.

Even if our users are not directly impacted by a given data security breach, they may lose confidence in the ability of service providers to protect their personal information generally, which could cause them to stop using their credit cards online and choose alternative payment methods that are not as convenient for us or restrict our ability to process payments without significant cost or user effort.

Additionally, if we fail to adequately prevent fraudulent credit card transactions, we may face litigation, fines, governmental enforcement action, civil liability, diminished public perception of our security measures, significantly higher credit card-related costs and substantial remediation costs, or refusal by credit card processors to continue to process payments on our behalf, any of which could materially adversely affect our business, financial condition and results of operations.

Finally, the passage or adoption of any legislation or regulation affecting the ability of service providers to periodically charge consumers for, among other things, recurring subscription payments may materially adversely affect our business, financial condition and results of operations. For example, under the Payment Services Regulation 2017, banks and other payment services providers are expected to develop and implement by September 14, 2021 strong customer authentication to check that the person requesting access to an account or trying to make a payment is permitted to do so. This could materially adversely affect our payment authorization rate and user journey. Legislation or regulation regarding the foregoing, or changes to existing legislation or regulation governing subscription payments, are being considered in many U.S. states. While we monitor and attempt to comply with these legal developments, we have been in the past, and may be in the future, subject to claims under such legislation or regulation.

Our success depends, in part, on the integrity of third-party systems and infrastructures and on continued and unimpeded access to our products and services on the internet.

We rely on third parties, primarily data center service providers (such as colocation providers), as well as third party payment aggregators, computer systems, internet transit providers and other communications systems and service providers, in connection with the provision of our products generally, as well as to facilitate and process certain transactions with our users. We have no control over any of these third parties, and while we actively reduce risk by minimizing reliance on any single third party or their operations, we cannot guarantee that such third-party providers will not experience system interruptions, outages or delays, or deterioration in the performance.

Problems or insolvency experienced by third-party data center service providers (such as colocation providers) and payment aggregators, upon whom we rely, the telecommunications network providers with whom we or they contract or with the systems through which telecommunications providers allocate capacity among their customers could also materially adversely affect us. Any changes in service levels at our data centers or payment aggregators or any interruptions, outages or delays in our systems or those of our third party providers, or deterioration in the performance of these systems, could impair our ability to provide our products or process transactions with our users, which could materially adversely impact our business, financial condition, results of operations and prospects. Additionally, if we need to migrate our business to different third party data center service providers or payment aggregators as a result of any such problems or insolvency, it could delay our ability to process transactions with our users. See “—Security breaches, improper access to or disclosure of our data or user data, other hacking and phishing attacks on our systems, or other cyber incidents could compromise sensitive information related to our business and/or personal data processed by us or on our behalf and expose us to liability, which could harm our reputation and materially adversely affect our business.”

In addition, we depend on the ability of our users to access the internet. Currently, this access is provided by companies that have significant market power in the broadband and internet access marketplace, including incumbent telephone companies, cable companies, mobile communications companies, government-owned service providers, device manufacturers and operating system providers, any of whom could take actions that degrade, disrupt or increase the cost of user access to our products or services, which would, in turn, negatively impact our business. The adoption or repeal of any laws or regulations that adversely affect the growth, popularity or use of the internet, including laws or practices limiting internet neutrality, could decrease the demand for, or the usage of, our products and services, increase our cost of doing business and adversely affect our results of operations.

Our success depends, in part, on the integrity of our information technology systems and infrastructures and on our ability to enhance, expand and adapt these systems and infrastructures in a timely and cost-effective manner.

In order for us to succeed, our information technology systems and infrastructures must perform well on a consistent basis. Our products and systems rely on software and hardware that is highly technical and complex, and depend on the ability of such software and hardware to store, retrieve, process and manage immense amounts of data. We have in the past experienced, and we may from time to time in the future experience, system interruptions that make some or all of our systems or data temporarily unavailable and prevent our products from functioning properly for our users; any such interruption could arise for any number of reasons, including human errors. Further, our systems and infrastructures are vulnerable to damage from fire, power loss, hardware and operating software errors, cyber-attacks, technical limitations, telecommunications failures, acts of God and similar events. While we have backup systems in place for certain aspects of our operations, not all of our systems and infrastructures are fully redundant. Disaster recovery planning can never account for all possible eventualities and our property and business interruption insurance coverage may not be adequate to compensate us fully for any losses that we may suffer. Any interruptions or outages, regardless of the cause, could negatively impact our users’ experiences with our products, tarnish our brands’ reputations and decrease demand for our products, any or all of which could materially adversely affect our business, financial condition and results of operations. Moreover, even if detected, the resolution of such interruptions may take a long time, during which customers may not be able to access, or may have limited access to, the service. See “—Security breaches, improper access to or disclosure of our data or user data, other hacking and phishing attacks on our systems, or other cyber incidents could compromise sensitive information related to our business and/or personal data processed by us or on our behalf and expose us to liability, which could harm our reputation and materially adversely affect our business.”

We also continually work to expand and enhance the efficiency and scalability of our technology and network systems to improve the experience of our users, accommodate substantial increases in the volume of traffic to our various products, ensure acceptable load times for our products and keep up with changes in technology and user preferences. Any failure to do so in a timely and cost-effective manner could materially adversely affect our users’ experience with our various products and thereby negatively impact the demand for our products, and could increase our costs, either of which could materially adversely affect our business, financial condition and results of operations.

 From time to time, we are party to intellectual property-related litigations and proceedings that are expensive and time consuming to defend, and, if resolved adversely, could materially adversely impact our business, financial condition and results of operations.

Our commercial success depends in part on avoiding infringement, misappropriation or other violations of the intellectual property rights of third parties. However, we may become party to disputes from time to time over rights and obligations concerning intellectual property held by third parties, and we may not prevail in these disputes. Companies in the internet, technology and social media industries are subject to frequent litigation based on allegations of infringement, misappropriation or other violations of intellectual property rights. Many companies in these industries, including many of our competitors, have substantially larger intellectual property portfolios than we do, which could make us a target for litigation as we may not be able to assert counterclaims against parties that sue us for infringement, misappropriation or other violations of patent or other intellectual property rights. In addition, various “non-practicing entities” that own patents and other intellectual property rights often attempt to assert claims in order to extract value from technology companies and, given that these patent holding companies or other adverse intellectual property rights holders typically have no relevant product revenue, our own issued or pending patents and other intellectual property rights may provide little or no deterrence to these rights holders in bringing intellectual property rights claims against us. From time to time we receive claims from third parties which allege that we have infringed upon their intellectual property rights and we are also a party to several patent infringement litigations from such third parties. Further, from time to time we may introduce new products, product features and services, including in areas where we currently do not have an offering, which could increase our exposure to patent and other intellectual property claims from competitors and non-practicing entities. In addition, some of our agreements with third-party partners require us to indemnify them for certain intellectual property claims against them, which could require us to incur considerable costs in defending such claims, and may require us to pay significant damages in the event of an adverse ruling. Such third-party partners may also discontinue their relationships with us as a result of injunctions or otherwise, which could result in loss of revenue and adversely impact our business operations.

Although we try to ensure that our employees and consultants do not use the proprietary information or know-how of others in their work for us, we may be subject to claims that we or our employees or consultants have inadvertently or otherwise used or disclosed intellectual property, including trade secrets, software code or other proprietary information, of a former employer or other third parties. Litigation may be necessary to defend against these claims and if we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel. Further, while it is our policy to require our employees and contractors who may be involved in the conception or development of intellectual property to execute agreements assigning such intellectual property to us, we may be unsuccessful in executing such an agreement with each party who, in fact, conceives or develops intellectual property that we regard as our own. Additionally, any such assignment of intellectual property rights may not be self-executing, or the assignment agreements may be breached, and we may be forced to bring claims against third parties, or defend claims that they may bring against us, to determine the ownership of what we regard as our intellectual property.

As we face increasing competition and develop new products, we expect the number of patent and other intellectual property claims against us may grow. There may be intellectual property or other rights held by others, including issued or pending patents, that cover significant aspects of our products and services, and we cannot be sure that we are not infringing or violating, and have not infringed or violated, any third-party intellectual property rights or that we will not be held to have done so or be accused of doing so in the future. For example, in April 2018, Match Group, Inc. filed a lawsuit against us for patent and trademark infringement, as well as trade secret misappropriation. In June 2020, we reached an agreement with Match Group, Inc. to settle such lawsuit. For additional information, please see Note 17, Commitments and Contingencies, to the audited consolidated financial statements included in “Item 8―Financial Statements and Supplementary Data”.

Any claim or litigation alleging that we have infringed or otherwise violated intellectual property or other rights of third parties, with or without merit, and whether or not settled out of court or determined in our favor, could be time-consuming and costly to address and resolve, and could divert the time and attention of our management and technical personnel. Some of our competitors have substantially greater resources than we do and are able to sustain the costs of complex intellectual property litigation to a greater degree and for longer periods of time than we could. The outcome of any litigation is inherently uncertain, and there can be no assurances that favorable final outcomes will be obtained in all cases. In addition, third parties may seek, and we may become subject to, preliminary or provisional rulings in the course of any such litigation, including potential preliminary injunctions requiring us to cease some or all of our operations. We may decide to settle such lawsuits and disputes on terms that are unfavorable to us. Similarly, if any litigation to which we are a party is resolved adversely, we may be subject to an unfavorable judgment that may not be reversed upon appeal, including being subject to a permanent injunction and being required to pay substantial monetary damages, including treble damages and attorneys’ fees, if we are found to have willfully infringed a party’s intellectual property rights. The terms of such a settlement or judgment may require us to cease some or all of our operations or pay substantial amounts to the other party. In addition, we may have to seek a license to continue practices found to be in violation of a third-party’s rights. If we are required, or choose to enter into royalty or licensing arrangements, such arrangements may not be available on reasonable terms, or at all, and may significantly increase our operating costs and expenses. Such arrangements may also only be available on a non-exclusive basis such that third parties, including our competitors, could have access to the same licensed technology to compete with us. As a result, we may also be required to develop or procure alternative non-infringing technology, which could require significant effort, time and expense or discontinue use of the technology. There also can be no assurance that we would be able to develop or license suitable alternative technology to permit us to continue offering the affected products or services. If we cannot develop or license alternative technology for any allegedly infringing aspect of our business, we would be forced to limit our products and services and may be unable to compete effectively. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation. Any of the foregoing, and any unfavorable resolution of such disputes and litigation, would materially and adversely impact our business, financial condition, results of operations and prospects.

We may fail to adequately obtain, protect and maintain our intellectual property rights or prevent third parties from making unauthorized use of such rights.

Our intellectual property is a material asset of our business and our success depends in part on our ability to protect our proprietary rights and intellectual property. For example, we rely heavily upon our trademarks, designs, copyrights, related domain names, social media handles and logos to market our brands and to build and maintain brand loyalty and recognition. We also rely upon proprietary technologies and trade secrets, as well as a combination of laws, and contractual restrictions, including confidentiality agreements with employees, customers, suppliers, affiliates and others, to establish, protect and enforce our various intellectual property rights. For example, we have generally registered and continue to apply to register and renew, or secure by contract where appropriate, trademarks and service marks as they are developed and used, and reserve, register and renew domain names and social media handles as we deem appropriate. If our trademarks and trade names are not adequately protected, then we may not be able to build and maintain name recognition in our markets of interest and our business may be adversely affected. Effective trademark protection may not be available or may not be sought in every country in which our products are made available, in every class of goods and services in which we operate, and contractual disputes may affect the use of marks governed by private contract. Our registered or unregistered trademarks or trade names may be challenged, infringed, circumvented or declared generic or determined to be infringing on other marks. For example, third parties have challenged our “BUMBLE” trademarks in the United Kingdom (“UK”) and the EU, and if such challenges are successful, we could lose valuable trademark rights. Further, at times, competitors may adopt trade names or trademarks similar to ours, thereby impeding our ability to build brand identity and possibly leading to market confusion. Similarly, not every variation of a domain name or social media handle may be available or be registered by us, even if available. The occurrence of any of these events could result in the erosion of our brands and limit our ability to market our brands using our various domain names and social media handles, as well as impede our ability to effectively compete against competitors with similar technologies or products, any of which could materially adversely affect our business, financial condition and results of operations.

We cannot guarantee that our efforts to obtain and maintain intellectual property rights are adequate, that we have secured, or will be able to secure, appropriate permissions or protections for all of the intellectual property rights we use or rely on. Furthermore, even if we are able to obtain intellectual property rights, any challenge to our intellectual property rights could result in them being narrowed in scope or declared invalid or unenforceable. In addition, other parties may also independently develop technologies that are substantially similar or superior to ours and we may not be able to stop such parties from using such independently developed technologies from competing with us.

We also rely upon unpatented proprietary information and other trade secrets to protect intellectual property that may not be registrable, or that we believe is best protected by means that do not require public disclosure. While it is our policy to enter into confidentiality agreements with employees and third parties to protect our proprietary expertise and other trade secrets, we cannot guarantee that we have entered into such agreements with each party that has or may have had access to our proprietary information or trade secrets and, even if entered into, these agreements may otherwise fail to effectively prevent disclosure of proprietary information, may be limited as to their term and may not provide an adequate remedy in the event of unauthorized disclosure or use of proprietary information. Monitoring unauthorized uses and disclosures is difficult, and we do not know whether the steps we have taken to protect our proprietary technologies will be effective. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret can be difficult, expensive and time-consuming, and the outcome is unpredictable. Some courts inside and outside the United States are less willing or unwilling to protect trade secrets. In addition, trade secrets may be independently developed by others in a manner that could prevent legal recourse by us. If any of our confidential or proprietary information, such as our trade secrets, were to be disclosed or misappropriated, or if any such information was independently developed by a competitor, our competitive position would be materially adversely harmed.

Our intellectual property rights and the enforcement or defense of such rights may be affected by developments or uncertainty in laws and regulations relating to intellectual property rights. Moreover, many companies have encountered significant problems in protecting and defending intellectual property rights in foreign jurisdictions. The legal systems of certain countries, particularly certain developing countries, do not favor the enforcement of patents, trade secrets and other intellectual property protection, which could make it difficult for us to stop the infringement, misappropriation or other violation of our intellectual property or marketing of competing products in violation of our intellectual property rights generally.

We also may be forced to bring claims against third parties to determine the ownership of what we regard as our intellectual property or to enforce our intellectual property against its infringement, misappropriation or other violations by third parties. However, the measures we take to protect our intellectual property from unauthorized use by others may not be effective and there can be no assurance that our intellectual property rights will be sufficient to protect against others offering products or services that are substantially similar or superior to ours and that compete with our business. We may not prevail in any intellectual property-related proceedings that we initiate against third parties. Further, in such proceedings or in proceedings before patent, trademark and copyright agencies, our asserted intellectual property could be found to be invalid or unenforceable, in which case we could lose valuable intellectual property rights. In addition, even if we are successful in enforcing our intellectual property against third parties, the damages or other remedies awarded, if any, may not be commercially meaningful. Regardless of whether any such proceedings are resolved in our favor, such proceedings could cause us to incur significant expenses and could distract our personnel from their normal responsibilities. Accordingly, our efforts to enforce our intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we develop or license.

Despite the measures we take to protect our intellectual property rights, our intellectual property rights may still not be adequate and protected in a meaningful manner, challenges to contractual rights could arise, third parties could copy or otherwise obtain and use our intellectual property without authorization, or laws and interpretations of laws regarding the enforceability of existing intellectual property rights may change over time in a manner that provides less protection. The occurrence of any of these events could impede our ability to effectively compete against competitors with similar technologies, any of which could materially adversely affect our business, financial condition and results of operations. See “—From time to time, we are party to intellectual property-related litigations and proceedings that are expensive and time consuming to defend, and, if resolved adversely, could materially adversely impact our business, financial condition and results of operations.”

Our use of “open source” software could subject our proprietary software to general release, adversely affect our ability to sell our products and services and subject us to possible litigation.

We use open source software in connection with a portion of our proprietary software and expect to continue to use open source software in the future. Under certain circumstances, some open source licenses require users of the licensed code to provide the user’s own proprietary source code to third parties upon request, or prohibit users from charging a fee to third parties in connection with the use of the user’s proprietary code. While we try to insulate our proprietary code from the effects of such open source license provisions, we cannot guarantee that we will be successful, that all open source software is reviewed prior to use in our products, that our developers have not incorporated open source software into our products, or that they will not do so in the future. Accordingly, we may face claims from others challenging our use of open source software, claiming ownership of, or seeking to enforce the license terms applicable to such open source software, including by demanding release of the open source software, derivative works or our proprietary source code that was developed or distributed with such software. Such claims could also require us to purchase a commercial license or require us to devote additional research and development resources to change our software, any of which would have a negative effect on our business and results of operations. In addition, if the license terms for the open source code change, we may be forced to re-engineer our software or incur additional costs. Additionally, the terms of many open source licenses to which we are subject have not been interpreted by U.S. or foreign courts. There is a risk that open source software licenses could be construed in a manner that imposes unanticipated conditions or restrictions on our ability to market or provide our products.

Risks Related to Regulation and Litigation

Our success depends, in part, on our ability to access, collect, and use personal data about our users and payers, and to comply with applicable data privacy laws.

Other businesses have been criticized by consumer protection groups, privacy groups and governmental bodies for attempts to link personal identities and other information to data collected on the internet regarding users’ browsing and other habits. Increased regulation of data utilization practices, including self-regulation or findings under existing laws that limit our ability to collect, transfer and use information and other data, could have a material adverse effect on our business. In addition, if we were to disclose information and other data about our users in a manner that was objectionable to them, our business reputation could be materially adversely affected, and we could face potential legal claims that could impact our operating results. Internationally, we may become subject to additional and/or more stringent legal obligations concerning our treatment of customer and other personal information, such as laws regarding data localization and/or restrictions on data export. For example, in July 2020 the European Union Court of Justice struck down a permitted personal data transfer mechanism between the European Union and the United States, which may lead to uncertainty about the legal basis for other personal data transfers from the European Union to the United States or interruption of such transfers. In the event any court blocks personal data transfer to or from a particular jurisdiction this could give rise to operational interruption in the performance of services for customers, greater costs to implement alternative data transfer mechanisms that are still permitted, regulatory liabilities or reputational harm. Failure to comply with evolving privacy laws could subject us to liability, and to the extent that we need to alter our business model or practices to adapt to these obligations, we could incur additional expenses, which may in turn materially adversely affect our business, financial condition, and results of operations. See “—The varying and rapidly-evolving regulatory framework on privacy and data protection across jurisdictions could result in claims, changes to our business practices, monetary penalties, increased cost of operations, or declines in user growth or engagement, or otherwise harm our business.”

Additionally, privacy activist groups have previously and may continue to provide resources to support individuals who wish to pursue privacy claims or put pressure on companies to change data processing practices. High-profile brands such as ours risk being targeted by such groups and, due to the nature of the data that we hold, there is a risk that if a user became disgruntled with our data processing practices they could leverage support from such privacy activist groups to take legal action, initiate regulatory investigation or gain publicity for their cause. There is a risk that these groups will seek to challenge our practices, particularly in relation to targeted advertising or international data transfers. Any such campaign could require significant resources to mount a response and could lead to negative publicity and potential investigation from regulators, any of which may materially adversely affect our business, financial condition, and results of operations.

Our business is subject to complex and evolving U.S. and international laws and regulations. Many of these laws and regulations are subject to change and uncertain interpretation, and could result in claims, changes to our business practices, monetary penalties, increased cost of operations, or declines in user growth or engagement, or otherwise harm our business.

We are subject to a variety of laws and regulations in the United States and abroad that involve matters that are important to or may otherwise impact our business, including, among others, broadband internet access, online commerce, advertising, user privacy, data protection, intermediary liability, protection of minors, consumer protection, general safety, sex-trafficking, taxation and securities law compliance. The introduction of new products, expansion of our activities in certain jurisdictions, or other actions that we may take may subject us to additional laws, regulations or other government scrutiny. In addition, foreign laws and regulations can impose different obligations or be more restrictive than those in the United States.

These U.S. federal, state, and municipal and foreign laws and regulations, which in some cases can be enforced by private parties in addition to government entities, are constantly evolving and can be subject to significant change. For example, on April 11, 2018, the Allow States and Victims to Fight Online Sex Trafficking Act became effective in the United States, which allows victims of sex trafficking crimes, as well as other state and local authorities, to seek redress from platforms in certain circumstances in connection with sex trafficking of individuals online.

In addition, the introduction of new brands and products, or changes to existing brands and products, may result in new or enhanced governmental or regulatory scrutiny. As a result, the application, interpretation, and enforcement of these laws and regulations are often uncertain, particularly in the new and rapidly-evolving industry in which we operate, and may be interpreted and applied inconsistently from state to state and country to country and inconsistently with our current policies and practices. These laws and regulations, as well as any associated inquiries or investigations or any other government actions, may be costly to comply with and may delay or impede the development of new products, require that we change or cease certain business practices, result in negative publicity, increase our operating costs, require significant management time and attention, and subject us to remedies that may harm our business, including fines, demands or orders that require us to modify or cease existing business practices. For example, a variety of laws and regulations govern the ability of users to cancel subscriptions and auto-payment renewals. We have in the past and may in the future be subject to claims under such laws and regulations that could materially adversely affect our business.

The promulgation of new laws or regulations, or the new interpretation of existing laws and regulations, in each case, that restrict or otherwise unfavorably impact our business, or our ability to provide or the manner in which we provide our services, could require us to change certain aspects of our business and operations to ensure compliance, which could decrease demand for services, reduce revenues, increase costs and subject us to additional liabilities. For example, U.S. courts have increasingly interpreted Title III of the Americans with Disabilities Act (the “ADA”) to require websites and web-based applications to be made fully accessible to individuals with disabilities. As a result, we may become subject to claims that our apps are not compliant with the ADA, which may require us to make modifications to our products to provide enhanced or accessible services to, or make reasonable accommodations for, individuals, and could result in litigation, including class action lawsuits.

 In addition, concerns about harms and the use of dating products and social networking platforms for such illegal and harmful conduct have produced and could continue to produce future legislation or other governmental action. For example, in January 2020, the Committee on Oversight Subcommittee on Economic and Consumer Policy of the U.S. House of Representatives launched an investigation into the online dating industry’s user safety policies, including certain practices of our businesses relating to the identification and removal of registered sex offenders and underage individuals from our platforms. The United Kingdom and European Union are also considering new legislation on this topic. For instance, the United Kingdom released its Online Harms White Paper and the European Union introduced proposed legislation referred to as the Digital Services Act and the Digital Markets Act. Proposed legislation could expose platforms to liability similar to existing legislation in other jurisdictions or, in some cases, more expansive liability. For instance, the Digital Services Act intends to limit or remove protections afforded technology platforms under the e-Commerce Directive. Similarly, in the United States, at the federal level, policymakers have discussed various legislative proposals that purport to limit or remove the protections afforded to technology platforms under the Communications Decency Act, which protect technology platforms from civil liability for certain type of content and actions of the platform’s users. If future legislation or governmental action is proposed or taken to address concerns regarding such harms, and if existing protections are limited or removed, changes could be required to our products that could restrict or impose additional costs upon the conduct of our business generally or cause users to abandon our products, which may in turn materially adversely affect our business, financial condition and results of operations.

The adoption of any laws or regulations that adversely affect the popularity or growth in use of the internet or our services, including laws or regulations that undermine open and neutrally administered internet access, could decrease user demand for our service offerings and increase our cost of doing business. For example, in December 2017, the Federal Communications Commission adopted an order reversing net neutrality protections in the United States, including the repeal of specific rules against blocking, throttling or “paid prioritization” of content or services by internet service providers. To the extent internet service providers engage in such blocking, throttling or “paid prioritization” of content or similar actions as a result of this order and the adoption of similar laws or regulations, our business, financial condition and results of operations could be materially adversely affected.

Furthermore, we are subject to rules and regulations of the United States and abroad relating to export controls and economic sanctions, including, but not limited to, trade sanctions administered by the Office of Foreign Assets Control within the U.S. Department of the Treasury, as well as the Export Administration Regulations administered by the Department of Commerce. These regulations may limit our ability to market, sell, distribute or otherwise transfer our products or technology to prohibited countries or persons. While we have taken steps to comply with these rules and regulations, a determination that we have failed to comply, whether knowingly or inadvertently, may result in substantial penalties, including fines, enforcement actions, civil and/or criminal sanctions, the disgorgement of profits, and may materially adversely affect our business, results of operations and financial condition.

The varying and rapidly-evolving regulatory framework on privacy and data protection across jurisdictions could result in claims, changes to our business practices, monetary penalties, increased cost of operations, or declines in user growth or engagement, or otherwise harm our business.

As discussed above, we process a significant volume of personal information and other regulated information both from our employees and our users. There are numerous laws in the countries in which we operate regarding privacy and the storage, sharing, use, processing, disclosure and protection of this kind of information, the scope of which are constantly changing, and in some cases, inconsistent and conflicting and subject to differing interpretations, as new laws of this nature are proposed and adopted and we currently, and from time to time, may not be in technical compliance with all such laws. Such laws also are becoming increasingly rigorous and could be interpreted and applied in ways that may have a material adverse effect on our business, financial condition, results of operations and prospects. Therefore, enforcement practices are likely to remain uncertain for the foreseeable future. In recent years, there has been an increase in attention to and regulations of data protection and data privacy across the globe, including in the United States and the European Union. We are subject to the GDPR, which became effective in May 2018, the California Consumer Privacy Act (“CCPA”), which took effect on January 1, 2020, and the Brazilian General Data Protection Law, which took effect in August 2020 and imposes requirements similar to the GDPR on products and services offered to users in Brazil. Other comprehensive data privacy or data protection laws or regulations have been passed or are under consideration in other jurisdictions, including China, India and Japan. Laws such as these give rise to an increasingly complex set of compliance obligations on us, as well as on many of our service providers. These laws impose restrictions on our ability to gather personal data, provide individuals with the ability to opt out of personal data collection, impose obligations on our ability to share data with others, and potentially subject us to fines, lawsuits, and regulatory scrutiny.

For example, the GDPR greatly increased the EU’s jurisdictional reach of its laws and added a broad array of requirements for handling personal data. EU member states are tasked under the GDPR to enact, and have enacted, certain implementing legislation that adds to and/or further interprets the GDPR requirements and potentially extends our obligations and potential liability for failing to meet such obligations. The GDPR includes obligations and restrictions concerning the consent and rights of individuals to whom the personal data relates, the transfer of personal data out of the European Economic Area, security breach notifications and the security and confidentiality of personal data.

Under the GDPR we may be subject to fines of up to €20 million or up to 4% of the total worldwide annual group turnover of the preceding financial year (whichever is higher), as well as face claims from individuals based on the GDPR’s private right of action. The GDPR will continue to be interpreted by EU data protection regulators, which may require that we make changes to our business practices, which could be time-consuming and expensive, and could generate additional risks and liabilities. The European Union is also considering an update to the EU’s Privacy and Electronic Communications (so-called “e-Privacy”) Directive, notably to amend rules on the use of cookies, electronic communications data and metadata. Brexit (as defined below) and ongoing developments in the United Kingdom have created uncertainty with regard to data protection regulation in the United Kingdom and could result in the application of new data privacy and protection laws and standards to our operations in the United Kingdom and our handling of personal data of users located in the United Kingdom. Additionally, the United Kingdom has transposed the GDPR into domestic law with a United Kingdom version of the GDPR (combining the GDPR and the Data Protection Act of 2018) that took effect in January 2021, which could expose us to two parallel regimes, each of which potentially authorizes similar fines and other potentially divergent enforcement actions for certain violations. Other countries have also passed or are considering passing laws requiring local data residency and/or restricting the international transfer of data.

Multiple legislative proposals concerning privacy and the protection of user information are being considered by the U.S. Congress. Various U.S. state legislatures have announced intentions to consider privacy legislation, and U.S. state legislatures such as California have already passed and enacted privacy legislation. For example, among other cases, the CCPA requires covered companies to provide new disclosures to California consumers and provide such consumers new data protection and privacy rights, including the ability to opt-out of certain sales of personal information. The CCPA provides for civil penalties for violations, as well as a private right of action for certain data breaches that result in the loss of personal information. This private right of action may increase the likelihood of, and risks associated with, data breach litigation. A ballot initiative from privacy rights advocates intended to augment and expand the CCPA called the California Privacy Rights Act (“CPRA”) was passed in November 2020 and will take effect in January 2023 (with a look back to January 2022). The CPRA will significantly modify the CCPA, including by expanding consumers’ rights with respect to certain sensitive personal information. The CPRA also creates a new state agency that will be vested with authority to implement and enforce the CCPA and the CPRA. New legislation proposed or enacted in a number of states (including the Virginia Consumer Data Protection Act, which was signed into law in March 2021 and will take effect at the same time as the CPRA) impose, or have the potential to impose additional obligations on companies that collect, store, use, retain, disclose, transfer and otherwise process confidential, sensitive and personal information, and will continue to shape the data privacy environment nationally. State laws are changing rapidly and there is discussion in Congress of a new federal data protection and privacy law to which we would become subject if it is enacted. Additionally, governmental agencies like the Consumer Financial Protection Bureau and the Federal Trade Commission have adopted, or are considering adopting, laws and regulations concerning personal information and data security. For example, the Federal Trade Commission has increased its focus on privacy and data security practices at digital companies, as evidenced by it levying, in July 2019, of a $5 billion fine against Facebook for privacy violations and increasing fines against companies found to be in violation of the Children’s Online Privacy Protection Act (“COPPA”).

The myriad international and U.S. privacy and data breach laws are not consistent, and compliance in the event of a widespread data breach is difficult and may be costly. Moreover, states have been frequently amending existing laws, requiring attention to changing regulatory requirements. In addition to government regulation, privacy advocates and industry groups have and may in the future propose self-regulatory standards from time to time. These and other industry standards may legally or contractually apply to us, or we may elect to comply with such standards. We expect that there will continue to be new proposed laws and regulations concerning data privacy and security, and we cannot yet determine the impact such future laws, regulations and standards may have on our business. Because the interpretation and application of data protection laws, regulations, standards and other obligations are still uncertain, and often contradictory and in flux, it is possible that the scope and requirements of these laws may be interpreted and applied in a manner that is inconsistent with our practices and our efforts to comply with the evolving data protection rules may be unsuccessful.

We make public statements about our use and disclosure of personal information through our privacy policy, information provided on our website and press statements. Although we endeavor to comply with our public statements and documentation, we may at times fail to do so or be alleged to have failed to do so. We may be subject to potential government or legal action if such policies or statements are found to be deceptive, unfair or misrepresentative of our actual practices. In addition, from time to time, concerns may be expressed about whether our products and services compromise the privacy of our users and others. Any concerns about our data privacy and security practices (even if unfounded), or any failure, real or perceived, by us to comply with our posted privacy policies or with any legal or regulatory requirements, standards, certifications or orders or other privacy or consumer protection-related laws and regulations applicable to us, could cause our users to reduce their use of our products and services.

While we believe that we comply with industry standards and applicable laws and industry codes of conduct relating to privacy and data protection in all material respects, there is no assurance that we will not be subject to claims that we have violated applicable laws or codes of conduct, that we will be able to successfully defend against such claims or that we will not be subject to significant fines and penalties in the event of non-compliance. Additionally, to the extent multiple state-level laws are introduced with inconsistent or conflicting standards and there is no federal law to preempt such laws, compliance with such laws could be difficult to achieve and we could be subject to fines and penalties in the event of non-compliance.

Furthermore, enforcement actions and investigations by regulatory authorities related to data security incidents and privacy violations continue to increase. For example, in January 2021, the Norwegian Data Protection Authority notified Grindr LLC of its preliminary decision that the app had failed to obtain valid consent to provide user data to third party advertisers in violation of the GDPR and its intention to issue an administrative fine. The United Kingdom’s Information Commissioner’s Office has also announced that it is focused on transparency and consent as it relates to the use of personal data and targeted advertising. This is an evolving area of privacy regulation, subject to significant judgment and differing interpretation. We have in the past received, and may continue to receive inquiries from regulators regarding our data privacy practices. Any failure or perceived failure by us (or the third parties with whom we have contracted to process such information) to comply with applicable privacy and security laws, policies or related contractual obligations, or any compromise of security that results in unauthorized access, or the use or transmission of, personal user information, could result in a variety of claims against us, including governmental enforcement actions and investigations, class action privacy litigation in certain jurisdictions and proceedings by data protection authorities. We could further be subject to significant fines, other litigation, claims of breach of contract and indemnity by third parties, and adverse publicity. When such events occur, our reputation may be harmed, we may lose current and potential users and the competitive positions of our various brands might be diminished, any or all of which could materially adversely affect our business, financial condition, results of operations and prospects. In addition, if our practices are not consistent or viewed as not consistent with legal and regulatory requirements, including changes in laws, regulations and standards or new interpretations or applications of existing laws, regulations and standards, we may become subject to audits, inquiries, whistleblower complaints, adverse media coverage, investigations, loss of export privileges or severe criminal or civil sanctions, all of which may have a material adverse effect on our business, financial condition, results of operations and prospects.

We are subject to litigation and adverse outcomes in such litigation could have a material adverse effect on our financial condition.

We are, and from time to time may become, subject to litigation and various legal proceedings, including litigation and proceedings related to intellectual property matters, privacy and consumer protection laws, as well as stockholder derivative suits, class action lawsuits, actions from former employees and other matters, that involve claims for substantial amounts of money or for other relief or that might necessitate changes to our business or operations. Because we strive for gender equality in relationships and empower women to make the first move on our platforms, we have been, and may continue to be, subject to discrimination lawsuits. The defense of these actions is time consuming and expensive. We evaluate these litigation claims and legal proceedings to assess the likelihood of unfavorable outcomes and to estimate, if possible, the amount of potential losses. Based on these assessments and estimates, we may establish reserves and/or disclose the relevant litigation claims or legal proceedings, as and when required or appropriate. These assessments and estimates are based on information available to management at the time of such assessment or estimation and involve a significant amount of judgment. As a result, actual outcomes or losses could differ materially from those envisioned by our current assessments and estimates. Our failure to successfully defend or settle any of these litigations or legal proceedings could result in liability that, to the extent not covered by our insurance, could have a material adverse effect on our business, financial condition and results of operations. Please see Note 17, Commitments and Contingencies, to the audited consolidated financial statements included in “Item 8―Financial Statements and Supplementary Data.”

Online applications are subject to various laws and regulations relating to children’s privacy and protection, which if violated, could subject us to an increased risk of litigation and regulatory actions.

A variety of laws and regulations have been adopted in recent years aimed at protecting children using the internet such as the COPPA and Article 8 of the GDPR. We implement certain precautions to ensure that minors do not gain access to our application. Despite our efforts, no assurances can be given that such measures will be sufficient to completely avoid allegations of COPPA violations, any of which could expose us to significant liability, penalties, reputational harm and loss of revenue, among other things. Additionally, new regulations are being considered in various jurisdictions to require the monitoring of user content or the verification of users’ identities and age. Such new regulations, or changes to existing regulations, could increase the cost of our operations.

We are subject to taxation related risks in multiple jurisdictions.

We are a U.S.-based multinational company subject to tax in multiple U.S. and foreign tax jurisdictions. Significant judgment is required in determining our global provision for income taxes, deferred tax assets or liabilities and in evaluating our tax positions on a worldwide basis. While we believe our tax positions are consistent with the tax laws in the jurisdictions in which we conduct our business, it is possible that these positions may be challenged by jurisdictional tax authorities, which may have a significant impact on our global provision for income taxes.

Tax laws are being re-examined and evaluated globally. New laws and interpretations of the law are taken into account for financial statement purposes in the quarter or year that they become applicable. Tax authorities are increasingly scrutinizing the tax positions of companies. Many countries in the European Union, as well as a number of other countries and organizations such as the Organization for Economic Cooperation and Development and the European Commission, are actively considering changes to existing tax laws that, if enacted, could increase our tax obligations in countries where we do business. These proposals include changes to the existing framework to calculate income tax, as well as proposals to change or impose new types of non-income taxes, including taxes based on a percentage of revenue. For example, several countries in the European Union have proposed or enacted taxes applicable to digital services, which includes business activities on social media platforms and online marketplaces, and would likely apply to our business. Many questions remain about the enactment, form and application of these digital services taxes. The interpretation and implementation of the various digital services taxes (especially if there is inconsistency in the application of these taxes across tax jurisdictions) could have a materially adverse impact on our business, results of operations and cash flows. Moreover, if the U.S. or other foreign tax authorities change applicable tax laws, our overall taxes could increase, and our business, financial condition or results of operations may be adversely impacted.

Action by governments to restrict access to Bumble in their countries could substantially harm our business and financial results.

Governments from time to time seek to censor content available on Bumble or our other products in their country, restrict access to our products from their country entirely, or impose other restrictions that may affect the accessibility of our products in their country for an extended period of time or indefinitely. For example, user access to Bumble and certain of our other products may be restricted in China. In addition, government authorities in other countries may seek to restrict user access to our products if they consider us to be in violation of their laws or a threat to public safety or for other reasons, such as considering the content on our platforms, or online dating services generally, immoral. For example, in September 2020 certain online dating platforms were banned in Pakistan for disseminating what it deemed to be “immoral and indecent” content. In the event that content shown on Bumble or our other products is subject to censorship, access to our products is restricted, in whole or in part, in one or more countries, we are required to or elect to make changes to our operations, or other restrictions are imposed on our products, or our competitors are able to successfully penetrate new geographic markets or capture a greater share of existing geographic markets that we cannot access or where we face other restrictions, our ability to retain or increase our user base, user engagement, or the level of advertising by marketers may be adversely affected, we may not be able to maintain or grow our revenue as anticipated, and our financial results could be materially adversely affected.

Legal, political and economic uncertainty surrounding the exit of the United Kingdom from the European Union, or Brexit, and the implementation of the trade and cooperation agreement between the United Kingdom and the European Union could have a material adverse effect on our business.

In June 2016, voters in the United Kingdom approved a referendum to withdraw the United Kingdom’s membership from the European Union, which is commonly referred to as “Brexit.” The United Kingdom’s withdrawal from the European Union occurred on January 31, 2020, but the United Kingdom remained in the European Union’s customs union and single market for a transition period that expired on December 31, 2020. On December 24, 2020, the United Kingdom and the European Union entered into a trade and cooperation agreement (the “Trade and Cooperation Agreement”), which was applied on a provisional basis from January 1, 2021. While the economic integration does not reach the level that existed during the time the United Kingdom was a member state of the European Union, the Trade and Cooperation Agreement sets out preferential arrangements in areas such as trade in goods and in services, digital trade and intellectual property. Negotiations between the United Kingdom and the European Union are expected to continue in relation to the relationship between the United Kingdom and the European Union in certain other areas which are not covered by the Trade and Cooperation Agreement. The long term effects of Brexit will depend on the effects of the implementation and application of the Trade and Cooperation Agreement and any other relevant agreements between the United Kingdom and the European Union.

We have operations in the United Kingdom and the European Union and, as a result, we face risks associated with the potential uncertainty and disruptions that may follow Brexit and the implementation and application of the Trade and Cooperation Agreement, including with respect to volatility in exchange rates and interest rates, disruptions to the free movement of data, goods, services, people and capital between the United Kingdom and the European Union and potential material changes to the regulatory regime applicable to our operations in the United Kingdom. The uncertainty concerning the United Kingdom’s future legal, political and economic relationship with the European Union could adversely affect political, regulatory, economic or market conditions in the European Union, the United Kingdom and worldwide and could contribute to instability in global political institutions, regulatory agencies and financial markets. These developments, or the perception that any of them could occur, have had and may continue to have a material adverse effect on global economic conditions and the stability of global financial markets and could significantly reduce global market liquidity and limit the ability of key market participants to operate in certain financial markets. In particular, it could also lead to a period of considerable uncertainty in relation to the United Kingdom financial and banking markets, as well as to the regulatory process in Europe. Asset valuations, currency exchange rates and credit ratings may also be subject to increased market volatility.

We may also face new regulatory costs and challenges as a result of Brexit that could have a material adverse effect on our operations. For example, as of January 1, 2021, the United Kingdom lost the benefits of global trade agreements negotiated by the European Union on behalf of its members, which may result in increased trade barriers that could make our doing business in areas that are subject to such global trade agreements more difficult. In addition, Brexit could lead to legal uncertainty and potentially divergent national laws and regulations as the United Kingdom determines which laws of the European Union to replace or replicate. There may continue to be economic uncertainty surrounding the consequences of Brexit that adversely impact customer confidence resulting in customers reducing their spending budgets on our services, which could materially adversely affect our business, financial condition and results of operations.

The ongoing instability and uncertainty surrounding Brexit and the implementation and application of the Trade and Cooperation Agreement, could require us to restructure our business operations in the United Kingdom and the European Union and could have an adverse impact on our business and employees in the United Kingdom and European Union.

Risks Related to Our Indebtedness

Our substantial indebtedness could materially adversely affect our financial condition, our ability to raise additional capital to fund our operations, our ability to operate our business, our ability to react to changes in the economy or our industry, our ability to meet our obligations under our outstanding indebtedness and could divert our cash flow from operations for debt payments.

We have a substantial amount of debt, which requires significant interest and principal payments. In connection with the Sponsor Acquisition, in January 2020, we entered into a senior secured term loan facility (the “Initial Term Loan Facility”) in an original aggregate principal amount of $575.0 million and a senior secured revolving credit facility (the “Revolving Credit Facility”) in an aggregate principal amount of up to $50.0 million. In October 2020, we entered into an incremental senior secured term loan facility (the “Incremental Term Loan Facility” and, together with the Initial Term Loan Facility, the “Term Loan Facility”; the Term Loan Facility together with the Revolving Credit Facility, the “Senior Secured Credit Facilities”) in an original aggregate principal amount of $275.0 million. We intend to use a portion of the proceeds from our IPO to repay approximately $200.0 million in aggregate principal amount under the Term Loan Facility. Subject to the limits contained in the credit agreement entered into on January 29, 2020, among the Company and its wholly-owned subsidiaries, Buzz Bidco LLC, Buzz Merger Sub, and Buzz Finco LLC (as subsequently amended, the “Credit Agreement”) that governs our Senior Secured Credit Facilities, we may be able to incur substantial additional debt from time to time to finance working capital, capital expenditures, investments or acquisitions, or for other purposes. If we do so, the risks related to our high level of debt could increase. Specifically, our high level of debt could have important consequences, including the following:

•	it may be difficult for us to satisfy our obligations, including debt service requirements under our outstanding debt;
•	our ability to obtain additional financing for working capital, capital expenditures, debt service requirements, acquisitions or other general corporate purposes may be impaired;
•

a substantial portion of cash flow from operations are required to be dedicated to the payment of principal and interest on our indebtedness, therefore reducing our ability to use our cash flow to fund our operations, capital expenditures, future business opportunities and other purposes;

•	we could be more vulnerable to economic downturns and adverse industry conditions and our flexibility to plan for, or react to, changes in our business or industry is more limited;
•

our ability to capitalize on business opportunities and to react to competitive pressures, as compared to our competitors, may be compromised due to our high level of debt and the restrictive covenants in the Credit Agreement that governs our Senior Secured Credit Facilities;

•	our ability to borrow additional funds or to refinance debt may be limited; and
•	it may cause potential or existing customers to not contract with us due to concerns over our ability to meet our financial obligations under such contracts.

We are a holding company, and our consolidated assets are owned by, and our business is conducted through, our subsidiaries. Revenue from these subsidiaries is our primary source of funds for debt payments and operating expenses. If our subsidiaries are restricted from making distributions to us, our ability to meet our debt service obligations or otherwise fund our operations may be impaired. Moreover, there may be restrictions on payments by subsidiaries to their parent companies under applicable laws, including laws that require companies to maintain minimum amounts of capital and to make payments to stockholders only from profits. As a result, although a subsidiary of ours may have cash, we may not be able to obtain that cash to satisfy our obligation to service our outstanding debt or fund our operations.

Our ability to make scheduled payments on and to refinance our indebtedness depends on and is subject to our financial and operating performance, which in turn is affected by general and regional economic, financial, competitive, business and other factors and reimbursement actions of governmental and commercial payers, all of which are beyond our control, including the availability of financing in the international banking and capital markets. We cannot assure you that our business will generate sufficient cash flow from operations or that future borrowings will be available to us in an amount sufficient to enable us to service our debt, to refinance our debt or to fund our other liquidity needs. Any refinancing or restructuring of our indebtedness could be at higher interest rates and may require us to comply with more onerous covenants that could further restrict our business operations. Moreover, in the event of a default, the holders of our indebtedness could elect to declare such indebtedness be due and payable and/or elect to exercise other rights, such as the lenders under our Revolving Credit Facility terminating their commitments thereunder and ceasing to make further loans or the lenders under our Senior Secured Credit Facilities instituting foreclosure proceedings against their collateral, any of which could materially adversely affect our results of operations and financial condition.

Furthermore, all of the debt under our Senior Secured Credit Facilities bears interest at variable rates. If interest rates increase, our debt service obligations on our Senior Secured Credit Facilities would increase even though the amount borrowed remained the same, and our net income and cash flows, including cash available for servicing our indebtedness, would correspondingly decrease. In addition, our variable rate indebtedness uses the London Interbank Offered Rate (“LIBOR”) as a benchmark for establishing the rate of interest and may be hedged with LIBOR-based interest rate derivatives. LIBOR is the subject of recent national, international and other regulatory guidance and proposals for reform. These reforms and other pressures may cause LIBOR to be replaced with a new benchmark or to perform differently than in the past. The consequences of these developments cannot be entirely predicted, but could include an increase in the cost of our variable rate indebtedness.

 Certain of our debt agreements impose significant operating and financial restrictions on us and our subsidiaries, which may prevent us from capitalizing on business opportunities.

The Credit Agreement that governs our Senior Secured Credit Facilities imposes significant operating and financial restrictions on us. These restrictions will limit our ability and/or the ability of our subsidiaries to, among other things:

•	incur or guarantee additional debt or issue disqualified stock or preferred stock;
•	pay dividends and make other distributions on, or redeem or repurchase, capital stock;
•	make certain investments;
•	incur certain liens;
•	enter into transactions with affiliates;
•	merge or consolidate;
•	enter into agreements that restrict the ability of restricted subsidiaries to make dividends or other payments to the issuers or the guarantors;
•	prepay, redeem or repurchase any subordinated indebtedness or enter into amendments to certain subordinated indebtedness in a manner materially adverse to the lenders;
•	designate restricted subsidiaries as unrestricted subsidiaries; and
•	transfer or sell assets.

Furthermore, if our borrowings under the Revolving Credit Facility exceed certain thresholds, the Credit Agreement requires Buzz Finco L.L.C. to maintain, as of the last day of each four fiscal quarter periods, a maximum consolidated first lien net leverage ratio of 5.75 to 1.00 (subject to customary equity cure rights). As a result of these restrictions, we are limited as to how we conduct our business and we may be unable to raise additional debt or equity financing to compete effectively or to take advantage of new business opportunities. The terms of any future indebtedness we may incur could include similar or more restrictive covenants. We cannot assure you that we will be able to maintain compliance with these covenants in the future and, if we fail to do so, that we will be able to obtain waivers from the lenders and/or amend the covenants. Our failure to comply with the restrictive or financial covenants described above as well as the terms of any future indebtedness could result in an event of default, which, if not cured or waived, could result in us being required to repay these borrowings before their due date. If we are forced to refinance these borrowings on less favorable terms or are unable to refinance these borrowings, our results of operations and financial condition could be materially adversely affected.

Risks Related to Our Organizational Structure

Bumble Inc. is a holding company and its only material asset is its interest in Bumble Holdings, and it is accordingly dependent upon distributions from Bumble Holdings to pay taxes, make payments under the tax receivable agreement and pay dividends.

Bumble Inc. is a holding company and has no material assets other than its ownership of Common Units. Bumble Inc. has no independent means of generating revenue. Bumble Inc. intends to cause Bumble Holdings to make distributions to holders of its Common Units, including Bumble Inc. and our Pre-IPO Common Unitholders, and Incentive Units in an amount sufficient to cover all applicable taxes at assumed tax rates, payments under the tax receivable agreement and dividends, if any, declared by it. Deterioration in the financial condition, earnings or cash flow of Bumble Holdings and its subsidiaries for any reason could limit or impair their ability to pay such distributions. Additionally, to the extent that Bumble Inc. needs funds, and Bumble Holdings is restricted from making such distributions under applicable law or regulation or under the terms of our financing arrangements, or is otherwise unable to provide such funds, such restriction could materially adversely affect our liquidity and financial condition.

 We anticipate that Bumble Holdings will continue to be treated as a partnership for U.S. federal income tax purposes and, as such, generally will not be subject to any entity-level U.S. federal income tax. Instead, taxable income will be allocated to holders of Common Units, including us, and Incentive Units. Accordingly, we will be required to pay income taxes on our allocable share of any net taxable income of Bumble Holdings. Legislation that is effective for taxable years beginning after December 31, 2017 may impute liability for adjustments to a partnership’s tax return to the partnership itself in certain circumstances, absent an election to the contrary. Bumble Holdings may be subject to material liabilities pursuant to this legislation and related guidance if, for example, its calculations of taxable income are incorrect. In addition, the income taxes on our allocable share of Bumble Holding’s net taxable income will increase over time as our Pre-IPO Common Unitholders and/or Incentive Unitholders exchange their Common Units (including Common Units issued upon conversion of vested Incentive Units) for shares of our Class A common stock. Such increase in our tax expenses may have a material adverse effect on our business, results of operations, and financial condition.

Under the terms of the amended and restated limited partnership agreement, Bumble Holdings is obligated to make tax distributions to holders of Common Units, including us, and Incentive Units at certain assumed tax rates. These tax distributions may in certain periods exceed our tax liabilities and obligations to make payments under the tax receivable agreement. Our board of directors, in its sole discretion, will make any determination from time to time with respect to the use of any such excess cash so accumulated, which may include, among other uses, funding repurchases of Class A common stock; acquiring additional newly issued Common Units from Bumble Holdings at a per unit price determined by reference to the market value of the Class A common stock; paying dividends, which may include special dividends, on its Class A common stock; or any combination of the foregoing. We will have no obligation to distribute such cash (or other available cash other than any declared dividend) to our stockholders. To the extent that we do not distribute such excess cash as dividends on our Class A common stock or otherwise undertake ameliorative actions between Common Units, Incentive Units and shares of Class A common stock and instead, for example, hold such cash balances, holders of our Common Units (other than Bumble Inc.) and Incentive Units may benefit from any value attributable to such cash balances as a result of their ownership of Class A common stock following a redemption or exchange of their Common Units, notwithstanding that such holders of our Common Units (other than Bumble Inc.) and Incentive Units may previously have participated as holders of Common Units and Incentive Units in distributions by Bumble Holdings that resulted in such excess cash balances at Bumble Inc. See “Item 13—Certain Relationships and Related Transactions, and Director Independence—Bumble Holdings Amended and Restated Limited Partnership Agreement.”

Payments of dividends, if any, will be at the discretion of our board of directors after taking into account various factors, including our business, operating results and financial condition, current and anticipated cash needs, plans for expansion and any legal or contractual limitations on our ability to pay dividends. Our existing Senior Secured Credit Facilities include, and any financing arrangement that we enter into in the future may include, restrictive covenants that limit our ability to pay dividends. In addition, Bumble Holdings is generally prohibited under Delaware law from making a distribution to a limited partner to the extent that, at the time of the distribution, after giving effect to the distribution, liabilities of Bumble Holdings (with certain exceptions) exceed the fair value of its assets. Subsidiaries of Bumble Holdings are generally subject to similar legal limitations on their ability to make distributions to Bumble Holdings.

Bumble Inc. will be required to pay certain of our pre-IPO owners for most of the benefits relating to tax depreciation or amortization deductions that we may claim as a result of Bumble Inc.’s allocable share of existing tax basis acquired in the IPO, Bumble Inc.’s increase in its allocable share of existing tax basis and anticipated tax basis adjustments we receive in connection with sales or exchanges of Common Units (including Common Units issued upon conversion of vested Incentive Units) in connection with or after the IPO and our utilization of certain tax attributes of the Blocker Companies.

We entered into a tax receivable agreement with certain of our pre-IPO owners that provides for the payment by Bumble Inc. to such pre-IPO owners of 85% of the benefits, if any, that Bumble Inc. realizes, or is deemed to realize (calculated using certain assumptions), as a result of (i) Bumble Inc.’s allocable share of existing tax basis acquired in the IPO, (ii) increases in Bumble Inc.’s allocable share of existing tax basis and adjustments to the tax basis of the tangible and intangible assets of Bumble Holdings as a result of sales or exchanges of Common Units (including Common Units issued upon conversion of vested Incentive Units) for shares of Class A common stock in connection with or after the IPO and (iii) Bumble Inc.’s utilization of certain tax attributes of the Blocker Companies (including the Blocker Companies’ allocable share of existing tax basis), and (iv) certain other tax benefits related to entering into the tax receivable agreement, including tax benefits attributable to payments under the tax receivable agreement. The existing tax basis, increases in existing tax basis and tax basis adjustments generated over time may increase (for tax purposes) the depreciation and amortization deductions available to Bumble Inc. and, therefore, may reduce the amount of tax that Bumble Inc. would otherwise be required to pay in the future, although the U.S. Internal Revenue Service (“IRS”) may challenge all or part of the validity of that tax basis, and a court could sustain such a challenge. Actual tax benefits realized by Bumble Inc. may differ from tax benefits calculated under the tax receivable agreement as a result of the use of certain assumptions in the tax receivable agreement, including the use of an assumed weighted-average state and local income tax rate to calculate tax benefits.

The payment obligation under the tax receivable agreement is an obligation of Bumble Inc. and not of Bumble Holdings. While the amount of existing tax basis and anticipated tax basis adjustments and utilization of tax attributes, as well as the amount and timing of any payments under the tax receivable agreement, will vary depending upon a number of factors, we expect the payments that Bumble Inc. may make under the tax receivable agreement will be substantial. The actual amounts payable will depend upon, among other things, the timing of purchases or exchanges, the price of shares of our Class A common stock at the time of such purchases or exchanges, the extent to which such purchases or exchanges are taxable and the amount and timing of our taxable income. We estimate the amount of existing tax basis with respect to which our pre-IPO owners will be entitled to receive payments under the tax receivable agreement (assuming all Pre-IPO Common Unitholders exchanged their Common Units for shares of Class A common stock on the date of the initial public offering, and assuming all vested Incentive Units were converted to Common Units and subsequently exchanged for shares of Class A common stock at the initial public offering price of $43.00 per share of Class A common stock) is approximately $2,562.0 million, which includes Bumble Inc.’s allocable share of existing tax basis acquired in the IPO, which we have determined to be approximately $1,675.2 million. In determining Bumble Inc.’s allocable share of existing tax basis acquired in the IPO, we have given retrospective effect to certain exchanges of Common Units for Class A shares that will occur following the IPO that were contemplated to have occurred pursuant to the Blocker Restructuring. The payments under the tax receivable agreement are not conditioned upon continued ownership of us by the pre-IPO owners. See “Item 13―Certain Relationships and Related Transactions, and Director Independence—Tax Receivable Agreement.”

In certain cases, payments under the tax receivable agreement may be accelerated and/or significantly exceed the actual benefits Bumble Inc. realizes in respect of the tax attributes subject to the tax receivable agreement.

Bumble Inc.’s payment obligations under the tax receivable agreement will be accelerated in the event of certain changes of control, upon a breach by Bumble Inc. of a material obligation under the tax receivable agreement or if Bumble Inc. elects to terminate the tax receivable agreement early. The accelerated payments required in such circumstances will be calculated by reference to the present value (at a discount rate equal to the lesser of (i) 6.5% per annum and (ii) one year LIBOR (or its successor rate) plus 100 basis points) of all future payments that holders of Common Units or other recipients would have been entitled to receive under the tax receivable agreement, and such accelerated payments and any other future payments under the tax receivable agreement will utilize certain valuation assumptions, including that Bumble Inc. will have sufficient taxable income to fully utilize the deductions arising from the increased tax deductions and tax basis and other benefits related to entering into the tax receivable agreement and sufficient taxable income to fully utilize any remaining net operating losses subject to the tax receivable agreement on a straight line basis over the shorter of the statutory expiration period for such net operating losses or the five-year period after the early termination or change of control. In addition, recipients of payments under the tax receivable agreement will not reimburse us for any payments previously made under the tax receivable agreement if the tax attributes or Bumble Inc.’s utilization of tax attributes underlying the relevant tax receivable agreement payment are successfully challenged by the IRS (although any such detriment would be taken into account as an offset against future payments due to the relevant recipient under the tax receivable agreement). Bumble Inc.’s ability to achieve benefits from any existing tax basis, tax basis adjustments or other tax attributes, and the payments to be made under the tax receivable agreement, will depend upon a number of factors, including the timing and amount of our future income. As a result, even in the absence of a change of control or an election to terminate the tax receivable agreement early, payments under the tax receivable agreement could be in excess of 85% of Bumble Inc.’s actual cash tax benefits.

Accordingly, it is possible that the actual cash tax benefits realized by Bumble Inc. may be significantly less than the corresponding tax receivable agreement payments. It is also possible that payments under the tax receivable agreement may be made years in advance of the actual realization, if any, of the anticipated future tax benefits. There may be a material negative effect on our liquidity if the payments under the tax receivable agreement exceed the actual cash tax benefits that Bumble Inc. realizes in respect of the tax attributes subject to the tax receivable agreement and/or if distributions to Bumble Inc. by Bumble Holdings are not sufficient to permit Bumble Inc. to make payments under the tax receivable agreement after it has paid taxes and other expenses. Based upon certain assumptions described in greater detail below under “Item 13―Certain Relationships and Related Transactions, and Director Independence—Tax Receivable Agreement,” we estimate that if Bumble Inc. had exercised its termination right immediately following the IPO, the aggregate amount of the early termination payments required under the tax receivable agreement would have been approximately $1,220.5 million. In determining this estimated early termination payment, we have given retrospective effect to certain exchanges of Common Units for Class A shares that will occur following the IPO that were contemplated to have occurred pursuant to the Blocker Restructuring. The foregoing number is merely an estimate and the actual payments could differ materially. We may need to incur additional indebtedness to finance payments under the tax receivable agreement to the extent our cash resources are insufficient to meet our obligations under the tax receivable agreement as a result of timing discrepancies or otherwise, and these obligations could have the effect of delaying, deferring or preventing certain mergers, asset sales, other forms of business combinations or other changes of control.

The acceleration of payments under the tax receivable agreement in the case of certain changes of control may impair our ability to consummate change of control transactions or negatively impact the value received by owners of our Class A common stock.

In the case of certain changes of control, payments under the tax receivable agreement will be accelerated and may significantly exceed the actual benefits Bumble Inc. realizes in respect of the tax attributes subject to the tax receivable agreement. We expect that the payments that we may make under the tax receivable agreement in the event of a change of control will be substantial. As a result, our accelerated payment obligations and/or the assumptions adopted under the tax receivable agreement in the case of a change of control may impair our ability to consummate change of control transactions or negatively impact the value received by owners of our Class A common stock in a change of control transaction.

Risks Related to Ownership of our Class A Common Stock

Our Principal Stockholders control us and their interests may conflict with ours or yours in the future.

As of the date of this Annual Report on Form 10-K, our Principal Stockholders beneficially own approximately 95% of the combined voting power of our Class A and Class B common stock. Moreover, we nominate to our board individuals designated by our Principal Stockholders in accordance with the stockholders agreement. Our Principal Stockholders have the right to designate directors subject to the maintenance of certain ownership requirements in us. See “Item 13―Certain Relationships and Related Transactions, and Director Independence—Stockholders Agreement.” Even when our Principal Stockholders cease to own shares of our stock representing a majority of the total voting power, for so long as our Principal Stockholders continue to own a significant percentage of our stock, they will still be able to significantly influence or effectively control the composition of our board of directors and the approval of actions requiring stockholder approval through their voting power. Accordingly, for such period of time, our Principal Stockholders will have significant influence with respect to our management, business plans and policies, including the appointment and removal of our officers. In particular, for so long as our Sponsor continues to own a significant percentage of our stock, our Sponsor will be able to cause or prevent a change of control of our company or a change in the composition of our board of directors and could preclude any unsolicited acquisition of our company. The concentration of ownership could deprive you of an opportunity to receive a premium for your shares of Class A common stock as part of a sale of our company and ultimately might affect the market price of our Class A common stock.

In addition, as of the date of this Annual Report on Form 10-K, the Pre-IPO Common Unitholders (which include our Sponsor and our Founder) own 38% of the Common Units. Because they hold their ownership interest in our business directly in Bumble Holdings, rather than through Bumble Inc., the Pre-IPO Common Unitholders may have conflicting interests with holders of shares of our Class A common stock. For example, if Bumble Holdings makes distributions to Bumble Inc., the Pre-IPO Common Unitholders and participating Incentive Unitholders (as described below) will also be entitled to receive such distributions pro rata in accordance with the percentages of their respective Common Units or Incentive Units, as applicable, in Bumble Holdings and their preferences as to the timing and amount of any such distributions may differ from those of our public stockholders. Incentive Units initially will not be entitled to receive distributions (other than tax distributions) until holders of Common Units have received a minimum return as provided in the amended and restated limited partnership agreement of Bumble Holdings. However, Incentive Units will have the benefit of adjustment provisions that will reduce the participation threshold for distributions in respect of which they do not participate until there is no participation threshold, at which time the Incentive Units would participate pro rata with distributions on Common Units. Our pre-IPO owners may also have different tax positions from us which could influence their decisions regarding whether and when to dispose of assets, especially in light of the tax receivable agreement, whether and when to incur new or refinance existing indebtedness, and whether and when Bumble Inc. should terminate the tax receivable agreement and accelerate its obligations thereunder. In addition, the structuring of future transactions may take into consideration our pre-IPO owners’ tax or other considerations even where no similar benefit would accrue to us. See “Item 13―Certain Relationships and Related Transactions, and Director Independence—Tax Receivable Agreement.”

Our amended and restated certificate of incorporation does not limit the ability of our Principal Stockholders to compete with us and they may have investments in businesses whose interests conflict with ours.

Our Principal Stockholders and their respective affiliates engage in a broad spectrum of activities, including investments in businesses that may compete with us. In the ordinary course of their business activities, our Principal Stockholders and their respective affiliates may engage in activities where their interests conflict with our interests or those of our stockholders. Our amended and restated certificate of incorporation provides that none of our Principal Stockholders or any of their respective affiliates or any of our directors who are not employed by us (including any non-employee director who serves as one of our officers in both his or her director and officer capacities) or his or her affiliates will have any duty to refrain from engaging, directly or indirectly, in the same business activities or similar business activities or lines of business in which we operate. Our Principal Stockholders and their respective affiliates also may pursue acquisition opportunities that may be complementary to our business, and, as a result, those acquisition opportunities may not be available to us. In addition, our Principal Stockholders may have an interest in our pursuing acquisitions, divestitures and other transactions that, in their judgment, could enhance their investment, even though such transactions might involve risks to us and our stockholders.

We are a “controlled company” within the meaning of Nasdaq rules and, as a result, we qualify for exemptions from certain corporate governance requirements. If we rely on such exemptions in the future, you will not have the same protections afforded to stockholders of companies that are subject to such requirements.

Our Principal Stockholders are parties to a stockholders agreement described in “Item 13―Certain Relationships and Related Transactions, and Director Independence—Stockholders Agreement” and, as of the date of this Annual Report on Form 10-K, beneficially own approximately 95% of the combined voting power of our Class A and Class B common stock. As a result, we are a “controlled company” within the meaning of the Nasdaq corporate governance standards. Under these corporate governance standards, a company of which more than 50% of the voting power in the election of directors is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements. For example, controlled companies:

•	are not required to have a board that is composed of a majority of “independent directors,” as defined under Nasdaq rules;
•	are not required to have a compensation committee that is composed entirely of independent directors; and
•

are not required to have director nominations be made, or recommended to the full board of directors, by its independent directors or by a nominations committee that is composed entirely of independent directors.

Although we do not currently rely on the exemptions from these corporate governance requirements, if we do rely on such exemptions in the future, you will not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of Nasdaq.

We are an “emerging growth company,” and we cannot be certain if the reduced reporting requirements applicable to emerging growth companies will make our common stock less attractive to investors.

We are an “emerging growth company” as defined in the Jumpstart Our Business Startups Act (the “JOBS Act”). We will remain an “emerging growth company” until the earliest to occur of:

•	the last day of the fiscal year during which our total annual revenue equals or exceeds $1.07 billion (subject to adjustment for inflation);
•	December 31, 2026;
•	the date on which we have, during the previous three-year period, issued more than $1 billion in non-convertible debt; or
•	the date on which we are deemed to be a “large accelerated filer” under the Exchange Act.

We may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including but not limited to, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

 In addition, the JOBS Act permits an emerging growth company like us to take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies. We have elected to use this extended transition period until we are no longer an emerging growth company or until we affirmatively and irrevocably opt out of the extended transition period. Accordingly, this election allows us to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies. When a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, will adopt the new or revised standard at the time private companies adopt the new or revised standard, unless early adoption is permitted by the standard. As a result, our consolidated financial statements may not be comparable to the financial statements of companies that comply with new or revised accounting pronouncements as of public company effective dates.

Investors may find our Class A common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our Class A common stock and our per share trading price may be materially adversely affected and more volatile.

We will incur increased costs and have become subject to additional regulations and requirements as a result of becoming a public company, which could lower our profits, make it more difficult to run our business or divert management’s attention from our business.

As a public company, we are required to commit significant resources and management time and attention to the requirements of being a public company, which causes us to incur significant legal, accounting and other expenses that we had not incurred as a private company, including costs associated with public company reporting requirements. We also incur costs associated with the Sarbanes-Oxley Act of 2002 (the “Sarbanes- Oxley Act”) and related rules implemented by the Securities and Exchange Commission (the “SEC”) and Nasdaq, and compliance with these requirements place significant demands on our legal, accounting and finance staff and on our accounting, financial and information systems. In addition, we might not be successful in implementing these requirements. The expenses incurred by public companies generally for reporting and corporate governance purposes have been increasing. We expect these rules and regulations to increase our legal and financial compliance costs and to make some activities more time-consuming and costly, although we are currently unable to estimate these costs with any degree of certainty. These laws and regulations also could make it more difficult or costly for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage, higher retention, or incur substantially higher costs to obtain the same or similar coverage. These laws and regulations could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as our executive officers. Furthermore, if we are unable to satisfy our obligations as a public company, we could be subject to delisting of our Class A common stock, fines, sanctions and other regulatory action and potentially civil litigation.

We have identified a material weakness in our internal control over financial reporting. If our remediation of the material weakness is not effective, or we fail to develop and maintain effective internal control over financial reporting, our ability to produce timely and accurate financial statements or comply with applicable laws and regulations could be impaired.

Our management has determined that we have a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

Specifically, the deficiency we identified relates to a lack of defined processes and controls over information technology.

These information technology control deficiencies, when aggregated, are a material weakness and could result in a material misstatement to our financial statements that may not be prevented or detected. Given we operated as a private company prior to the IPO, we did not have the necessary processes and controls formalized to effectively implement information technology controls within key financial systems.

We are taking the following actions to remediate this material weakness:

•

Broadening the scope of existing information technology general controls for user access and segregation of duties, change management, computer operations, and program development. We are also reviewing and strengthening policies related to each of these IT domains.

•	Engaged an external advisor to assist us with documenting our internal controls, gaps in internal controls, assisting with remediation, and monitoring remediation progress.
•	Delivering periodic training to our team members on internal controls over financial reporting.
•

Strengthening our compliance and accounting functions with additional experienced hires to assist in our risk assessment process and the design and implementation of controls responsive to those deficiencies.

We cannot assure you the measures we are taking to remediate the material weakness will be sufficient or that they will prevent future material weaknesses. Additional material weaknesses or failure to maintain effective internal control over financial reporting could cause us to fail to meet our reporting obligations as a public company and may result in a restatement of our financial statements for prior periods.

Our independent registered public accounting firm is not required to formally attest to the effectiveness of our internal control over financial reporting until after we are no longer an “emerging growth company” as defined in the JOBS Act. At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our internal control over financial reporting is documented, designed, or operating. If we are not able to complete our initial assessment of our internal controls and otherwise implement the requirements of Section 404 of the Sarbanes-Oxley Act in a timely manner or with adequate compliance, our independent registered public accounting firm may not be able to certify as to the adequacy of our internal controls over financial reporting. Any failure to implement and maintain effective internal control over financial reporting also could adversely affect the results of periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal control over financial reporting that we will eventually be required to include in our periodic reports that are filed with the SEC. Ineffective disclosure controls and procedures and internal control over financial reporting could also cause investors to lose confidence in our reported financial and other information, which would likely have a negative effect on the trading price of our Class A common stock. In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed on Nasdaq.

 We cannot predict the impact our dual class structure may have on the market price of our Class A common stock.

We cannot predict whether our dual class structure will result in a lower or more volatile market price of our Class A common stock, in adverse publicity or other adverse consequences. Certain index providers have announced restrictions on including companies with multiple class share structures in certain of their indices. For example, S&P Dow Jones has stated that companies with multiple share classes will not be eligible for inclusion in the S&P Composite 1500 (composed of the S&P 500, S&P MidCap 400 and S&P SmallCap 600), although existing index constituents in July 2017 were grandfathered. Under the announced policies, our dual class capital structure would make us ineligible for inclusion in any of these indices. Given the sustained flow of investment funds into passive strategies that seek to track certain indices, exclusion from stock indices would likely preclude investment by many of these funds and could make our Class A common stock less attractive to other investors. As a result, the market price of our Class A common stock could be materially adversely affected.

The outsized voting rights of our Principal Stockholders have the effect of concentrating voting control with our Principal Stockholders, limit or preclude your ability to influence corporate matters and may have a potential adverse effect on the price of our Class A common stock.

In general, each share of our Class A common stock entitles its holder to one vote on all matters on which stockholders of Bumble Inc. are entitled to vote generally. Shares of Class B common stock have no economic rights but each share generally entitles each holder, without regard to the number of shares of Class B common stock held by such holder, to a number of votes that is equal to the aggregate number of Common Units held by such holder on all matters on which stockholders of Bumble Inc. are entitled to vote generally. Holders of shares of our Class B common stock vote together with holders of our Class A common stock as a single class on all matters on which stockholders are entitled to vote generally, except as otherwise required by law. Notwithstanding the foregoing, unless they elect otherwise, each of our Principal Stockholders is entitled to outsized voting rights as follows. Until the High Vote Termination Date, each share of Class A common stock held by a Principal Stockholder entitles such Principal Stockholder to ten votes and each Principal Stockholder that holds Class B common stock is entitled, without regard to the number of shares of Class B common stock held by such Principal Stockholder, to a number of votes equal to 10 times the aggregate number of Common Units (including Common Units issued upon conversion of vested Incentive Units) of Bumble Holdings held by such Principal Stockholder. In addition, if, at any time, our Founder is neither an employee nor a director, any Class A common stock or Class B common stock held by our Founder will be entitled to one vote per share (in the case of the Class A common stock) or a number of votes that is equal to the aggregate number of Common Units (including Common Units issued upon conversion of vested Incentive Units) of Bumble Holdings held by our Founder (in the case of the Class B common stock), in each case on all matters on which stockholders of Bumble Inc. are entitled to vote generally. The difference in voting rights subject us to numerous risks that could adversely affect the value of our Class A common stock by, for example, delaying or deferring a change of control or if investors view, or any potential future purchaser of our company views, the superior voting rights of our Principal Stockholders to have value. Because of the ten-to-one voting ratio between our Class A and Class B common stock held by our Principal Stockholders, on the one hand, and Class A and Class B common stock held by individuals other than our Principal Stockholders, on the other hand, the Principal Stockholders collectively control a majority of the combined voting power of our common stock and therefore are able to control all matters submitted to our shareholders. This concentrated control limits or precludes the ability of other holders of Class A common stock to influence corporate matters for the foreseeable future, which, in turn increases the risk of divergent views over strategy or business combination and an increased risk of conflict or litigation caused by such divergent views.

In addition, any shares of Class A common stock or Common Units purchased or otherwise acquired by the Principal Stockholders after the IPO would also entitle the Principal Stockholders to outsized voting rights until the High Vote Termination Date. Consequently, the voting power of our Principal Stockholders, and the disparity between the voting power held by our Principal Stockholders and the level of their economic interest, would increase if they acquire additional shares of Class A common stock or Common Units following the IPO. Moreover, our Principal Stockholders would retain this disparate voting power even if they have engaged in hedging or other transactions that have offset their economic exposure. Further, our voting structure poses a risk that even if our Principal Stockholders hold relatively small economic interests, prior to the High Vote Termination Date they could potentially use their outsized voting control to approve further changes in governance to the detriment of non-controlling holders of Class A common stock, which could result in delisting under Nasdaq listing requirements, resulting in reduced liquidity and loss of value for investors.

Furthermore, certain stock market index providers have implemented restrictions on including companies with multiple class share structures in certain of their indices, which would preclude investment by certain investors and could make our Class A common stock less attractive to other investors. As a result, the market price of our Class A common stock could be adversely affected. See “—We cannot predict the impact our dual class structure may have on the market price of our Class A common stock.”

You may be diluted by the future issuance of additional Class A common stock or Common Units in connection with our incentive plans, acquisitions or otherwise.

As of February 26, 2021, we have 5,884,656,474 shares of Class A common stock authorized but unissued, including 69,269,941 shares of Class A common stock issuable upon exchange of Common Units that are held by the Pre-IPO Common Unitholders. Our certificate of incorporation authorizes us to issue these shares of Class A common stock and options, rights, warrants and appreciation rights relating to Class A common stock for the consideration and on the terms and conditions established by our board of directors in its sole discretion, whether in connection with acquisitions or otherwise. Similarly, the amended and restated limited partnership agreement of Bumble Holdings permits Bumble Holdings to issue an unlimited number of additional limited partnership interests of Bumble Holdings with designations, preferences, rights, powers and duties that are different from, and may be senior to, those applicable to the Common Units, and which may be exchangeable for shares of our Class A common stock. Additionally, we have reserved an aggregate of 45,674,762 shares of Class A common stock and Common Units for issuance under our Omnibus Incentive Plan, including shares of Class A common stock issuable following vesting and upon exchange for 11,095,500 as-converted Incentive Units held by the Incentive Unitholders with a weighted average participation threshold of $13.76 per unit. There are also 4,500,000 shares of Class A common stock reserved for issuance under our 2021 Employee Stock Purchase Plan (“ESPP”). In addition, as described further under “Item 13—Certain Relationships and Related Transactions, and Director Independence—Sponsor Acquisition—Loan to our Founder,” Beehive Holdings III, LP may be entitled to receive additional Common Units 30 days following the closing of our IPO related to the settlement of the loan to our Founder. Any Class A common stock that we issue, including under our Omnibus Incentive Plan, our ESPP or other equity incentive plans that we may adopt in the future, would dilute the percentage ownership held by investors who purchase Class A common stock.

 We may issue preferred stock whose terms could materially adversely affect the voting power or value of our Class A common stock.

Our amended and restated certificate of incorporation authorizes us to issue, without the approval of our stockholders, one or more classes or series of preferred stock having such designations, preferences, limitations and relative rights, including preferences over our Class A common stock respecting dividends and distributions, as our board of directors may determine. The terms of one or more classes or series of preferred stock could adversely impact the voting power or value of our Class A common stock. For example, we might grant holders of preferred stock the right to elect some number of our directors in all events or on the happening of specified events or the right to veto specified transactions. Similarly, the repurchase or redemption rights or liquidation preferences we might assign to holders of preferred stock could affect the residual value of the Class A common stock.

If we or our pre-IPO owners sell additional shares of our Class A common stock or are perceived by the public markets as intending to sell them, the market price of our Class A common stock could decline.

The sale of substantial amounts of shares of our Class A common stock in the public market, or the perception that such sales could occur, could harm the prevailing market price of shares of our Class A common stock. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell shares of our Class A common stock in the future at a time and at a price that we deem appropriate. As of February 26, 2021, we have a total of 115,343,526 shares of our Class A common stock outstanding. All of the shares of our Class A common stock that were sold in the IPO are freely tradable without restriction or further registration under the Securities Act, by persons other than our “affiliates,” as that term is defined under Rule 144 of the Securities Act.

In addition, we and the holders of our Common Units have entered into an exchange agreement under which they (or certain permitted transferees) have the right to exchange their Common Units (including Common Units issued upon conversion of vested Incentive Units) for shares of our Class A common stock on a one-for-one basis, subject to customary conversion rate adjustments. Subject to the terms of the exchange agreement, an aggregate of 69,269,941 Common Units may be exchanged for shares of our Class A common stock. Any shares we issue upon exchange of Common Units will be “restricted securities” as defined in Rule 144 and may not be sold in the absence of registration under the Securities Act unless an exemption from registration is available, including the exemptions contained in Rule 144. Under applicable SEC guidance, we believe that for purposes of Rule 144 the holding period in such shares will generally include the holding period in the corresponding Common Units exchanged. We, our directors, executive officers and holders of substantially all of our outstanding Common Units immediately prior to the IPO, including our Principal Stockholders and our Co-Investor, have agreed, subject to certain exceptions, not to dispose of or hedge any shares of our Class A common stock (including shares issued upon exchange of Common Units) or securities convertible into or exchangeable for shares of our Class A common stock for 180 days from February 10, 2021, except with the IPO underwriters’ prior written consent. As a result of the registration rights agreement, however, all of these shares of our Class A common stock (including shares issued upon exchange of Common Units) may be eligible for future sale without restriction, subject to applicable lock-up arrangements. See “Item 13—Certain Relationships and Related Transactions, and Director Independence—Registration Rights Agreement.”

Subject to certain limitations and exceptions, pursuant to the terms of the amended and restated limited partnership agreement of Bumble Holdings, the Incentive Unitholders, which hold 11,095,500 Incentive Units as of February 10, 2021, which have a weighted-average per unit participation threshold of $13.76 per Incentive Unit, will have the right to convert their vested Incentive Units into Common Units of Bumble Holdings, as described in “Item 13—Certain Relationships and Related Transactions, and Director Independence—Bumble Holdings Amended and Restated Limited Partnership Agreement.” Common Units received upon conversion will be exchangeable on a one-for-one basis for shares of Class A common stock of Bumble Inc. in accordance with the terms of the exchange agreement. Assuming such Incentive Units are fully vested, as of February 10, 2021, 7,545,473 shares of Class A common stock would be issuable upon the exchange of an equivalent number of Common Units into which outstanding Incentive Units (assuming such Incentive Units are converted to Common Units) that are held by the Incentive Unitholders may be converted. The delivery of shares of Class A common stock upon exchange of Common Units received in conversion of Incentive Units will be registered on one or more registration statements on Form S-8.

Upon the expiration of the lock-up agreements described above, all of such shares will be eligible for resale in the public market, subject, in the case of shares held by our affiliates, to volume, manner of sale and other limitations under Rule 144. We expect that our Sponsor will continue to be considered an affiliate following the expiration of the lock-up period based on its expected share ownership and its board nomination rights. Certain other of our stockholders may also be considered affiliates at that time. However, subject to the expiration or waiver of the 180-day lock-up period, the holders of these shares of Class A common stock will have the right, subject to certain exceptions and conditions, to require us to register their shares of Class A common stock under the Securities Act, and they will have the right to participate in future registrations of securities by us. Registration of any of these outstanding shares of Class A common stock would result in such shares becoming freely tradable without compliance with Rule 144 upon effectiveness of the registration statement.

We have filed a registration statement on Form S-8 under the Securities Act to register shares of our Class A common stock or securities convertible into or exchangeable for shares of our Class A common stock issued pursuant to our Omnibus Incentive Plan and our ESPP. Accordingly, shares registered under such registration statements will be available for sale in the open market.

In the future, we may also issue our securities in connection with investments or acquisitions. The amount of shares of our Class A common stock issued in connection with an investment or acquisition could constitute a material portion of our then outstanding shares of Class A common stock. As restrictions on resale end, the market price of our shares of common stock could drop significantly if the holders of these restricted shares sell them or are perceived by the market as intending to sell them. These factors could also make it more difficult for us to raise additional funds through future offerings of our Class A common stock or other securities or to use our Class A common stock as consideration for acquisitions of other businesses, investments or other corporate purposes.

Anti-takeover provisions in our organizational documents and Delaware law might discourage or delay acquisition attempts for us that you might consider favorable.

Our amended and restated certificate of incorporation and amended and restated bylaws contain provisions that may make the merger or acquisition of our company more difficult without the approval of our board of directors. Among other things, these provisions:

•

provide that our board of directors will be divided into three classes, as nearly equal in size as possible, which directors in each class serving three-year terms and with terms of the directors of only one class expiring in any given year;

•

provide for the removal of directors only for cause and only upon the affirmative vote of the holders of at least 66 2⁄3% in voting power of the outstanding shares of our capital stock entitled to vote, if our Principal Stockholders and our Co-Investor beneficially own less than 30% of the total voting power of all then outstanding shares of our capital stock entitled to vote generally in the election of directors and provide that specified directors designated pursuant to the stockholders agreement may not be removed without cause without the consent of the specified designating party;

•

provide that subject to the rights of the holders of any preferred stock and the rights granted pursuant to the stockholders agreement, vacancies and newly created directorships may be filled only by the remaining directors at any time the Principal Stockholders and our Co-Investor beneficially own less than 30% of the total voting power of all then outstanding shares of our capital stock entitled to vote generally in the election of directors;

•

would allow us to authorize the issuance of shares of one or more series of preferred stock, including in connection with a stockholder rights plan, financing transactions or otherwise, the terms of which series may be established and the shares of which may be issued without stockholder approval, and which may include super voting, special approval, dividend, or other rights or preferences superior to the rights of the holders of common stock;

•

prohibit stockholder action by written consent from and after the date on which our Principal Stockholders and our Co-Investor beneficially own at least 30% of the total voting power of all then outstanding shares of our capital stock entitled to vote generally in the election of directors unless such action is recommended by all directors then in office;

•	provide for certain limitations on convening special stockholder meetings;
•

provide that the board of directors is expressly authorized to make, alter, or repeal our bylaws and that our stockholders may only amend our bylaws with the approval of 66 2⁄3% or more of all of the outstanding shares of our capital stock entitled to vote, if our Principal Stockholders and our Co-Investor beneficially own less than 30% of the total voting power of all then outstanding shares of our capital stock entitled to vote generally in the election of directors;

•

provide that certain provisions of our amended and restated certificate of incorporation may be amended only by the affirmative vote of the holders of at least 66 2⁄3% in voting power of the outstanding shares of our capital stock entitled to vote, if our Principal Stockholders and our Co-Investor beneficially own less than 30% of the total voting power of all then outstanding shares of our capital stock entitled to vote generally in the election of directors; and

•	establish advance notice requirements for nominations for elections to our board or for proposing matters that can be acted upon by stockholders at stockholder meetings.

Further, as a Delaware corporation, we are also subject to provisions of Delaware law, which may impede or discourage a takeover attempt that our stockholders may find beneficial. These anti-takeover provisions and other provisions under Delaware law could discourage, delay or prevent a transaction involving a change in control of our company, including actions that our stockholders may deem advantageous, or negatively affect the trading price of our Class A common stock. These provisions could also discourage proxy contests and make it more difficult for you and other stockholders to elect directors of your choosing and to cause us to take other corporate actions you desire.

 Our amended and restated certificate of incorporation designates the Court of Chancery of the State of Delaware or the federal district courts of the United States of America, as applicable, as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with the Company or the Company’s directors, officers or other employees.

Our amended and restated certificate of incorporation provides that, unless we consent to the selection of an alternative forum, the Court of Chancery of the State of Delaware will, to the fullest extent permitted by law, be the sole and exclusive forum for: (i) any derivative action or proceeding brought on our behalf; (ii) any action asserting a breach of fiduciary duty owed by any current or former director, officer, stockholder or employee of the Company to the Company or our stockholders; (iii) any action asserting a claim against us arising under the Delaware General Corporation Law (the “DGCL”), our certificate of incorporation or our bylaws or as to which the DGCL confers jurisdiction on the Court of Chancery of the State of Delaware; or (iv) any action asserting a claim against us that is governed by the internal affairs doctrine.

Our amended and restated certificate of incorporation further provides that, unless we consent in writing to the selection of an alternative forum, to the fullest extent permitted by law, the federal district courts of the United States of America will be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the federal securities laws of the United States, including, in each case, the applicable rules and regulations promulgated thereunder.

Any person or entity purchasing or otherwise acquiring any interest in any shares of our capital stock shall be deemed to have notice of and to have consented to the forum provision in our amended and restated certificate of incorporation. This choice-of-forum provision may limit a stockholder’s ability to bring a claim in a different judicial forum, including one that it may find favorable or convenient for a specified class of disputes with the Company or the Company’s directors, officers, other stockholders or employees, which may discourage such lawsuits. Alternatively, if a court were to find this provision of our amended and restated certificate of incorporation inapplicable or unenforceable with respect to one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could materially adversely affect our business, financial condition and results of operations and result in a diversion of the time and resources of our management and board of directors.

General Risk Factors

We have a limited operating history and, as a result, our past results may not be indicative of future operating performance.

We have a limited operating history, which makes it difficult to forecast our future results. You should not rely on our past quarterly operating results as indicators of future performance. You should take into account and evaluate our prospects in light of the risks and uncertainties frequently encountered by companies in rapidly-evolving markets like ours.

Our quarterly operating results and other operating metrics may fluctuate from quarter to quarter, which makes these metrics difficult to predict.

Our quarterly operating results and other operating metrics have fluctuated in the past and may continue to fluctuate from quarter to quarter, which makes them difficult to predict. Our financial condition and operating results in any given quarter can be influenced by numerous factors, many of which we are unable to predict or are outside of our control, including, for example:

•	the timing, size and effectiveness of our marketing efforts;
•	the timing and success of new product, service and feature introductions by us or our competitors or any other change in the competitive landscape of our market;
•	fluctuations in the rate at which we attract new users, the level of engagement of such users and the propensity of such users to subscribe to our brands or to purchase à la carte features;
•	successful expansion into international markets;
•	errors in our forecasting of the demand for our products and services, which could lead to lower revenue or increased costs, or both;
•	increases in sales and marketing, product development or other operating expenses that we may incur to grow and expand our operations and to remain competitive;
•	the diversification and growth of our revenue sources;
•	our ability to maintain gross margins and operating margins;
•	fluctuations in currency exchange rates and changes in the proportion of our revenue and expenses denominated in foreign currencies;
•	changes in our effective tax rate;
•	changes in accounting standards, policies, guidance, interpretations, or principles;
•	our development and improvement of the quality of the Bumble and Badoo app experiences, including, enhancing existing and creating new products, services, technology and features;
•	the continued development and upgrading of our technology platform;
•	system failures or breaches of security or privacy;
•

our ability to obtain, maintain, protect and enforce intellectual property rights and successfully defend against claims of infringement, misappropriation or other violations of third-party intellectual property;

•	adverse litigation judgments, settlements, or other litigation-related costs;
•

changes in the legislative or regulatory environment, including with respect to privacy, intellectual property, consumer product safety, and advertising, or enforcement by government regulators, including fines, orders, or consent decrees; and

•

changes in business or macroeconomic conditions, including the impact of the current COVID-19 outbreak, lower consumer confidence in our business or in the online dating industry generally, recessionary conditions, increased unemployment rates, stagnant or declining wages, political unrest, armed conflicts or natural disasters.

Any one of the factors above or the cumulative effect of some of the factors above may result in significant fluctuations in our results of operations.

The variability and unpredictability of our quarterly operating results or other operating metrics could result in our failure to meet our expectations or those of analysts that cover us or investors with respect to revenue or other operating results for a particular period. If we fail to meet or exceed such expectations, the market price of our Class A common stock could fall substantially, and we could face costly lawsuits, including securities class action suits.

Our business and results of operations may be materially adversely affected by the ongoing COVID-19 outbreak or other similar outbreaks.

Our business could be materially adversely affected by the outbreak of a widespread health epidemic or pandemic, including the outbreak of the COVID-19, which was declared a “pandemic” by the World Health Organization. The COVID-19 outbreak has reached across the globe, resulting in the implementation of significant governmental measures, including lockdowns, closures, quarantines, and travel bans intended to control the spread of the virus. While some of these measures have been relaxed in certain parts of the world, ongoing social distancing measures, and future prevention and mitigation measures, as well as the potential for some of these measures to be reinstituted in the event of repeat waves or mutations of the virus, are likely to have an adverse impact on global economic conditions and consumer confidence and spending, and could materially adversely affect demand, or users’ ability to pay, for our products and services.

A public health epidemic or pandemic, including COVID-19, poses the risk that Bumble or its employees, contractors, vendors, and other business partners may be prevented or impaired from conducting ordinary course business activities for an indefinite period of time, including due to shutdowns necessitated for the health and wellbeing of our employees, the employees of business partners, or shutdowns that may be requested or mandated by governmental authorities. In addition, in response to the COVID-19 outbreak, we have taken several precautions that may adversely impact employee productivity, such as requiring employees to work remotely, imposing travel restrictions, and temporarily closing office locations.

A widespread epidemic, pandemic or other health crisis could also cause significant volatility in global markets. The COVID-19 outbreak has caused disruption in financial markets, which if it continues or intensifies, could reduce our ability to access capital and thereby negatively impact our liquidity.

We intend to continue to execute on our strategic plans and operational initiatives during the COVID-19 outbreak; however, the aforementioned uncertainties may result in delays or modifications to these plans and initiatives. Part of our growth strategy includes increasing the number of international users and expanding into additional geographies. The timing and success of our international expansion may be negatively impacted by COVID-19, which could impede our anticipated growth.

The ultimate extent of the impact of any epidemic, pandemic, or other health crisis on our business will depend on multiple factors that are highly uncertain and cannot be predicted, including its severity, location and duration, and actions taken to contain or prevent further its spread. Additionally, the COVID-19 outbreak could increase the magnitude of many of the other risks described in this Annual Report on Form 10-K, and may have other material adverse effects on our operations that we are not currently able to predict. If our business and the markets in which we operate experience a prolonged occurrence of adverse public health conditions, such as COVID-19, it could materially adversely affect our business, financial condition, and results of operations.

If securities or industry analysts do not publish research or reports about our business, or if they downgrade their recommendations regarding our Class A common stock, our stock price and trading volume could decline.

The trading market for our Class A common stock is and will be influenced by the research and reports that industry or securities analysts publish about us or our business. If any of the analysts who cover us downgrade our Class A common stock or publish inaccurate or unfavorable research about our business, our Class A common stock price may decline. If analysts cease coverage of us or fail to regularly publish reports on us, we could lose visibility in the financial markets, which in turn could cause our Class A common stock price or trading volume to decline and our Class A common stock to be less liquid.

The market price of shares of our Class A common stock may be volatile or may decline regardless of our operating performance, which could cause the value of your investment to decline.

The market price of our Class A common stock may be highly volatile and could be subject to wide fluctuations. Securities markets worldwide experience significant price and volume fluctuations. This market volatility, as well as general economic, market or political conditions, could reduce the market price of shares of our Class A common stock regardless of our operating performance. In addition, our operating results could be below the expectations of public market analysts and investors due to a number of potential factors, including variations in our quarterly operating results or dividends, if any, to stockholders, additions or departures of key management personnel, failure to meet analysts’ earnings estimates, publication of research reports about our industry, litigation and government investigations, changes or proposed changes in laws or regulations or differing interpretations or enforcement thereof affecting our business, adverse market reaction to any indebtedness we may incur or securities we may issue in the future, changes in market valuations of similar companies or speculation in the press or investment community, announcements by our competitors of significant contracts, acquisitions, dispositions, strategic partnerships, joint ventures or capital commitments, adverse publicity about the industries we participate in or individual scandals, and in response the market price of shares of our Class A common stock could decrease significantly.

Stock markets and the price of our Class A shares may experience extreme price and volume fluctuations. In the past, following periods of volatility in the overall market and the market price of a company’s securities, securities class action litigation has often been instituted against these companies. This litigation, if instituted against us, could result in substantial costs and a diversion of our management’s attention and resources.

An economic downturn or economic uncertainty may adversely affect consumer discretionary spending and demand for our products and services.

Our products and services may be considered discretionary items for consumers. Factors affecting the level of consumer spending for such discretionary items include general economic conditions, and other factors, such as consumer confidence in future economic conditions, fears of recession, the availability and cost of consumer credit, levels of unemployment, and tax rates. In recent years, the United States and other significant economic markets have experienced cyclical downturns and worldwide economic conditions remain uncertain. As global economic conditions continue to be volatile or economic uncertainty remains, including due to the COVID-19 outbreak, trends in consumer discretionary spending also remain unpredictable and subject to reductions. To date, our business has operated almost exclusively in a relatively strong economic environment and, therefore, we cannot be sure the extent to which we may be affected by recessionary conditions. Unfavorable economic conditions may lead consumers to delay or reduce purchases of our products and consumer demand for our products may not grow as we expect. Our sensitivity to economic cycles and any related fluctuation in consumer demand for our products and services could materially adversely affect our business, financial condition, and results of operations. In addition, political instability or adverse political developments could harm our business, financial condition and results of operations.

 Foreign currency exchange rate fluctuations could materially adversely affect our results of operations.

We operate in various international markets. During the period from January 29, 2020 to December 31, 2020, 44.3% of our total revenues were international revenues. We translate international revenues into U.S. dollar-denominated operating results and during periods of a strengthening U.S. dollar, our international revenues will be reduced when translated into U.S. dollars. In addition, as foreign currency exchange rates fluctuate, the translation of our international revenues into U.S. dollar-denominated operating results affects the period-over-period comparability of such results and can result in foreign currency exchange gains and losses. We have exposure to foreign currency exchange risk related to transactions carried out in a currency other than the U.S. dollar, and investments in foreign subsidiaries with a functional currency other than the U.S. dollar. See “Item 7―Management’s Discussion and Analysis of Financial Condition and Results of Operations—Quantitative and Qualitative Disclosures About Market Risk—Foreign Currency Exchange Risk.”

Brexit has caused, and may continue to cause, volatility in currency exchange rates between the U.S. dollar and the British pound (“GBP”) and the full impact of Brexit remains uncertain. To the extent that the U.S. dollar strengthens relative the GBP, the translation of our international revenues into U.S. dollars will reduce our U.S. dollar denominated operating results and will affect their period-over-period comparability.

Significant foreign exchange rate fluctuations, in the case of one currency or collectively with other currencies, could materially adversely affect our business, financial condition and results of operations.

We may experience operational and financial risks in connection with acquisitions.

We may seek potential acquisition candidates to add complementary companies, products or technologies. The identification of suitable acquisition candidates can be difficult, time-consuming and costly, and we may not be able to successfully complete identified acquisitions. We may experience operational and financial risks in connection with historical and future acquisitions if we are unable to:

•	properly value prospective acquisitions, especially those with limited operating histories;
•	accurately review acquisition candidates’ business practices against applicable laws and regulations and, where applicable, implement proper remediation controls, procedures, and policies;
•

successfully integrate the operations, as well as the accounting, financial controls, management information, technology, human resources and other administrative systems, of acquired businesses with our existing operations and systems;

•	overcome cultural challenges associated with integrating employees from the acquired company into our organization;
•	successfully identify and realize potential synergies among acquired and existing businesses;
•

fully identify potential risks and liabilities associated with acquired businesses, including intellectual property infringement claims, violations of laws, commercial disputes, tax liabilities, litigation or other claims in connection with the acquired company, including claims from terminated employees, former stockholders or other third parties, and other known and unknown liabilities;

•	retain or hire senior management and other key personnel at acquired businesses; and
•	successfully manage acquisition-related strain on our management, operations and financial resources and those of the various brands in our portfolio.

 Furthermore, we may not be successful in addressing other challenges encountered in connection with our acquisitions. The anticipated benefits of one or more of our acquisitions may not be realized or the value of goodwill and other intangible assets acquired could be impacted by one or more continuing unfavorable events or trends, which could result in significant impairment charges. The occurrence of any of these events could have a material adverse effect on our business, financial condition and results of operations.

Additionally, the integration of acquisitions requires significant time and resources, and we may not manage these processes successfully. Our ability to successfully integrate complex acquisitions is unproven, particularly with respect to companies that have significant operations or that develop products with which we do not have prior experience. We may make substantial investments of resources to support our acquisitions, which would result in significant ongoing operating expenses and may divert resources and management attention from other areas of our business. We cannot assure you that these investments will be successful. If we fail to successfully integrate the companies we acquire, we may not realize the benefits expected from the transactions and our business may be harmed.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our corporate headquarters is located in leased office space in Austin, Texas and consists of approximately 10,000 square feet spread out across various properties. In addition, we have material properties located outside of the United States, including leased office spaces in London and Moscow and a data center in Prague.

We also lease a number of operations, data centers and other facilities in several states and in international locations. We believe that our facilities are generally adequate for our current anticipated and future use, although we may from time to time lease additional facilities or vacate existing facilities as our operations require.

Item 3. Legal Proceedings

We are subject to various legal proceedings, claims, and governmental inspections, audits or investigations arising out of our business which cover matters such as general commercial, governmental regulations, product liability, environmental, intellectual property, employment and other actions that are incidental to our business, including a number of trademark proceedings, both offensive and defensive, regarding the BUMBLE mark. Although the outcomes of these claims cannot be predicted with certainty, in the opinion of management, the ultimate resolution of these matters will not have a material adverse effect on our financial position or results of operations.

On April 30, 2018, Match Group, Inc. filed a lawsuit in the Western District of Texas against Bumble Trading Inc. and Bumble Holding Limited for patent and trademark infringement, as well as trade secret misappropriation. In June 2020, we reached an agreement with Match Group, Inc. to settle such lawsuit.

On May 29, 2018, a plaintiff filed a class action complaint against Bumble Trading Inc. in the Superior Court of the State of California alleging that Bumble’s “women message first” feature discriminates against men and is therefore unlawful under California’s Unruh Civil Rights Act and Cal. Bus & Prof. Code Section 17200. The parties held a mediation on June 23, 2020 and signed a settlement agreement on November 20, 2020, subject to preliminary approval by the court.

On November 13, 2018, a class action lawsuit was filed against Bumble Trading Inc. in the Northern District of California. There are two elements to the lawsuit: New York Dating Services Law and California Auto-Renewal Law. The parties held a mediation on April 2, 2020 ultimately resulting in the plaintiffs and Bumble accepting the mediator’s settlement proposal. The settlement received preliminary approval by the court on July 15, 2020, and final approval was granted on December 18, 2020. The settlement became fully effective as of January 18, 2021. On August 26, 2020, the Company received an insurance reimbursement of $9.3 million related to the class action lawsuit, which has been recognized in the financial statements for the period from January 29, 2020 to December 31, 2020.

At December 31, 2020, management has assessed that provisions of $55.1 million are our best estimate of any probable future obligation, including legal costs incurred to date and expected to be incurred up to completion, for the ongoing litigations. For additional information, refer to Note 17, Commitments and Contingencies, within the audited consolidated financial statements included in “Item 8―Financial Statements and Supplementary Data” in this Annual Report on Form 10-K.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our Class A common stock began trading on the Nasdaq Global Select Market under the symbol "BMBL" on February 11, 2021. Prior to that date, there was no public trading market for our Class A common stock.

There is no established public trading market for our Class B common stock.

Holders of Record

As of February 26, 2021, there were 101 registered holders of our Class A common stock and 21 registered holders of our Class B common stock. Because many of our shares of Class A common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

Dividend Policy

The declaration, amount and payment of any future dividends on shares of our capital stock will be at the sole discretion of our board of directors and we may reduce or discontinue entirely the payment of such dividends at any time. Our board of directors may take into account general and economic conditions, our financial condition and operating results, our available cash and current and anticipated cash needs, capital requirements, contractual, legal, tax and regulatory restrictions and implications on the payment of dividends by us to our stockholders or by our subsidiaries to us, and such other factors as our board of directors may deem relevant.

Recent Sales of Unregistered Securities

On October 5, 2020, Bumble Inc. issued 100 shares of its Class B common stock, par value $0.01 per share, to Buzz Holdings L.P., a Delaware limited partnership, for $1.00. The issuance of such shares of Class B common stock was not registered under the Securities Act, because the shares were offered and sold in a transaction by the issuer not involving any public offering exempt from registration under Section 4(a)(2) of the Securities Act.

Use of Proceeds

On February 16, 2021, we completed our initial public offering of our Class A common stock in which we issued and sold 57.5 million shares of Class A common stock (including shares issued pursuant to the exercise in full of the underwriters’ option to purchase additional shares). The shares sold in the offering were registered under the Securities Act pursuant to our Registration Statement on Form S-1 (File No. 333-252124) which was declared effective by the SEC on February 10, 2021. Our shares of Class A common stock were sold at an initial offering price of $43.00 per share, which generated net proceeds of approximately $2,361.2 million after deducting underwriting discounts and commissions of $111.3 million. We estimated that we incurred offering expenses of approximately $21.3 million. The Company used the proceeds (net of underwriting discounts) from the issuance of 9.0 million shares ($369.6 million) in the IPO to purchase an equivalent number of newly issued Common Units from Bumble Holdings, which Bumble Holdings in turn will use to repay outstanding indebtedness under our Term Loan Facility totaling approximately $200.0 million in aggregate principal amount and approximately $148.3 million for general corporate purposes, and to bear all of the expenses of the IPO. We used the proceeds from the issuance of 48.5 million shares ($1,991.6 million) in the IPO (including shares issued pursuant to the exercise in full of the underwriters’ option to purchase additional shares) to purchase or redeem an equivalent aggregate number of shares of Class A common stock and Common Units from certain entities affiliated with The Blackstone Group Inc.

Goldman Sachs & Co. LLC and Citigroup Global Markets Inc. acted as joint lead book-running managers and as representatives of the underwriters for the offering. Morgan Stanley & Co. LLC and J.P. Morgan Securities LLC acted as joint book-running managers for the offering. Jefferies LLC, RBC Capital Markets, LLC and Evercore Group L.L.C. acted as joint book-runners for the offering. Blackstone Securities Partners L.P., BMO Capital Markets Corp., Cowen and Company, LLC, Raymond James & Associates, Inc., Stifel, Nicolaus & Company, Incorporated, BTIG, LLC, Nomura Securities International, Inc., SMBC Nikko Securities America, Inc., AmeriVet Securities, Inc., C.L. King & Associates, Inc., Drexel Hamilton, LLC, Loop Capital Markets LLC, R. Seelaus & Co., LLC, Samuel A. Ramirez & Co., LLC, Siebert Williams Shank & Co., LLC and Telsey Advisory Group LLC acted as co-managers for the offering.

Issuer Purchases of Equity Securities

None.

Item 6. Selected Financial Data

The selected financial data set forth in the table below for the period from January 29, 2020 to December 31, 2020, for the period from January 1, 2020 to January 28, 2020 and for the years ended December 31, 2019 and December 31, 2018 were derived from our consolidated financial statements. This selected financial data should be read in conjunction with the consolidated financial statements and accompanying notes, appearing elsewhere in this Annual Report on Form 10-K.

	Successor	Predecessor
(in thousands, except percentages and per unit data)	Period from January 29, through December 31, 2020	Period from January 1, through January 28, 2020	Year Ended December 31, 2019	Year Ended December 31, 2018
Consolidated Statements of Operations Data:
Revenue	$542,192	$39,990	$488,940	$360,105
Net (loss) earnings	(110,186)	(32,556)	85,844	(23,669)
Net (loss) earnings attributable to Buzz Holdings L.P. owners / Worldwide Vision Limited shareholders	(110,994)	(34,473)	66,146	(21,519)
Net loss per unit attributable to Buzz Holdings L.P. owners
Basic loss per unit	$(0.05)
Diluted loss per unit	$(0.05)

Other Data(1):
Adjusted EBITDA	$143,071	$9,371	$101,834	$65,766
Adjusted EBITDA Margin	26.4%	23.4%	20.8%	18.3%
Free Cash Flow	$45,629	$(4,351)	$91,718	$63,719
Free Cash Flow Conversion	31.9%	(46.4)%	90.1%	96.9%

	December 31, 2020		December 31, 2019	December 31, 2018
Consolidated Balance Sheets Data:
Total assets	$3,637,268		$210,298	$116,729
Cash and cash equivalents	128,029		57,449	33,289
Long-term debt, net including current maturities	826,214		—	—

(1)

See “Item 7―Management’s Discussion and Analysis of Financial Condition and Results of Operations―Non-GAAP Financial Measures” for more information and for reconciliations of our most directly comparable financial measures calculated and presented in accordance with GAAP, to non-GAAP measures.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of the financial condition and results of operations of Buzz Holdings L.P. (“Bumble Holdings” or the “Successor”) and Worldwide Vision Limited (the “Predecessor”), the accounting predecessor of Buzz Holdings L.P., in conjunction with our consolidated financial statements and the related notes included in Part II, “Item 8—Financial Statements and Supplementary Data" of this Annual Report on Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties about our business and operations. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include without limitation those discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and those identified in Part I, “Item 1A—Risk Factors."

Overview

Today, Bumble operates two apps, Bumble and Badoo. We are a leader in the fast-growing online dating space, which has become increasingly popular over the last decade. We launched the Bumble app in 2014 to address antiquated gender norms and a lack of kindness and accountability on the internet. By placing women at the center – where women make the first move – we are building a platform that is designed to be safe and empowering for women, and in turn, provide a better environment for everyone. The Badoo app, launched in 2006, was one of the pioneers of web and mobile free-to-use dating products. Badoo’s mantra of “Date Honestly” extends our focus on building meaningful connections to everyone.

How We Generate Revenue

We monetize both the Bumble and Badoo apps via a freemium model where the use of our service is free and a subset of our users pay for subscriptions or in-app purchases to access premium features. These features maximize the probability of developing meaningful connections, improving their experience and saving them valuable time.

On the Bumble app, our subscription offerings are called Bumble Boost and Bumble Premium. These subscription plan offerings currently include 1-day, 7-day, 1-month, 3-month, 6-month, or lifetime packages. Bumble users, both subscribers and non-subscribing users, can also access additional features through in-app purchases. On the Badoo app, our subscription offering is called Badoo Premium. Badoo Premium subscription plan offerings currently include 1-day, 7-day, 1-month, 3-month, 6-month, or lifetime packages. In addition, Badoo users, both subscribers and non-subscribing users, can also purchase Badoo Credits which they can use to acquire in-app features such as one-off popularity boosts. We also selectively monetize through video and banner advertising.

Overview of Financial Results

For the period from January 29, 2020 to December 31, 2020, the period from January 1, 2020 to January 28, 2020 and the year ended December 31, 2019, we generated:

•	Total Revenue of $542.2 million, $40.0 million and $488.9 million, respectively;
•	Bumble App Revenue of $337.2 million, $23.3 million and $275.5 million, respectively;
•	Badoo App and Other Revenue of $205.0 million, $16.7 million and $213.4 million, respectively;
•	Net (Loss) Earnings of $(110.2) million, $(32.6) million and $85.8 million, respectively, representing Net (Loss) Earnings Margins of (20.3)%, (81.4)% and 17.6% respectively;
•	Adjusted EBITDA of $143.1 million, $9.4 million and $101.8 million respectively, representing Adjusted EBITDA Margins of 26.4%, 23.4% and 20.8%, respectively;
•

Net cash provided by (used in) operating activities of $56.3 million, $(3.3) million and $101.4 million, respectively, and Operating Cash Flow Conversion of (51.1%), 10.2% and 118.1%, respectively; and

•	Free Cash Flow of $45.6 million, $(4.4) million and $91.7 million, respectively, representing Free Cash Flow Conversion of 31.9%, (46.4)% and 90.1%, respectively

Key Operating Metrics

We regularly review a number of metrics, including the following key operating metrics, to evaluate our business, measure our performance, identify trends in our business, prepare financial projections and make strategic decisions. We believe these operational measures are useful in evaluating our performance, in addition to our financial results prepared in accordance with GAAP. Refer to the section “Certain Definitions” at the beginning of this Annual Report for the definitions of our Key Operating Metrics.

(in thousands, except ARPPU)	Year Ended December 31, 2020	Year Ended December 31, 2019	Year Ended December 31, 2018
Key Operating Metrics
Bumble App Paying Users	1,142.1	855.6	574.1
Badoo App and Other Paying Users	1,363.4	1,195.0	1,319.0
Total Paying Users	2,505.5	2,050.6	1,893.1
Bumble App Average Revenue per Paying User	$26.30	$26.84	$23.57
Badoo App and Other Average Revenue per Paying User	$12.69	$13.77	$11.80
Total Average Revenue per Paying User	$18.89	$19.22	$15.37

Key Factors Affecting our Performance

Our results of operations and financial condition have been, and will continue to be, affected by a number of factors that present significant opportunities for us but also pose risks and challenges, including those discussed below and elsewhere in this Annual Report on Form 10-K, particularly in Part I, “Item 1A—Risk Factors”.

Growth in Users

We acquire new users through investments in marketing and brand as well as through word of mouth from existing users and others. We convert these users to Paying Users by introducing premium features which maximize the probability of developing meaningful connections and improving their experience.

As we scale and our community grows larger, we are able to facilitate more meaningful connections as a result of the wider selection of potential matches. This in turn increases our brand awareness and increases conversion to one of our premium products.

Our revenue growth primarily depends on Paying Users. While we believe we are in the early days of our opportunity, at some point we may face challenges increasing our Paying Users, including competition from alternative products and a lack of appealing product features. We may also at some point find that growth in Paying Users slows due to saturation of the online dating market.

Expansion into New Geographic Markets

We are focused on growing our platform globally, including through entering new markets and investing in under-penetrated markets. As we introduce the Bumble app to new markets throughout Europe, Asia, and Latin America we can leverage the local insights, scale, and infrastructure of Badoo’s existing global footprint to efficiently enter new markets. The Badoo app can also leverage Bumble’s marketing expertise and strength in North America to support growth in that market.

Expanding into new geographies will require increased costs related to marketing, as well as localization of product features and services. Potential risks to our expansion into new geographies will include competition and compliance with foreign laws and regulations.

As we expand into certain new geographies, we may see an increase in users who prefer to access premium features through our in-app purchase options rather than through our subscription packages which could impact our ARPPU. We may also see a lower propensity to pay as we enter certain new markets.

Growth in Monetization

We continually develop new monetization features and improve existing features in order to increase adoption of in-app purchases and our subscription programs striking a balance between the number of Paying Users and ARPPU. We also test new pricing strategies, including different pricing tiers and user segmentation and share those insights across our apps to optimize monetization.

Many variables will impact our ARPPU, including the number of Paying Users and mix of monetization offerings on our platform, as well as the effect of demographic shifts and geographic differences on all of these variables. Our pricing is in local currency and may vary between markets. As foreign currency exchange rates change, translation of the statements of operations into U.S. dollars could negatively impact revenue and distort year-over-year comparability of operating results.

To the extent our ARPPU growth slows, our revenue growth will become increasingly dependent on our ability to increase our Paying Users. In addition, changes in mobile app store policies, including the recently announced change to Google Play’s in-app billing system policy, may adversely affect our results of operations over time.

Investing in Growth While Driving Long-Term Profitability

Our mission-first strategy ensures that values guide our business decisions and our business performance enables us to drive impact through investment in technology, marketing and product innovation, balancing growth with long-term margins.

We expect to continue to invest in technology, marketing and product innovation, while balancing driving growth with long-term margins. Key investment areas for our platform include machine learning capabilities, including continually improving our matching technology; features that prioritize security and privacy; and new premium offerings that add incremental value to Paying Users.

Attracting and Retaining Talent

Our business relies on our ability to attract and retain our talent, including engineers, data scientists, product designers and product developers. We believe that people want to work at a company that has purpose and aligns with their personal values, and therefore our ability to recruit talent is aided by our mission and brand reputation. We compete for talent within the technology industry.

Seasonality

We experience seasonality in user growth, user engagement, Paying User growth, and monetization on our platform. Historically, we see an increase in all of these metrics in the first quarter and during the Northern Hemisphere summer of the calendar year, and a slowdown in the rest of the calendar year. Our activity is also elevated in key seasonal calendar highs such as the January and February lead up to Valentine’s Day and the lead up to major holidays.

Impact of COVID-19

In March 2020, the World Health Organization declared the COVID-19 a global pandemic. The COVID-19 outbreak has reached across the globe, resulting in the implementation of significant governmental measures, including lockdowns, closures, quarantines, and travel bans intended to control the spread of the virus. While some of these measures have been relaxed in certain parts of the world, ongoing social distancing measures, and future prevention and mitigation measures, as well as the potential for some of these measures to be reinstituted in the event of repeat waves or mutations of the virus, are likely to have an adverse impact on global economic conditions and consumer confidence and spending, and could materially adversely affect demand, or users’ ability to pay, for our products and services.

In response to the COVID-19 outbreak, we have taken several precautions that may adversely impact employee productivity, such as requiring employees to work remotely, imposing travel restrictions, and temporarily closing office locations. We continue to monitor the rapidly-evolving situation and guidance from international and domestic authorities, including federal, state and local public health authorities, and there may be developments outside our control requiring us to adjust our operating plan. As such, given the unprecedented uncertainty around the duration and severity of the impact on market conditions and the business environment, we cannot reasonably estimate the full impacts of the COVID-19 pandemic on our operating results in the future.

For additional information, see “Item 1A―Risk Factors—General Risk Factors—Our business and results of operations” may be materially adversely affected by the recent COVID-19 outbreak or other similar outbreaks

Factors Affecting the Comparability of Our Results of Operations

As a result of a number of factors, our historical results of operations may not be comparable from period to period or going forward. Set forth below is a brief discussion of the key factors impacting the comparability of our results of operations.

The Sponsor Acquisition

On January 29, 2020, we completed the Sponsor Acquisition, pursuant to which, among other things, Bumble Holdings acquired Worldwide Vision Limited and its consolidated subsidiaries. For additional information, see Note 1, Organization and Basis of Preparation, within the audited consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K.

The Sponsor Acquisition was accounted for as a business combination under Accounting Standards Codification 805, Business Combinations. The purchase consideration was allocated to the identifiable assets and liabilities of Worldwide Vision Limited measured at their fair value as of the effective date of the Sponsor Acquisition. Any excess of the purchase consideration over the fair value of the identifiable assets and liabilities of Worldwide Vision Limited was recognized as goodwill in our consolidated financial statements. In addition, we have recorded an increase in depreciation and amortization.

In connection with the Sponsor Acquisition, in January 2020, we entered into a 7-year senior secured term loan facility in an original aggregate principal amount of $575.0 million (the “Initial Term Loan Facility”) and a 5-year senior secured revolving credit facility in an aggregate principal amount of up to $50.0 million (the “Revolving Credit Facility”). The borrower under the Initial Term Loan Facility and the Revolving Credit Facility is a wholly owned subsidiary of Bumble Holdings, Buzz Finco L.L.C. Accordingly, in periods after the Sponsor Acquisition, we have recorded an increase in interest expense.

Concurrent with the Sponsor Acquisition, the Company also decided to no longer actively maintain and market certain platforms, including Chappy, Lumen and Huggle (“Inactive Platforms”). The decision to do so was based on the Company’s greater focus on, and decision to use its resources for strengthening, its brands Bumble and Badoo. During the period from January 29, 2020 to December 31, 2020, the period from January 1, 2020 to January 28, 2020 and the years ended December 31, 2019 and 2018, the revenue associated with the Inactive Platforms is deemed immaterial.

As a result of the Sponsor Acquisition, the Company incurred significant transaction costs such as legal, accounting, consulting, shadow equity and other expenses. These were incurred both in the period from January 1, 2020 to January 28, 2020 and the period from January 29, 2020 to December 31, 2020 and resulted primarily in an increase in general and administrative expense.

The Distribution Financing Transaction

In October 2020, we entered into an incremental senior secured term loan facility (the “Incremental Term Loan Facility” and, together with the Initial Term Loan Facility, the “Term Loan Facility”; the Term Loan Facility, together with the Revolving Credit Facility, the “Senior Secured Credit Facilities”) with the same maturity as the Initial Term Loan Facility in an original aggregate principal amount of $275.0 million. The Incremental Term Loan provides for additional senior secured term loans with substantially identical terms as the Initial Term Loan Facility (other than the applicable margin). The borrower under the Incremental Term Loan Facility is a wholly owned subsidiary of Bumble Holdings, Buzz Finco L.L.C.

Bumble Holdings used the proceeds from the incremental borrowings under the Incremental Term Loan Facility, together with available cash, to declare a distribution of $360.0 million, of which approximately $334.3 million was paid to our pre-IPO owners on October 28, 2020 and $25.6 million was used to partially repay the loan to our Founder, and to pay related fees and expenses in connection therewith.

Initial Public Offering and Offering Transactions

On February 10, 2021, our registration statement on Form S-1 relating to our initial public offering (“IPO”) was declared effective by the SEC, and our Class A common stock began trading on the NASDAQ on February 11, 2021. Our IPO closed on February 16, 2021. For additional information, see Note 1, Organization and Basis of Preparation, to our consolidated financial statements included in Part II, "Item 8—Financial Statements and Supplementary Data" of this Annual Report on Form 10-K.

Bumble Inc. issued and sold 57.5 million shares of its Class A common stock in the IPO, including 7.5 million shares sold pursuant to the exercise in full by the underwriters of their option to purchase additional shares. Bumble Inc. used the proceeds (net of underwriting discounts) from the issuance of 9 million shares ($369.6 million) to acquire an equivalent number of newly-issued Common Units from Buzz Holdings L.P, which Buzz Holdings L.P. will in turn use to repay outstanding indebtedness under our Term Loan Facility totaling approximately $200.0 million in aggregate principal amount and approximately $148.3 million for general corporate purposes, and to bear all of the expenses of the IPO. Bumble Inc. used the proceeds (net of underwriting discounts) from the issuance of 48.5 million shares ($1,991.6 million) to purchase or redeem an equivalent aggregate number of shares of Class A common stock and Common Units from our pre-IPO owners. We refer to the foregoing transactions as the “Offering Transactions”.

Reorganization Transactions

Prior to the completion of the IPO, we undertook certain reorganization transactions (the “Reorganization Transactions”) such that Bumble Inc. is now a holding company, and its sole material asset is a controlling equity interest in Bumble Holdings. As the general partner of Bumble Holdings, Bumble Inc. now operates and controls all of the business and affairs of Bumble Holdings, has the obligation to absorb losses and receive benefits from Bumble Holdings and, through Bumble Holdings and its subsidiaries, conduct our business. The Reorganization Transactions were accounted for as a reorganization of entities under common control. As a result, the consolidated financial statements of Bumble Inc. will recognize the assets and liabilities received in the Reorganization Transactions at their historical carrying amounts, as reflected in the historical financial statements of Bumble Holdings, the accounting predecessor. Bumble Inc. will consolidate Bumble Holdings on its consolidated financial statements and record a non-controlling interest, related to the Common Units and the Incentive Units held by our pre-IPO owners, on its consolidated balance sheet and statement of operations.

Bumble Inc. is a corporation for U.S. federal and state income tax purposes. Each of Bumble Inc.’s accounting predecessor, Bumble Holdings, and Bumble Holdings’ accounting predecessor, Worldwide Vision Limited, is, and has been since the Sponsor Acquisition, treated as a flow-through entity for U.S. federal income tax purposes, and as such, has generally not been subject to U.S. federal income tax at the entity level. Accordingly, the historical results of operations and other financial information set forth in this Annual Report do not include any material provisions for U.S. federal income tax. Following our initial public offering, Bumble Inc. pays U.S. federal and state income taxes as a corporation on its share of Bumble Holdings’ taxable income.

In addition, in connection with the Reorganizations Transactions and our IPO, we entered into the tax receivable agreement as described under “Item 13―Certain Relationships and Related Transactions, and Director Independence―Tax Receivable Agreement”.

Public Company Costs

In preparation for our IPO, we incurred significant one-off costs such as legal, accounting, consulting, investor relations and other expenses. Accordingly, in the period from January 29, 2020 to December 31, 2020, we have recorded an increase in general and administrative expense.

As a result of becoming a public company, we expect to incur additional costs such as personnel, legal, regulatory, insurance, accounting, investor relations and other expenses that we did not incur as a private company.

Components of Results of Operations

Our business is organized into a single reportable segment.

Revenue

We monetize both the Bumble and Badoo apps via a freemium model where the use of our service is free and a subset of our users pay for subscriptions or in-app purchases to access premium features. Subscription revenue is presented net of taxes, refunds and credit card chargebacks. This revenue is initially deferred and is recognized using the straight-line method over the term of the applicable subscription period. Revenue from lifetime subscriptions is deferred over the average estimated expected period of the subscriber relationship, which is currently estimated to be twelve months. Revenue from the purchase of in-app features is recognized based on usage.

We also earn revenue from online advertising and partnerships, which are not a significant part of our business. Online advertising revenue is recognized when an advertisement is displayed. Revenue from partnerships is recognized according to the contractual terms of the partnership.

Cost of revenue

Cost of revenue consists primarily of in-app purchase fees due on payments processed through the Apple App Store and Google Play Store. Purchases on Android, mobile web and desktop have additional payment methods, such as credit card or via telecom providers. These purchases incur fees which vary depending on payment method. Purchase fees are deferred and expensed over the same period as revenue.

Cost of revenue also includes data center expenses such as rent, power and bandwidth for running servers and associated employee costs. Expenses relating to customer care functions such as customer service, moderators and other auxiliary costs associated with providing services to customers such as fraud prevention are also included within cost of revenue.

Selling and marketing expense

Selling and marketing expense consists primarily of brand marketing, digital and social media spend, field marketing and compensation expense (including stock-based compensation) and other employee-related costs for personnel engaged in sales and marketing functions.

General and administrative expense

General and administrative expense consists primarily of compensation (including stock-based compensation) and other employee-related costs for personnel engaged in executive management, finance, legal, tax and human resources. General and administrative expense also consists of transaction costs, changes in fair value of contingent earn-out liability, expenses associated with facilities, information technology, external professional services, legal costs and settlement of legal claims and other administrative expenses.

Product development expense

Product development expense consists primarily of compensation (including stock-based compensation) and other employee-related costs for personnel engaged in the design, development, testing and enhancement of product offerings and related technology.

Depreciation and amortization expense

Depreciation and amortization expense is primarily related to computer equipment, leasehold improvements, furniture and fixtures, developed technology, user base, white label contracts, trademarks and other definite-lived intangible assets.

Interest (expense) income

Interest (expense) income consists of interest income received on related party loans receivables and interest expense incurred in connection with our long-term debt.

Other expense, net

Other expense, net consists of insurance reimbursement proceeds, fair value changes in derivatives and equity investments and impacts from foreign exchange transactions.

Income tax provision

Income tax provision represents the income tax expense associated with our operations based on the tax laws of the jurisdictions in which we operate. These foreign jurisdictions have different statutory tax rates than the United States. Our effective tax rates will vary depending on the relative proportion of foreign to domestic income, changes in the valuation of our deferred tax assets and liabilities, and changes in tax laws.

Results of Operations

The following table sets forth our consolidated statement of operations information for the periods presented:

	Successor	Predecessor
(in thousands)	Period from January 29, through December 31, 2020	Period from January 1, through January 28, 2020	Year Ended December 31, 2019	Year Ended December 31, 2018
Revenue	$542,192	$39,990	$488,940	$360,105
Operating costs and expenses:
Cost of revenue	146,629	10,790	139,767	110,259
Selling and marketing expense	152,588	11,157	142,902	93,605
General and administrative expense	178,615	44,907	67,079	128,981
Product development expense	46,994	4,087	39,205	37,517
Depreciation and amortization expense	91,767	408	6,734	5,957
Total operating costs and expenses	616,593	71,349	395,687	376,319
Operating (loss) income	(74,401)	(31,359)	93,253	(16,214)
Interest (expense) income	(22,134)	50	202	4
Other expense, net	(5,525)	(882)	(1,473)	(4,428)
(Loss) earnings before tax	(102,060)	(32,191)	91,982	(20,638)
Income tax provision	(8,126)	(365)	(6,138)	(3,031)
Net (loss) earnings	(110,186)	(32,556)	85,844	(23,669)
Net earnings (loss) attributable to noncontrolling interests	808	1,917	19,698	(2,150)
Net (loss) earnings attributable to Buzz Holdings L.P. owners / Worldwide Vision Limited shareholders	$(110,994)	$(34,473)	$66,146	$(21,519)

The following table sets forth our consolidated statement of operations information as a percentage of revenue for the periods presented:

	Successor	Predecessor
	Period from January 29, through December 31, 2020	Period from January 1, through January 28, 2020	Year Ended December 31, 2019	Year Ended December 31, 2018
Revenue	100.0%	100.0%	100.0%	100.0%
Operating costs and expenses:
Cost of revenue	27.0%	27.0%	28.6%	30.6%
Selling and marketing expense	28.1%	27.9%	29.2%	26.0%
General and administrative expense	32.9%	112.3%	13.7%	35.8%
Product development expense	8.7%	10.2%	8.0%	10.4%
Depreciation and amortization expense	16.9%	1.0%	1.4%	1.7%
Total operating costs and expenses	113.7%	178.4%	80.9%	104.5%
Operating (loss) income	(13.7)%	(78.4)%	19.1%	(4.5)%
Interest (expense) income	(4.1)%	0.1%	0.0%	0.0%
Other expense, net	(1.0)%	(2.2)%	(0.3)%	(1.2)%
(Loss) earnings before tax	(18.8)%	(80.5)%	18.8%	(5.7)%
Income tax provision	(1.5)%	(0.9)%	(1.3)%	(0.8)%
Net (loss) earnings	(20.3)%	(81.4)%	17.6%	(6.6)%
Net earnings (loss) attributable to noncontrolling interests	0.1%	4.8%	4.0%	(0.6)%
Net (loss) earnings attributable to Buzz Holdings L.P. owners / Worldwide Vision Limited shareholders	(20.5)%	(86.2)%	13.5%	(6.0)%

The following table sets forth the stock-based compensation expense included in operating costs and expenses:

	Successor	Predecessor
(in thousands)	Period from January 29, through December 31, 2020	Period from January 1, through January 28, 2020	Year Ended December 31, 2019	Year Ended December 31, 2018
Cost of revenue	$615	$—	$—	$—
Selling and marketing expense	2,055	75	421	—
General and administrative expense	17,318	3,997	1,229	148
Product development expense	7,480	84	510	107
Total stock-based compensation expense	$27,468	$4,156	$2,160	$255

Comparison of the Period from January 29, 2020 to December 31, 2020 (Successor), the Period from January 1, 2020 to January 28, 2020 (Predecessor) and Year Ended December 31, 2019 (Predecessor)

Revenue

	Successor	Predecessor
(in thousands)	Period from January 29, through December 31, 2020	Period from January 1, through January 28, 2020	Year Ended December 31, 2019
Bumble App	$337,237	$23,256	$275,545
Badoo App and Other	204,955	16,734	213,395
Total Revenue	$542,192	$39,990	$488,940

Revenue was $542.2 million for the period from January 29, 2020 to December 31, 2020, $40.0 million for the period from January 1, 2020 to January 28, 2020, and $488.9 million for the year ended December 31, 2019. Revenue in the period from January 29, 2020 to December 31, 2020 was impacted by a reduction in deferred revenue of $15.0 million recorded in purchase accounting.

Bumble App Revenue was $337.2 million for the period from January 29, 2020 to December 31, 2020, $23.3 million for the period from January 1, 2020 to January 28, 2020, and $275.5 million for the year ended December 31, 2019. This change was primarily driven by a 33.5% increase in the number of Bumble App Paying Users to 1.1 million.

Badoo App and Other Revenue was $205.0 million for the period from January 29, 2020 to December 31, 2020, $16.7 million for the period from January 1, 2020 to January 28, 2020, and $213.4 million for the year ended December 31, 2019. This change was primarily driven by a 14.1% increase in the number of Badoo App and Other Paying Users to 1.4 million for the year ended December 31, 2020.

In addition, Badoo App and Other Revenue includes advertising and partnership revenue of $13.0 million, $1.2 million, and $16.0 million for the period from January 29, 2020 to December 31, 2020, for the period from January 1, 2020 to January 28, 2020, and for the year ended December 31, 2019, respectively.

Cost of revenue

	Successor	Predecessor
(in thousands, except percentages)	Period from January 29, through December 31, 2020	Period from January 1, through January 28, 2020	Year Ended December 31, 2019
Cost of revenue	$146,629	$10,790	$139,767
Percentage of revenue	27.0%	27.0%	28.6%

Cost of revenue was $146.6 million for the period from January 29, 2020 to December 31, 2020, $10.8 million for the period from January 1, 2020 to January 28, 2020, and $139.8 million for the year ended December 31, 2019. This change was primarily driven by growth in in-app purchase fees due to increasing revenue.

Selling and marketing expense

	Successor	Predecessor
(in thousands, except percentages)	Period from January 29, through December 31, 2020	Period from January 1, through January 28, 2020	Year Ended December 31, 2019
Selling and marketing expense	$152,588	$11,157	$142,902
Percentage of revenue	28.1%	27.9%	29.2%

Selling and marketing expense was $152.6 million for the period from January 29, 2020 to December 31, 2020, $11.2 million for the period from January 1, 2020 to January 28, 2020, and $142.9 million for the year ended December 31, 2019. This change was primarily due to an increase in digital and social media marketing costs. In addition, selling and marketing expense also increased due to stock-based compensation which was $2.1 million in the period from January 29, 2020 to December 31, 2020, compared to $0.1 million in the period from January 1, 2020 to January 28, 2020 and $0.4 million for the year ended December 31, 2019.

General and administrative expense

	Successor	Predecessor
(in thousands, except percentages)	Period from January 29, through December 31, 2020	Period from January 1, through January 28, 2020	Year Ended December 31, 2019
General and administrative expense	$178,615	$44,907	$67,079
Percentage of revenue	32.9%	112.3%	13.7%

General and administrative expense was $178.6 million for the period from January 29, 2020 to December 31, 2020, $44.9 million for the period from January 1, 2020 to January 28, 2020, and $67.1 million for the year ended December 31, 2019. The change was primarily due to transaction costs of $66.3 million and $40.3 million in the period from January 29, 2020 to December 31, 2020 and the period from January 1, 2020 to January 28, 2020, respectively. The increase in the Successor Period was also driven by a $27.8 million change in the fair value of the contingent earn-out liability, increased personnel-related expense driven by headcount and stock-based compensation, which was $17.3 million in the period from January 29, 2020 to December 31, 2020, $4.0 million in the period from January 1, 2020 to January 28, 2020 driven by the shadow equity awards of $3.8 million in connection with the Sponsor Acquisition and $1.2 million in the year ended December 31, 2019.

Product development expense

	Successor	Predecessor
(in thousands, except percentages)	Period from January 29, through December 31, 2020	Period from January 1, through January 28, 2020	Year Ended December 31, 2019
Product development expense	46,994	4,087	39,205
Percentage of revenue	8.7%	10.2%	8.0%

Product development expense was $47.0 million for the period from January 29, 2020 to December 31, 2020, $4.1 million for the period from January 1, 2020 to January 28, 2020, and $39.2 million for the year ended December 31, 2019. The change was primarily due to increased personnel-related expense as a result of higher employee headcount in product development functions and stock-based compensation, which was $7.5 million in the period from January 29, 2020 to December 31, 2020, $0.1 million in the period from January 1, 2020 to January 28, 2020 and $0.5 million in the year ended December 31, 2019.

Depreciation and amortization expense

	Successor	Predecessor
(in thousands, except percentages)	Period from January 29, through December 31, 2020	Period from January 1, through January 28, 2020	Year Ended December 31, 2019
Depreciation and amortization expense	$91,767	$408	$6,734
Percentage of revenue	16.9%	1.0%	1.4%

Depreciation and amortization expense was $91.8 million for the period from January 29, 2020 to December 31, 2020, $0.4 million for the period from January 1, 2020 to January 28, 2020, and $6.7 million for the year ended December 31, 2019. The increase was primarily due to increased expense in the period from January 29, 2020 to December 31, 2020 related to the amortization of finite-lived intangible assets recognized in connection with the Sponsor Acquisition.

Interest (expense) income

	Successor	Predecessor
(in thousands, except percentages)	Period from January 29, through December 31, 2020	Period from January 1, through January 28, 2020	Year Ended December 31, 2019
Interest (expense) income	$(22,134)	$50	$202
Percentage of revenue	(4.1)%	0.1%	0.0%

Interest (expense) income was $(22.1) million for the period from January 29, 2020 to December 31, 2020, $0.1 million for the period from January 1, 2020 to January 28, 2020 and $0.2 million for the year ended December 31, 2019. The change was primarily due to interest expense and amortization of deferred financing fees on our long-term debt obligation in connection with the Sponsor Acquisition.

Other expense, net

	Successor	Predecessor
(in thousands, except percentages)	Period from January 29, through December 31, 2020	Period from January 1, through January 28, 2020	Year Ended December 31, 2019
Other expense, net	$5,525	$882	$1,473
Percentage of revenue	1.0%	2.2%	0.3%

Other expense, net was $5.5 million for the period from January 29, 2020 to December 31, 2020, $0.9 million for the period from January 1, 2020 to January 28, 2020, and $1.5 million for the year ended December 31, 2019. The change was primarily due to net foreign exchange losses, which were $14.2 million in the period from January 29, 2020 to December 31, 2020, $0.5 million in the period from January 1, 2020 to January 28, 2020 and $1.2 million in the years ended December 31, 2019, $1.6 million of fair value loss on derivatives during the period from January 29, 2020 to December 31, 2020 and partially offset by a $9.3 million insurance reimbursement related to the putative class action lawsuit in the period from January 29, 2020 to December 31, 2020.

Income tax provision

	Successor	Predecessor
(in thousands, except percentages)	Period from January 29, through December 31, 2020	Period from January 1, through January 28, 2020	Year Ended December 31, 2019
Income tax provision	$8,126	$365	$6,138
Effective income tax rate	(8.0)%	(1.1)%	6.7%

For further detail of income tax matters, see Note 4, Income Taxes, within the audited consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K.

Income tax provision was $8.1 million for the period from January 29, 2020 to December 31, 2020, $0.4 million for the period from January 1, 2020 to January 28, 2020, and $6.1 million for the year ended December 31, 2019. The increase in income tax provision was primarily driven by the results of operations, nondeductible expenses incurred, including those incurred in connection with the Sponsor Acquisition, and incremental tax expense incurred as a result of tax rate increase from 17% to 19% in the United Kingdom.

For a comparative discussion of our results of operations for the years ended December 31, 2019 and December 31, 2018, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations―Results of Operations” in our Prospectus, dated February 10, 2021, filed with the SEC pursuant to Rule 424(b)(4) on February 12, 2021.

Non-GAAP Financial Measures

We report our financial results in accordance with GAAP, however, management believes that certain non-GAAP financial measures provide users of our financial information with useful supplemental information that enables a better comparison of our performance across periods. We believe Adjusted EBITDA provides visibility to the underlying continuing operating performance by excluding the impact of certain expenses, including income tax provision, interest (income) expense, depreciation and amortization, stock-based compensation expense, foreign exchange loss (gain), changes in fair value of contingent earn-out liability and interest rate swaps, transaction costs and one-time litigation costs, as management does not believe these expenses are representative of our core earnings. We also provide Adjusted EBITDA Margin, which is calculated as Adjusted EBITDA divided by revenue. In addition to Adjusted EBITDA and Adjusted EBITDA Margin, we believe Free Cash Flow and Free Cash Flow Conversion provide useful information regarding how cash provided by operating activities compares to the capital expenditures required to maintain and grow our business, and our available liquidity, after funding such capital expenditures, to service our debt, fund strategic initiatives and strengthen our balance sheet, as well as our ability to convert our earnings to cash. Additionally, we believe such metrics are widely used by investors, securities analysis, ratings agencies and other parties in evaluating liquidity and debt-service capabilities. We calculate Free Cash Flow and Free Cash Flow Conversion using methodologies that we believe can provide useful supplemental information to help investors better understand underlying trends in our business.

Our non-GAAP financial measures may not be comparable to similarly titled measures used by other companies, have limitations as analytical tools and should not be considered in isolation, or as substitutes for analysis of our operating results as reported under GAAP. Additionally, we do not consider our non-GAAP financial measures as superior to, or a substitute for, the equivalent measures calculated and presented in accordance with GAAP. Some of the limitations are:

•

Adjusted EBITDA and Adjusted EBITDA Margin exclude the recurring, non-cash expenses of depreciation and amortization of property and equipment and definite-lived intangible assets and, although these are non-cash expenses, the assets being depreciated and amortized may have to be replaced in the future;

•	Adjusted EBITDA and Adjusted EBITDA Margin do not reflect changes in, or cash requirements for, our working capital needs;
•

Adjusted EBITDA and Adjusted EBITDA Margin excludes the non-cash expense of stock-based compensation, which has been, and will continue to be for the foreseeable future, an important part of how we attract and retain our employees and a significant recurring expense in our business;

•

Adjusted EBITDA and Adjusted EBITDA Margin do not reflect the interest (income) expense or the cash requirements to service interest or principal payments on our indebtedness, and Free Cash Flow does not reflect the cash requirements to service principal payments on our indebtedness;

•	Adjusted EBITDA and Adjusted EBITDA Margin do not reflect income tax (benefit) provision we are required to make; and
•	Free Cash Flow and Free Cash Flow Conversion do not represent our residual cash flow available for discretionary purposes and does not reflect our future contractual commitments.

Adjusted EBITDA is not a liquidity measure and should not be considered as discretionary cash available to us to reinvest in the growth of our business or to distribute to stockholders or as a measure of cash that will be available to us to meet our obligations.

To properly and prudently evaluate our business, we encourage you to review the financial statements included elsewhere in this Annual Report, and not rely on a single financial measure to evaluate our business. We also strongly urge you to review the reconciliation of net earnings (loss) to Adjusted EBITDA, the computation of Adjusted EBITDA Margin as compared to net (loss) earnings margin which is net earnings as a percentage of revenue, the reconciliation of net cash provided by (used in) operating activities to Free Cash Flow, and the computation of Free Cash Flow Conversion as compared to Operating Cash Flow Conversion, which is net cash provided by operating activities as a percentage of net earnings (loss) in each case set forth below.

Adjusted EBITDA and Adjusted EBITDA Margin

We define Adjusted EBITDA as net earnings (loss) excluding income tax provision, interest (income) expense, depreciation and amortization, stock-based compensation expense, foreign exchange loss (gain), changes in fair value of contingent earn-out liability, loss on fair value of interest rate swaps, transaction costs and one-time litigation costs. Adjusted EBITDA Margin represents Adjusted EBITDA as a percentage of revenue. The following table reconciles net earnings (loss) and net earnings (loss) margin, the most comparable GAAP financial measures, to Adjusted EBITDA and Adjusted EBITDA Margin for the periods presented:

	Successor	Predecessor
(in thousands, except percentages)	Period from January 29, through December 31, 2020	Period from January 1, through January 28, 2020	Years Ended December 31, 2019	Year Ended December 31, 2018
Net (loss) earnings	$(110,186)	$(32,556)	$85,844	$(23,669)
Add back:
Income tax provision	8,126	365	6,138	3,031
Interest expense (income)	22,134	(50)	(202)	(4)
Depreciation and amortization	91,767	408	6,734	5,957
Stock-based compensation expense	27,468	336	2,160	255
Litigation costs (recoveries), net of insurance proceeds(1)	(6,008)	—	—	75,738
Foreign exchange loss (2)	14,133	523	1,160	4,458
Changes in fair value of interest rate swaps(3)	1,586	—	—	—
Transaction costs(4)	66,251	40,345	—	—
Changes in fair value of contingent earn-out liability	27,800	—	—	—
Adjusted EBITDA	$143,071	$9,371	$101,834	$65,766
Net (loss) earnings margin	(20.3)%	(81.4)%	17.6%	(6.6)%
Adjusted EBITDA Margin	26.4%	23.4%	20.8%	18.3%

(1)

Represents certain litigation costs and insurance proceeds associated with pending litigations or settlements of litigation. For additional information, refer to Note 17, Commitments and Contingencies, within the audited consolidated financial statements and “Item 3— Legal Proceedings”.

(2)	Represents foreign exchange loss due to foreign currency transactions.
(3)	Represents fair value loss on interest rate swaps.
(4)	Represents transaction costs and professional service fees related to the Sponsor Acquisition and the IPO.

Free Cash Flow and Free Cash Flow Conversion

We define Free Cash Flow as net cash provided by (used in) operating activities less capital expenditures. Free Cash Flow Conversion represents Free Cash Flow as a percentage of Adjusted EBITDA. The following table reconciles net cash provided by (used in) operating activities, the most comparable GAAP financial measure, to Free Cash Flow for the periods presented:

	Successor	Predecessor
(in thousands, except percentages)	Period from January 29, through December 31, 2020	Period from January 1, through January 28, 2020	Year Ended December 31, 2019	Year Ended December 31, 2018
Net cash provided by (used in) operating activities	$56,261	$(3,306)	$101,392	$71,766
Less:
Capital expenditures	(10,632)	(1,045)	(9,674)	(8,047)
Free Cash Flow	$45,629	$(4,351)	$91,718	$63,719
Operating Cash Flow Conversion	(51.1)%	10.2%	118.1%	(303.2)%
Free Cash Flow Conversion	31.9%	(46.4)%	90.1%	96.9%

Liquidity and Capital Resources

Overview

The Company’s principal sources of liquidity are our cash and cash equivalents and cash generated from operations. Our primary uses of liquidity are operating expenses and capital expenditures. As of December 31, 2020, we had $128.0 million of cash and cash equivalents, an increase of $70.6 million from December 31, 2019.

In connection with our IPO, we used the proceeds (net of underwriting discounts) from the issuance of 9 million shares of Class A common stock ($369.6 million) in the IPO to purchase an equivalent number of newly issued Common Units from Bumble Holdings, which Bumble Holdings in turn will use to repay outstanding indebtedness under our Term Loan Facility totaling approximately $200.0 million in aggregate principal amount and approximately $148.3 million for general corporate purposes, and to bear all of the expenses of the IPO. We expect that our future principal uses of cash will also include funding our debt service obligations, paying income taxes and obligations under our tax receivable agreement. Based on current conditions, we believe that we have sufficient financial resources to fund our activities and execute our business plans during the next twelve months.

Cash Flow Information

The following table summarizes our consolidated cash flow information for the periods presented:

	Successor	Predecessor
(in thousands)	Period from January 29, through December 31, 2020	Period from January 1, through January 28, 2020	Year Ended December 31, 2019	Year Ended December 31, 2018
Net cash provided by (used in):
Operating activities	$56,261	$(3,306)	$101,392	$71,766
Investing activities	(2,850,651)	(1,029)	(11,396)	(8,394)
Financing activities	2,866,236	—	(65,196)	(37,225)

Operating activities

Net cash provided by (used in) operating activities was $56.3 million in the Successor Period, $(3.3) million for the period from January 1, 2020 to January 28, 2020, and $101.4 million for the year ended December 31, 2019. The decrease in the Successor Period and the period from January 1, 2020 to January 28, 2020 compared to the year ended December 31, 2019 was primarily due to net loss of $(110.2) million and $(32.6) million in the Successor Period and from January 1, 2020 to January 28, 2020, respectively compared to net earnings of $85.8 million in the year ended December 31, 2019. Net loss in the period from January 29, 2020 to December 31, 2020 and in the period from January 1, 2020 to January 28, 2020 were impacted by transaction costs of $66.3 million and $40.3 million, respectively, and by depreciation and amortization of $91.8 million in the period from January 29, 2020 to December 31, 2020, $0.4 million in the period from January 1, 2020 to January 28, 2020 and $6.7 million in the year ended December 31, 2019, as well as changes in assets and liabilities, which were $9.4 million, $25.1 million and $7.1 million in the period from January 29, 2020 to December 31, 2020, the period from January 1, 2020 to January 28, 2020 and the year ended December 31, 2019, respectively.

Investing activities

Net cash used in investing activities was $2,850.7 million for the period from January 29, 2020 to December 31, 2020, $1.0 million for the period from January 1, 2020 to January 28, 2020, and $11.4 million for the year ended December 31, 2019. The change in the Successor Period was primarily due to acquisition of the business (net of cash acquired) of $2,837.7 million in the period from January 29, 2020 to December 31, 2020.

Financing activities

Net cash provided by (used in) financing activities was $2,866.2 million for the period from January 29, 2020 to December 31, 2020, nil for the period from January 1, 2020 to January 28, 2020, and $(65.2) million for the year ended December 31, 2019. The Company received cash of $2,360.4 million in relation to limited partners’ interest, net proceeds from external debt of $828.9 million, proceeds from the repayment of loan from the Founder of $25.6 million and proceeds from the repayment of loans to related companies of $41.9 million in the period from January 29, 2020 to December 31, 2020, offset by cash payments of $360.0 million in dividends and repayment of long-term debt principal of $5.0 million in the period from January 29, 2020 to December 31, 2020.

Indebtedness

Senior Secured Credit Facilities

In connection with the Sponsor Acquisition, in January 2020, we entered into the Initial Term Loan Facility in an original aggregate principal amount of $575.0 million and the Revolving Credit Facility in an aggregate principal amount of up to $50.0 million. In connection with the Distribution Financing Transaction, in October 2020, we entered into the Incremental Term Loan Facility in an original aggregate principal amount of $275.0 million. The borrower under the Senior Secured Credit Facilities is a wholly owned subsidiary of Bumble Holdings, Buzz Finco L.L.C. (the “Borrower”).

Borrowings under the Senior Secured Credit Facilities bear interest at a rate equal to, at the Borrower’s option, either (i) LIBOR for the relevant interest period, adjusted for statutory reserve requirements (subject to a floor of 0.0% on the Initial Term Loan and 0.50% on the Incremental Term Loan), plus an applicable margin or (ii) a base rate equal to the highest of (a) the rate of interest in effect as last quoted by the Wall Street Journal as the “Prime Rate” in the United States, (b) the federal funds effective rate plus 0.50% and (c) adjusted LIBOR for an interest period of one month plus 1.00% (subject to a floor of 0.00% per annum), in each case, plus an applicable margin. The applicable margin for loans under the Revolving Credit Facility is subject to adjustment based upon the consolidated first lien net leverage ratio of the Borrower and its restricted subsidiaries and is subject to reduction after the consummation of our initial public offering.

In addition to paying interest on the outstanding principal under the Senior Secured Credit Facilities, the Borrower is required to pay a commitment fee of 0.50% per annum (which is subject to a decrease to 0.375% per annum based upon the consolidated first lien net leverage ratio of the Borrower and its restricted subsidiaries) to the lenders under the Revolving Credit Facility in respect of the unutilized commitments thereunder. The Borrower must also pay customary letter of credit fees and an annual administrative agency fee.

The Initial Term Loan Facility amortizes in equal quarterly installments in aggregate annual amounts equal to 1.00% of the principal amount of the Initial Term Loan Facility outstanding as of the date of the closing of the Initial Term Loan Facility, with the balance being payable at maturity on January 29, 2027. The Incremental Term Loan Facility amortizes in equal quarterly installments in aggregate annual amounts equal to 1.00% of the principal amount of the Incremental Term Loan Facility outstanding as of the date of the closing of the Incremental Term Loan Facility, with the balance being payable at maturity on January 29, 2027. Principal amounts outstanding under the Revolving Credit Facility are due and payable in full at maturity on January 29, 2025.

In October 2020, we entered into an incremental Senior Secured Term Loan Facility (the “Incremental Term Loan Facility”) in an original aggregate principal amount of $275.0 million. The Incremental Term Loan provides for additional senior secured term loans with substantially identical terms as the Initial Term Loan Facility (other than the applicable margin). We plan to use a portion of the net proceeds from the initial public offering to repay $200 million aggregate principal amount of our outstanding indebtedness under our Term Loan Facility. The Senior Secured Credit Facilities contain affirmative and negative covenants and customary events of default.

Tax Receivable Agreement

In connection with the IPO, in February 2021, we entered into a tax receivable agreement with certain of our pre-IPO owners that provides for the payment by Bumble Inc. to such pre-IPO owners of 85% of the benefits that Bumble Inc. realizes, or is deemed to realize, as a result of Bumble Inc.’s allocable share of existing tax basis acquired in our initial public offering and other tax benefits related to entering into the tax receivable agreement.

We estimate the amount of existing tax basis with respect to which our pre-IPO owners will be entitled to receive payments under the tax receivable agreement (assuming all Pre-IPO Common Unitholders exchanged their Common Units for shares of Class A common stock on the date of the initial public offering, and assuming all vested Incentive Units were converted to Common Units and subsequently exchanged for shares of Class A common stock at the initial public offering price of $43.00 per share of Class A common stock) is approximately $2,562.0 million, which includes Bumble Inc.’s allocable share of existing tax basis acquired in this IPO, which we have determined to be approximately $1,675.2 million. In determining Bumble Inc.’s allocable share of existing tax basis acquired in the IPO, we have given retrospective effect to certain exchanges of Common Units for Class A shares that will occur following the IPO that were contemplated to have occurred pursuant to the Blocker Restructuring. The payments under the tax receivable agreement are not conditioned upon continued ownership of the Company by the pre-IPO owners.

Contractual Obligations and Contingencies

The following table summarizes our contractual obligations as of December 31, 2020:

	Payments due by period
	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
	(in thousands)
Long-term debt	$8,500	$17,000	$17,000	$802,500	$845,000
Operating leases	5,132	6,688	—	—	11,820
Other	777	600	—	—	1,377
Total	$14,409	$24,288	$17,000	$802,500	$858,197

The payments that we may be required to make under the Tax Receivable Agreement to the pre-IPO owners may be significant and are not reflected in the contractual obligations table set forth above as they are dependent upon future taxable income. Assuming no material changes in the relevant tax law, and that we earn sufficient taxable income to realize all tax benefits that are subject to the tax receivable agreement, we expect future payments under the tax receivable agreement related to the Offering Transactions to aggregate $520.9 million and to range over the next 15 years from approximately $15.8 million to $47.6 million per year and decline thereafter. In determining these estimated future payments, we have given retrospective effect to certain exchanges of Common Units for Class A shares that will occur following the IPO that were contemplated to have occurred pursuant to the Blocker Restructuring. The foregoing numbers are merely estimates, and the actual payments could differ materially. See “― Tax Receivable Agreement” in this section and “Item 13―Certain Relationships and Related Transactions, and Director Independence―Tax Receivable Agreement”.

In connection with the Sponsor Acquisition in January 2020, we entered into a contingent consideration arrangement, consisting of an earn-out payment to the former shareholders of Worldwide Vision Limited of up to $150 million. The timing and amount of such payment, that we may be required to make, is not reflected in the contractual obligations table set forth above as it is dependent upon our Sponsor achieving a specified return on invested capital. See Note 5, Business Combination, for additional information.

Off-Balance Sheet Arrangements

Other than the items described above, we have no significant off-balance sheet arrangements.

Critical Accounting Policies and Estimates

Our consolidated financial statements have been prepared in accordance with GAAP, which often require us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses, and related disclosures. Our estimates are based on historical experience, current conditions and various other assumptions that we believe to be reasonable under the circumstances. We evaluate our critical estimates and assumptions on an ongoing basis. Actual results may differ from these estimates under different assumptions or conditions.

The critical accounting estimates, assumptions, and judgments that we believe to have the most significant impact on our consolidated financial statements are described below. This discussion is provided to supplement the descriptions of our accounting policies contained in Note 2, Summary of Selected Significant Accounting Policies, within the audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Business Combination

We estimate the fair value of assets acquired and liabilities assumed in a business combination. Goodwill as of the acquisition date is measured as the excess of consideration transferred over the net of the acquisition date fair values of the assets acquired and the liabilities assumed. Such valuations require management to make significant estimates and assumptions, especially with respect to intangible assets. Management’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable, and as a result, actual results may differ from estimates.

Goodwill is tested for impairment at a minimum on an annual basis, as well as upon an indicator of impairment. Goodwill is tested for impairment at the reporting unit level by first performing a qualitative assessment to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying value. If the reporting unit does not pass the qualitative assessment, then quantitative assessment is performed to compare the reporting unit’s carrying value to its fair value. Alternatively, we are permitted to bypass the qualitative assessment and proceed directly to performing the quantitative assessment. Goodwill is considered impaired if the carrying value of the reporting unit exceeds its fair value. The fair value of the reporting unit is based on a discounted cash flow model involving several assumptions.

Contingent consideration arrangements are recognized at their acquisition date fair value and included as part of purchase price at the acquisition date. These contingent consideration arrangements are classified as liabilities and are remeasured to fair value at each reporting period, with any change in fair value being recognized in “General and administrative expense” in the consolidated statement of operations. The estimated fair value of the contingent consideration is based primarily on estimates of meeting the applicable contingency conditions as per the terms of the applicable agreements.

Recoverability of Intangible Assets with Definite Lives and Other Long-Lived Assets

We evaluate definite-lived intangible assets and other long-lived assets whenever events or changes of circumstance indicate that the carrying amounts may not be recoverable. Recoverability is measured by comparing the carrying amount of an asset group to future undiscounted net cash flows expected to be generated. We group assets for purposes of such review at the lowest level for which identifiable cash flows of the asset group are largely independent of the cash flows of the other groups of assets and liabilities. If this comparison indicates impairment, the amount of impairment to be recognized is calculated as the difference between the carrying value and the fair value of the asset group.

Unforeseen events, changes in circumstances and market conditions and material differences in estimates of future cash flows could adversely affect the fair value of our assets and could result in an impairment charge. Fair value can be estimated utilizing a number of techniques including quoted market prices, prices for comparable assets, or other valuation processes involving estimates of cash flows, multiples of earnings or revenues, and we may make various assumptions and estimates when performing our impairment assessments, particularly as it relates to cash flow projections. Cash flow estimates are by their nature subjective and include assumptions regarding factors such as recent and forecasted operating performance, revenue trends and operating margins. These estimates could also be adversely impacted by changes in federal, state, or local regulations, economic downturns or developments, or other market conditions affecting our industry.

Internally Developed Software

We incur costs to develop software to be used solely to meet internal needs and applications used to deliver our services. These software development costs meet the criteria for capitalization once the preliminary project stage is complete and it is probable that the project will be completed, and the software will be used to perform the function intended. Development costs that meet the criteria for capitalization were not material to date.

Stock-based Compensation

Prior to the Sponsor Acquisition

Prior to the Sponsor Acquisition, Worldwide Vision Limited granted stock-based awards consisting primarily of share options and restricted stock units (“WVL RSUs”) to employees and certain non-employee advisors. Outstanding share options generally vested over four years or upon the achievement of certain performance conditions, such as revenue growth. Outstanding WVL RSUs generally vested over 4 years and participated in dividends once gross dividend payments to ordinary shareholders exceeded $150 million and in an exit event. No WVL RSUs were granted in 2018 and 2019, and the expense arising from WVL RSUs was not material for the periods presented.

Between 2015 and 2018, Bumble Holdings Limited issued shadow equity to employees and non-employee to provide a bonus to be paid upon an exit event of Bumble Holdings Limited, with the bonus amount to vary based on the exit value. Certain of the awards were payable in the event of an exit of Bumble Holdings Limited only, while one award was payable in the event of an exit event within the group. As the payment was contingent upon the achievement of a liquidity event, no compensation expense was recognized in connection with these awards during the years ended December 31, 2018 and 2019. These awards issued by Bumble Holdings Limited were settled in connection with the Acquisition, including $3.8 million that was recognized as stock-based compensation expense in “General and administrative expense” in the period from January 1, 2020 to January 28, 2020.

We measured share options based on their estimated grant date fair values and recognized stock-based compensation expense over the requisite service period (the “vesting period”). Stock-based compensation expense reflected our best estimate of the number of equity instruments that will ultimately vest, including the impact of estimated forfeitures.

The fair value of each share option was estimated on the date of grant using a Monte Carlo model, which is impacted by a number of variables, including the fair value of our underlying shares, our expected share price volatility over the term of the share option, the expected life of the option, risk-free interest rates, and the expected dividend yield of our shares.

•	Dividend yield. The expected annual dividend per share was based on the Company’s expected dividend rate.
•	Expected Volatility. The expected volatility was calculated based on the historical volatility of the Company’s shares and measures for a set of peer companies of the Company.
•	Risk-free interest rate. The risk-free interest rate is based on U.S. Treasury zero-coupon issues with a remaining term equal to the expected life assumed at the date of grant.
•	Expected life of options. The average expected life is based on the contractual term of the option and expected employee exercise and post-vesting employment termination behavior.

The predecessor stock-based compensation plans were terminated in connection with the Sponsor Acquisition.

Subsequent to the Sponsor Acquisition

From the time of the Sponsor Acquisition until our IPO, we had three active plans under which awards were granted to various employees and other service providers of the Company, including key management personnel, based on their management grade. For the Successor Period, total stock-based compensation expense recognized was $27.5 million. The three active plans include the Employee Incentive Plan (“Non-US Plan”), the Equity Incentive Plan (“US Plan”), and the incentive plan adopted for Whitney Wolfe Herd (the “Founder Plan”). Awards granted under the Founder Plan and US Plan were in the form of Class B Units in Buzz Holdings L.P. and Class B Units held by Buzz Management Aggregator L.P., respectively (collectively, the “Class B Units”). Under the Non-US Plan, participants received phantom awards of Class B Units in Buzz Management Aggregator L.P. (the “Phantom Class B Units”) that were liability-classified and settled in cash equal to the notional value of the Buzz Management Aggregator Class B Units at the settlement date.

Awards under all three plans were comprised of Time-Vesting and Exit-Vesting awards. Time-Vesting awards were based upon service-based conditions and generally vested over a period of five years, while Exit-Vesting awards were based on certain performance conditions in which affiliates of The Blackstone Group Inc. receive cash proceeds in respect of its Class A units in the Company prior to the termination of the participant. The performance conditions were not considered probable as of December 31, 2020 and therefore no expense has been recognized for the Exit-Vesting awards. In connection with the IPO, these awards were all converted into awards under our 2021 Omnibus Incentive Plan as described under “Item 11―Executive Compensation―Conversion of Class B Units and Phantom Class B Units”.

Time-Vesting Class B Units and Exit-Vesting Class B Units

Expense for the Time-Vesting Class B Units and Exit-Vesting Class B Units was based on the grant date fair value of the Class B Units. The grant date fair value was measured using a Monte Carlo model, which incorporates various assumptions noted in the following table. Use of a valuation model requires management to make certain assumptions with respect to selected model inputs. Expected volatility was calculated based on the observed equity volatility for comparable companies. The expected time to liquidity event was based on management’s estimate of time to an expected liquidity event. The dividend yield was based on the Company’s expected dividend rate. The risk-free interest rate was based on U.S. Treasury zero-coupon issues. Forfeitures were accounted for as they occurred.

Assumptions by Grant Date	December 31, 2020
Dividend yield (%)	—
Expected volatility (%)	55
Risk-free interest rate (%)	0.30
Expected time to liquidity (years)	4.1

The valuations for awards granted in January 2020 and June 2020 were based on the purchase price from the Sponsor Acquisition of $2.9 billion as the estimated equity value as of these dates and, therefore, did not rely on establishing an estimated equity value based on an income or market multiple approach. The implied multiple based on the purchase price was 19.2x.

As of December 31, 2020, unrecognized stock-based compensation expense related to Time-Vesting and Exit-Vesting Class B Units was $63.6 million.

Time-Vesting Phantom Class B Units and Exit-Vesting Phantom Class B Units

As of December 31, 2020, unrecognized stock-based compensation expense related to Time-Vesting and Exit-Vesting Phantom Class B Units was $52.5 million.

For additional information around the Company’s stock-based compensation plans, refer to Note 13, Stock-based Compensation, within the audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Income Taxes

We are subject to income tax in most of the jurisdictions in which we operate. Management is required to exercise significant judgment in determining our provision for income taxes. The provision for income taxes is determined by taking into account guidance related to uncertain tax positions. Judgment is required in assessing the timing and amounts of deductible and taxable items. Deferred tax assets are amounts available to reduce income taxes payable on taxable income in future years and are initially recognized at enacted tax rates. To the extent deferred tax assets are not expected to be realized, we record a valuation allowance. Recognized income tax positions are measured at the largest amount that has a greater than 50% likelihood of being realized upon settlement. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs.

Although we believe that we have adequately reserved for our uncertain tax positions, we can provide no assurance that the final tax outcome of these matters will not be materially different. We make adjustments to these reserves when facts and circumstances change, such as the closing of a tax audit or the refinement of an estimate. To the extent that the final tax outcome of these matters is different than the amounts recorded, such differences may affect the provision for income taxes in the period in which such determination is made and could have a material impact on our financial condition and results of operations.

Accounting Pronouncements Not Yet Adopted

Recently-issued accounting pronouncements that may be relevant to our operations but have not yet been adopted are outlined in Note 2, Summary of Selected Significant Accounting Policies, within the audited consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Foreign Currency Exchange Risk

We conduct business in certain foreign markets, primarily in the United Kingdom and the European Union. For the period from January 29, 2020 to December 31, 2020, for the period from January 1, 2020 to January 28, 2020, for the year ended December 31, 2019, and for the year ended December 31, 2018, international revenue accounted for 44.3%, 47.5%, 47.3%, and 53.8% of combined revenue, respectively. Our primary exposure to foreign currency exchange risk is the underlying user’s functional currency other than the U.S. Dollar, primarily the British Pound and Euro. As foreign currency exchange rates change, translation of the statements of operations of our international businesses into U.S. dollars affects year-over-year comparability of operating results. The average Euro versus the U.S. Dollar exchange rate was 2% higher in the year ended December 31, 2020 than in the year ended December 31, 2019.

Historically, we have not hedged any foreign currency exposures. Our continued international expansion increases our exposure to exchange rate fluctuations and as a result such fluctuations could have a significant impact on our future results of operations.

Interest Rate Risk

At December 31, 2020, we had long-term debt outstanding with a carrying value of $826.2 million. A hypothetical interest rate increase or decrease of 1% would have increased or decreased interest expense for the period from January 29, 2020 to December 31, 2020 by $5.3 million based upon the outstanding balance and rate in effect at December 31, 2020. See Note 10, Debt, within the audited consolidated financial statements included elsewhere in this Annual Report. Borrowings under our Senior Secured Credit Facilities bear interest at a variable market rate. In order to reduce the financial impact of increases in interest rates, the Company entered into two interest rate swaps for a total notional amount of $350 million on June 22, 2020. The effective date for the interest rate swaps is June 30, 2020 and final maturity date is June 30, 2024. The financial impact of the interest rate swaps is to fix the variable interest rate element on $350 million of the long-term debt at a rate of 0.4008%. We did not have any long-term debt outstanding at December 31, 2019.

In July 2017, the UK’s Financial Conduct Authority, which regulates LIBOR, announced that it intends to phase out LIBOR by the end of 2021. The expected discontinuation, reform or replacement of LIBOR may result in fluctuating interest rates, or higher interest rates, which could have a material adverse effect on our interest expense.

Item 8. Financial Statements and Supplementary Data

Index to Financial Statements

Audited Balance Sheets of Bumble Inc.

Report of Independent Registered Public Accounting Firm	71
Balance Sheets as of December 31, 2020 and October 5, 2020	72
Notes to Balance Sheets	73

Audited Consolidated Financial Statements of Buzz Holdings L.P.

Report of Independent Registered Public Accounting Firm	75
Consolidated Balance Sheets as at December 31, 2020 (Successor) and December 31, 2019 (Predecessor)	77
Consolidated Statements of Operations for the period from January 29 through December 31, 2020 (Successor), the period from January 1 through January 28, 2020 (Predecessor) and the years ended December 31, 2019 and 2018 (Predecessor)	78
Consolidated Statements of Comprehensive Operations for the period from January 29 through December 31, 2020 (Successor), the period from January 1 through January 28, 2020 (Predecessor) and the years ended December 31, 2019 and 2018 (Predecessor)	79
Consolidated Statements of Changes in Equity (Deficit) for the period from January 1 through January 28, 2020 (Predecessor) and the Years ended December 31, 2019 and 2018 (Predecessor)	80
Consolidated Statements of Changes in Equity for the period from January 29 through December 31, 2020 (Successor)	81
Consolidated Statements of Cash Flows for the period from January 29 through December 31, 2020 (Successor), the period from January 1 through January 28, 2020 (Predecessor) and the years ended December 31, 2019 and 2018 (Predecessor)	82
Notes to the Consolidated Financial Statements	83

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholder of Bumble Inc.

Opinion on the Financial Statement

We have audited the accompanying balance sheets of Bumble Inc. (the “Corporation”) as of October 5, 2020 and December 31, 2020 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of Bumble Inc. at October 5, 2020 and December 31, 2020, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on the Corporation’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Corporation in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Corporation is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Corporation’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Corporation’s auditor since 2020.

Austin, TX

March 15, 2021

Bumble Inc.

Balance Sheets

	December 31, 2020	October 5, 2020
Assets
Cash	$1	$1
Total Assets	$1	$1
Commitments and contingencies
Stockholders' Equity
Class A common stock, par value $0.01 per share, 1,000 shares authorized, none issued and outstanding	—	—
Class B common stock, par value $0.01 per share, 1,000 shares authorized, 100 shares issued and outstanding	1	1
Total Stockholders' Equity	$1	$1

The accompanying notes are an integral part of these balance sheets.

Bumble Inc.

Notes to the Balance Sheets

Note 1 - Organization

Bumble Inc. (the “Corporation”) was incorporated as a Delaware corporation on October 5, 2020. The Corporation’s fiscal year end is December 31. Pursuant to a reorganization into a holding company structure, the Corporation is a holding corporation and the sole material asset is an equity interest in Buzz Holdings L.P., a Delaware limited partnership (“Bumble Holdings”).

As the general partner of Bumble Holdings, Bumble Inc. operates and controls all of the business and affairs of Bumble Holdings, and through Bumble Holdings and its subsidiaries, conducts business. As a result, subsequent to the initial public offering (the “Offering”) in the first quarter of 2021 described in Note 4, Subsequent Events, Bumble Inc. will consolidate Bumble Holdings’ financial results and report a non-controlling interest related to the Common Units held by the Pre-IPO common unitholders and the Incentive Units held by the continuing incentive unitholders in the consolidated financial statements.

Note 2 - Summary of Significant Accounting Policies

Basis of Accounting

The Balance Sheets have been prepared in accordance with accounting principles generally accepted in the United States of America. Separate statements of operations, comprehensive operations, changes in stockholders’ equity and cash flows have not been presented in the financial statements because there have been no activities in this entity and because the single transaction is fully disclosed below.

These financial statements have been prepared assuming the Corporation will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business.

Note 3 - Stockholders’ Equity

The Corporation is authorized to issue 1,000 shares of Class A common stock, par value $0.01 per share (“Class A common stock”), and 1,000 shares of Class B common stock, par value $0.01 per share (“Class B common stock”). Under the Corporation’s certificate of incorporation in effect as of October 5, 2020, all shares of Class A common stock and Class B common stock are identical. In exchange for $1.00, the Corporation has issued 100 shares of Class B common stock, all of which were held by Bumble Holdings as of October 5, 2020 and December 31, 2020.

Note 4 - Subsequent Events

Initial Public Offering and Reorganization

On February 16, 2021, the Corporation completed the Offering of 57.5 million shares of Bumble Inc. Class A Common Stock (including shares issued pursuant to the exercise in full of the underwriters’ option to purchase additional shares) for cash consideration of $41.065 per share (net of underwriting discounts).

Bumble Inc. used the proceeds (net of underwriting discounts) from the issuance of 9.0 million shares ($369.6 million) in the Offering to purchase an equivalent number of newly issued Common Units from Bumble Holdings, which Bumble Holdings will in turn use to repay outstanding indebtedness under Bumble Holdings’ Term Loan Facility totaling approximately $200.0 million in aggregate principal amount and approximately $148.3 million for general corporate purposes, and to bear all of the expenses of the Offering.

Bumble Inc. used the proceeds from the issuance of 48.5 million shares ($1,991.6 million) in the Offering (including shares issued pursuant to the exercise in full of the underwriters’ option to purchase additional shares) to purchase or redeem an equivalent aggregate number of shares of Class A Common Stock and Common Units from certain entities affiliated with The Blackstone Group Inc.

In connection with the Offering, in February 2021, the organizational structure was converted to an umbrella partnership-C-Corporation (“UP-C”) with Bumble Inc., which was incorporated in October 2020, becoming the general partner of Bumble Holdings. As the general partner of Bumble Holdings, Bumble Inc. operates and controls the business and affairs of Bumble Holdings and the subsidiaries and has the obligation to absorb losses and receive benefits from the Company. Bumble Inc. will consolidate in its consolidated financial statements and report a non-controlling interest related to the Common Units held by the Pre-IPO common unitholders and the Incentive Units held by the continuing incentive unitholders in the consolidated financial statements.

Tax Receivable Agreement

In February, 2021, in connection with the Offering, Bumble Inc. entered into a tax receivable agreement with certain of the pre-IPO owners that provides for the payment by Bumble Inc. to such pre-IPO owners of 85% of the benefits that Bumble Inc. realizes, or is deemed to realize, as a result of Bumble Inc.’s allocable share of existing tax basis acquired in the Offering and other tax benefits related to entering into the tax receivable agreement.

The estimated amount of existing tax basis with respect to which the pre-IPO owners will be entitled to receive payments under the tax receivable agreement is approximately $2,562.0 million, which includes Bumble Inc.’s allocable share of existing tax basis acquired in the Offering, which has been determined to be approximately $1,675.2 million. In determining Bumble Inc.’s allocable share of existing tax basis acquired in the IPO, we have given retrospective effect to certain exchanges of Common Units for Class A shares that will occur following the IPO that were contemplated to have occurred pursuant to the Blocker Restructuring.

Omnibus Incentive Plan

In connection with the Offering, on February 10, 2021, Bumble Inc. adopted a 2021 Omnibus Incentive Plan. Under the 2021 Omnibus Incentive Plan, certain outstanding awards under Bumble Holdings’ current stock compensation plans were modified as follows:

Founder Plan

All outstanding Time-Vesting and Exit-Vesting Class B Units were converted to Incentive Units in Bumble Holdings.

US Plan

•

All outstanding Time-Vesting and Exit-Vesting Class B Units granted to senior management and members of the board of directors were converted to Incentive Units in Bumble Holdings, similar to the Founder Plan Class B Units.

•

All outstanding Time-Vesting and Exit-Vesting Class B Units (other than those granted to senior management and members of the board of directors) were converted to Class A common stock (in the case of vested Class B Units) and restricted shares of Class A common stock (in the case of unvested Class B Units) in Bumble Inc.

Non-US Plan

All outstanding Time-Vesting and Exit-Vesting Phantom Class B Units were converted into vested restricted stock units (in the case of vested Class B Phantom Units) and unvested restricted stock units (“RSUs”) (in the case of unvested Class B Phantom Units) in Bumble Inc.

Further, under the Omnibus Incentive Plan, Bumble Inc. may grant non-qualified stock options and incentive stock options with terms and conditions determined by the Committee that are consistent with the Omnibus Incentive Plan. The maximum term for stock options granted under the Omnibus Incentive Plan will be ten years from the initial date of grant.

Employee Stock Purchase Plan

In connection with the Offering, on February 10, 2021, Bumble Inc. adopted a 2021 Employee Stock Purchase Plan (the “ESPP”).  Under the ESPP, eligible employees may acquire Class A common stock by authorizing the use of contributions to purchase shares of common stock. Contributions must be at a rate of not less than 1% nor more than 15% of the participant’s total compensation (with certain exclusions as set forth in the ESPP or as otherwise determined by the compensation committee).

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Buzz Holdings L.P.

Opinion on the Financial Statements

We have audited the accompanying consolidated financial statements of Buzz Holdings L.P. (the Successor or the Company), which comprise the consolidated balance sheet as of December 31, 2020, the related consolidated statements of operations, comprehensive operations, changes in equity and cash flows for the period from January 29, 2020 to December 31, 2020, and the consolidated statements of operations, comprehensive operations, changes in equity (deficit) and cash flows of Worldwide Vision Limited (Predecessor) for the period from January 1, 2020 to January 28, 2020 and the related notes (collectively referred to as the “consolidated financial statements”).  In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020, and the results of its operations and its cash flows for the period from January 29, 2020 to December 31, 2020, and the results of the Predecessor’s operations and its cash flows for the period from January 1, 2020 to January 28, 2020, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2020.

Austin, TX

March 15, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Buzz Holdings L.P.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Worldwide Vision Limited and subsidiaries (the “Predecessor Company”) as of December 31, 2019, the related consolidated statements of operations, comprehensive operations, changes in equity and cash flows for each of the two years in the period ended December 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Predecessor Company at December 31, 2019, and the results of its operations and its cash flows for each of the two years ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

Adoption of ASU No. 2016-02

As discussed in Note 2, Summary of Significant Accounting Policies to the consolidated financial statements, the Predecessor Company changed its method of accounting for Leases in 2019 due to the adoption of ASU No. 2016-02, Leases (Topic 842), and related amendments.

Basis for Opinion

These financial statements are the responsibility of the Predecessor Company's management. Our responsibility is to express an opinion on the Predecessor Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Predecessor Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Predecessor Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Predecessor Company’s auditor from 2010 to 2020.

Cambridge, UK

October 30, 2020

Buzz Holdings L.P.

Consolidated Balance Sheets

(in thousands, except par value amounts)

	Successor	Predecessor
	December 31, 2020	December 31, 2019
ASSETS
Cash and cash equivalents	$128,029	$57,449
Accounts receivable	41,595	34,234
Loans to related companies	—	42,043
Other current assets	81,387	36,106
Total current assets	251,011	169,832
Right-of-use assets	11,711	16,291
Lease receivable	1,069	1,011
Property and equipment, net	16,833	14,033
Goodwill	1,540,915	—
Intangible assets, net	1,812,410	1,241
Deferred tax assets, net	—	7,055
Other noncurrent assets	3,319	835
Total assets	$3,637,268	$210,298
LIABILITIES AND BUZZ HOLDINGS L.P. OWNERS’ / WORLDWIDE VISION LIMITED SHAREHOLDERS’ EQUITY
Accounts payable	$23,741	$8,066
Deferred revenue	31,269	24,749
Accrued expenses and other current liabilities	180,986	88,649
Current portion of long-term debt, net	5,338	—
Total current liabilities	241,334	121,464
Long-term debt, net	820,876	—
Deferred tax liabilities	428,087	—
Other liabilities	62,190	59,152
Total liabilities	$1,552,487	$180,616
Commitments and contingencies (Note 17)
Buzz Holdings L.P. owners’ / Worldwide Vision Limited shareholders’ equity:
Limited Partners’ interest (2,453,785 Class A units and 153,274 Class B units issued and outstanding as of December 31, 2020)	1,903,121	—
Issued share capital ($0.0001 par value; 126,424 shares authorized; 108,431 shares issued and outstanding as of December 31, 2019)	—	11
Additional paid-in capital	—	3,449
Accumulated other comprehensive income	180,852	644
Treasury stock (6,940 shares as of December 31, 2019)	—	(3,788)
Retained earnings	—	23,352
Total Buzz Holdings L.P. owners’ / Worldwide Vision Limited shareholders’ equity	2,083,973	23,668
Noncontrolling interests	808	6,014
Total owners’ / shareholders’ equity	2,084,781	29,682
Total liabilities and owners’ / shareholders’ equity	$3,637,268	$210,298

The accompanying notes are an integral part of these consolidated financial statements.

Buzz Holdings L.P.

Consolidated Statements of Operations

(in thousands, except per unit data)

	Successor	Predecessor
	Period from January 29, through December 31, 2020	Period from January 1, through January 28, 2020	Year Ended December 31, 2019	Year Ended December 31, 2018
Revenue	$542,192	$39,990	$488,940	$360,105
Operating costs and expenses:
Cost of revenue	146,629	10,790	139,767	110,259
Selling and marketing expense	152,588	11,157	142,902	93,605
General and administrative expense	178,615	44,907	67,079	128,981
Product development expense	46,994	4,087	39,205	37,517
Depreciation and amortization expense	91,767	408	6,734	5,957
Total operating costs and expenses	616,593	71,349	395,687	376,319
Operating (loss) income	(74,401)	(31,359)	93,253	(16,214)
Interest (expense) income	(22,134)	50	202	4
Other expense, net	(5,525)	(882)	(1,473)	(4,428)
(Loss) earnings before tax	(102,060)	(32,191)	91,982	(20,638)
Income tax provision	(8,126)	(365)	(6,138)	(3,031)
Net (loss) earnings	(110,186)	(32,556)	85,844	(23,669)
Net earnings (loss) attributable to noncontrolling interests	808	1,917	19,698	(2,150)
Net (loss) earnings attributable to Buzz Holdings L.P. owners / Worldwide Vision Limited shareholders	$(110,994)	$(34,473)	$66,146	$(21,519)
Net loss per unit attributable to Buzz Holdings L.P. owners
Basic loss per unit	$(0.05)	—	—	—
Diluted loss per unit	$(0.05)	—	—	—

The accompanying notes are an integral part of these consolidated financial statements.

Buzz Holdings L.P.

Consolidated Statements of Comprehensive Operations

(in thousands)

	Successor	Predecessor
	Period from January 29, through December 31, 2020	Period from January 1, through January 28, 2020	Year Ended December 31, 2019	Year Ended December 31, 2018
Net (loss) earnings	$(110,186)	$(32,556)	$85,844	$(23,669)
Other comprehensive income (loss), net of tax:
Change in foreign currency translation adjustment	180,852	(774)	152	(171)
Total other comprehensive income (loss), net of tax	180,852	(774)	152	(171)
Comprehensive (loss) income	70,666	(33,330)	85,996	(23,840)
Comprehensive (loss) income attributable to noncontrolling interests	808	1,917	19,698	(2,150)
Comprehensive (loss) income attributable to Buzz Holdings L.P. owners / Worldwide Vision Limited shareholders	$69,858	$(35,247)	$66,298	$(21,690)

The accompanying notes are an integral part of these consolidated financial statements.

Buzz Holdings L.P.

Consolidated Statements of Changes in Equity (Deficit)

(Predecessor)

	Issued Share Capital		Treasury Stock
	Units	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total Predecessor Shareholders’ Equity (Deficit)	Noncontrolling Interests	Total Shareholders’ Equity (Deficit)
	(in thousands)
Balance as of January 1, 2018	108,389	$11	6,940	$(3,788)	$930	$663	$26,725	$24,541	$(450)	$24,091
Net loss	—	—	—	—	—	—	(21,519)	(21,519)	(2,150)	(23,669)
Stock-based compensation expense	—	—	—	—	255	—	—	255	—	255
Dividends paid	—	—	—	—	—	—	(30,000)	(30,000)	(5,725)	(35,725)
Other comprehensive income, net of tax	—	—	—	—	—	(171)	—	(171)	—	(171)
Balance as of December 31, 2018	108,389	$11	6,940	$(3,788)	$1,185	$492	$(24,794)	$(26,894)	$(8,325)	$(35,219)
Net earnings	—	—	—	—	—	—	66,146	66,146	19,698	85,844
Stock-based compensation expense	—	—	—	—	2,160	—	—	2,160	—	2,160
Dividends paid	—	—	—	—	—	—	(18,000)	(18,000)	(5,359)	(23,359)
Other comprehensive income, net of tax	—	—	—	—	—	152	—	152	—	152
Share issuance	42	—	—	—	104			104		104
Balance as of December 31, 2019	108,431	$11	6,940	$(3,788)	$3,449	$644	$23,352	$23,668	$6,014	$29,682
Net (loss) earnings	—	—	—	—	—	—	(34,473)	(34,473)	1,917	(32,556)
Stock-based compensation expense	—	—	—	—	336	—	—	336	—	336
Other comprehensive loss, net of tax of $4	—	—	—	—	—	(774)	—	(774)	—	(774)
Balance as of January 28, 2020	108,431	$11	6,940	$(3,788)	$3,785	$(130)	$(11,121)	$(11,243)	$7,931	$(3,312)

The accompanying notes are an integral part of these consolidated financial statements.

Buzz Holdings L.P.

Consolidated Statements of Changes in Equity

(Successor)

	Limited Partners’ Interest		Accumulated Other Comprehensive	Total Buzz Holdings L.P.	Noncontrolling	Total Owners’
	Units	Amount	Income	Owners’ Equity	Interests	Equity
	(in thousands)
Balance as of January 29, 2020	—	$—	$—	$—	$—	$—
Net loss	—	—	—	(110,994)	808	(110,186)
Stock-based compensation expense	—	—	—	13,703	—	13,703
Dividends paid	—	(360,000)	—	(360,000)	—	(360,000)
Issuance of Limited Partners’ Interest	2,119,412	2,360,412	—	2,360,412	—	2,360,412
Limited Partners’ Interest as of December 31, 2020				1,903,121
Other comprehensive income, net of tax	—	—	180,852	180,852	—	180,852
Balance as of December 31, 2020	2,119,412	$2,000,412	$180,852	$2,083,973	$808	$2,084,781

The accompanying notes are an integral part of these consolidated financial statements.

Buzz Holdings L.P.

Consolidated Statements of Cash Flows

(in thousands)

	Successor	Predecessor
	Period from January 29, through December 31, 2020	Period from January 1, through January 28, 2020	Year Ended December 31, 2019	Year Ended December 31, 2018
Cash flows from operating activities:
Net (loss) earnings	$(110,186)	$(32,556)	$85,844	$(23,669)
Adjustments to reconcile net (loss) earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	91,767	408	6,734	5,957
Change in fair value of interest rate swap	1,586	—	—	—
Change in fair value of contingent consideration	27,800	—	—	—
Non-cash lease expense	(109)	(226)	952	—
Deferred income tax	(789)	26	201	(2,004)
Stock-based compensation expense	27,468	4,156	2,160	255
Net foreign exchange difference	6,945	(198)	600	716
Research and development tax credit	(1,211)	—	(2,374)	(1,353)
Other, net	3,604	31	201	(34)
Changes in assets and liabilities:
Accounts receivable	10,737	(17,599)	(5,971)	68
Other current assets	(46,949)	(2,175)	(21,144)	(23,697)
Accounts payable	2,970	12,984	(252)	1,131
Deferred revenue	22,169	289	1,360	9,958
Legal liabilities	(18,374)	(521)	(1,811)	75,987
Accrued expenses and other current liabilities	38,806	32,075	34,523	28,451
Other liabilities	27	—	369	—
Net cash provided by (used in) operating activities	56,261	(3,306)	101,392	71,766
Cash flows from investing activities:
Capital expenditures	(10,632)	(1,045)	(9,674)	(8,047)
Acquisition of business, net of cash acquired	(2,837,706)	—	—	—
Other, net	(2,313)	16	(1,722)	(347)
Net cash used in investing activities	(2,850,651)	(1,029)	(11,396)	(8,394)
Cash flows from financing activities:
Proceeds from repayments of loans to related companies	41,929	—	—	—
Debt issuance costs	(21,105)	—	—	—
Limited Partners’ interest	2,360,412	—	—	—
Proceeds from term loan	850,000	—	—	—
Repayment of term loan	(5,000)	—	—	—
Issuance of loans	—	—	(41,965)	—
Proceeds from issuance of shares	—	—	104	—
Dividends paid	(360,000)	—	(23,359)	(37,225)
Other, net	—	—	24	—
Net cash provided by (used in) financing activities	2,866,236	—	(65,196)	(37,225)
Effects of exchange rate changes on cash and cash equivalents	2,513	813	(640)	(351)
Net increase (decrease) in cash and cash equivalents and restricted cash	74,359	(3,522)	24,160	25,796
Cash and cash equivalents and restricted cash, beginning of the period	53,927	57,449	33,289	7,493
Cash and cash equivalents and restricted cash, end of the period	$128,286	$53,927	$57,449	$33,289
Less restricted cash	257	—	—	—
Cash and cash equivalents, end of the period	$128,029	$53,927	$57,449	$33,289

The accompanying notes are an integral part of these consolidated financial statements.

Buzz Holdings L.P.

Notes to the Consolidated Financial Statements

Note 1 - Organization and Basis of Presentation

Company Overview

Buzz Holdings L.P.’s main operations are providing online dating and social networking platforms through subscription and credit-based dating products servicing North America, Europe and various other countries around the world. Buzz Holdings L.P. provides these services through websites and applications that it owns and operates.

Buzz Holdings L.P., a Delaware limited partnership (the “Company”), was formed primarily as a vehicle to finance the acquisition (the “Sponsor Acquisition”) of a majority stake in Worldwide Vision Limited by a group of investment funds managed by The Blackstone Group Inc. (“Blackstone”). As Buzz Holdings L.P. did not have any previous operations, Worldwide Vision Limited, a Bermuda exempted limited company, is viewed as the predecessor to the Company and its consolidated subsidiaries. Accordingly, these consolidated financial statements include certain historical consolidated financial and other data for Worldwide Vision Limited for periods prior to the completion of the business combination. On January 29, 2020, Worldwide Vision Limited was merged via a solvent transfer of trade and assets into Buzz Merger Sub Limited, a subsidiary of the Company, which carries forward and continues to operate the Worldwide Vision Limited trade as of that date. As a result, on January 29, 2020, Worldwide Vision Limited ceased to exist and Buzz Merger Sub Limited was subsequently renamed Worldwide Vision Limited.

Bumble Inc. was incorporated in October 2020 for the purpose of facilitating an initial public offering and other related transactions in order to carry on Buzz Holding L.P.’s business. On February 16, 2021, Bumble Inc. completed its initial public offering (the “Offering”) of 57.5 million shares of Class A common stock at an offering price of $43 per share. Bumble Inc. received gross proceeds of approximately $2,473 million before deducting underwriting discounts, commissions and offering related transaction costs. The financial statements as of December 31, 2020, including per unit amounts, do not include the effects of the Offering, as it was completed subsequent to December 31, 2020. See Note 18, Subsequent Events.

Subsequent to the Offering, Bumble Inc. is a holding company and the principal asset is a controlling equity interest in Buzz Holdings L.P. As the general partner, Bumble Inc. operates and controls all of the business and affairs, and through Buzz Holdings L.P. and the subsidiaries, conducts the business.

Basis of Presentation and Consolidation

The Company prepares the consolidated financial statements in accordance with U.S. generally accepted accounting principles (“GAAP”). The consolidated financial statements include the financial statements of the Company, all entities that are wholly-owned by the Company and all entities in which the Company has a controlling financial interest. All intercompany transactions and balances have been eliminated.

As a result of the Sponsor Acquisition as further discussed in Note 5, Business Combination, periods prior to January 28, 2020 reflect the financial statements of Worldwide Vision Limited prior to the business combination (referred to herein as the “Predecessor”). Periods subsequent to January 28, 2020 reflect the financial statements of the Company after the business combination (referred to herein as the “Successor”). The Company’s assets and liabilities were adjusted to fair value on the closing date of the business combination. Due to the change in the basis of accounting, the consolidated financial statements for the Predecessor and the Successor are not necessarily comparable. Where applicable, a black line separates the Successor and Predecessor periods to highlight the lack of comparability.

The fiscal year end of the Company is December 31.

All references to the “Company”, “we”, “our” or “us” in this report are to Buzz Holdings L.P.

Note 2 - Summary of Selected Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make certain judgments, estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses. The Company’s significant estimates relate to income taxes, the fair value and useful lives of assets acquired and liabilities assumed in the Sponsor Acquisition, the recoverability of long-lived assets and goodwill, potential obligations associated with legal contingencies, the fair value of contingent consideration, the fair value of derivatives and stock-based compensation.

These estimates are based on management’s best estimates and judgment. Actual results may differ from these estimates. Estimates, judgments and assumptions are continuously evaluated and are based on management’s experience and other factors, including expectations of future events that are believed to be reasonable under the circumstances. Uncertainty about these assumptions, judgments and estimates could result in outcomes that require a material adjustment to the carrying amount of assets or liabilities affected in future periods.

Revenue Recognition

The Company recognizes revenue from services in accordance with Financial Accounting Standards Board (“FASB”) ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”). Under ASC 606, the Company recognizes revenue when or as the Company’s performance obligations are satisfied by transferring control of the promised services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those services. To determine revenue recognition for arrangements that an entity determines are within the scope of ASC 606, the Company performs the following five steps as prescribed by ASC 606:

(i)	identify the contract(s) with a customer;
(ii)	identify the performance obligations in the contract;
(iii)	determine the transaction price;
(iv)	allocate the transaction price to the performance obligations in the contract; and
(v)	recognize revenue when (or as) the entity satisfies performance obligations.

The Company only applies the five-step model to contracts when it is probable that it will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. At contract inception, once the contract is determined to be within the scope of ASC 606, the Company assesses the goods or services promised within each contract and determine those that are performance obligations and assess whether each promised good or service is distinct. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.

Revenue is primarily derived in the form of recurring subscriptions and in-app purchases. Subscription revenue is presented net of taxes, refunds and credit card chargebacks. This revenue is initially deferred and is recognized using the straight-line method over the term of the applicable subscription period. Revenue from lifetime subscriptions is deferred over the average estimated expected period of the subscriber relationship, which is currently estimated to be twelve months. Revenue from the purchase of in-app features is recognized based on usage. Unused in-app purchase fees expire and are recognized as revenue after six months. The Company also earns revenue from online advertising and partnerships. Online advertising revenue is recognized when an advertisement is displayed. Revenue from partnerships is recognized according to the contractual terms of the partnership.

As permitted under the practical expedient available under ASC 606, the Company does not disclose the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less, and (ii) contracts for which the Company recognizes revenue at the amount which it has the right to invoice for services performed.

During the period from January 29, 2020 to December 31, 2020, the period from January 1, 2020 to January 28, 2020 and the years ended December 31, 2019 and 2018, there were no customers representing greater than 10% of total revenue.

For the periods presented, revenue across apps was as follows (in thousands):

	Successor	Predecessor
	Period from January 29, through December 31, 2020	Period from January 1, through January 28, 2020	Year Ended December 31, 2019	Year Ended December 31, 2018
Bumble App	$337,237	$23,256	$275,545	$162,391
Badoo App and Other	204,955	16,734	213,395	197,714
Total Revenue	$542,192	$39,990	$488,940	$360,105

Assets Recognized from the Costs to Obtain a Contract with a Customer

The Company has determined that certain costs paid to third party aggregators, primarily mobile app store fees, meet the requirements to be capitalized as a cost of obtaining a contract. These costs are capitalized and amortized over the period of contract performance, typically over the term of the applicable subscription period.

Deferred Revenue

Deferred revenue consists of advance payments that are received or are contractually due in advance of the Company’s performance. The Company’s deferred revenue is reported on a contract by contract basis at the end of each reporting period. The Company classifies deferred revenue as current when the term of the applicable subscription period or expected completion of the performance obligation is one year or less. The deferred revenue balance is $31.3 million and $24.7 million at December 31, 2020 and December 31, 2019, respectively. During the period from January 29, 2020 to December 31, 2020, the period from January 1, 2020 to January 28, 2020 and the years ended December 31, 2019 and 2018, the Company recognized revenue of $9.6 million, $10.6 million $23.4 million and $13.4 million, respectively, that was included in the deferred revenue balance at the beginning of each period.

Accounts Receivable

Accounts receivable are recorded net of an allowance for credit losses, potential chargebacks and refunds issued to users. The amount of this allowance is primarily based upon historical experience and future economic expectations. The Company maintains an allowance for expected credit losses to provide for the estimated amount of accounts receivable that will not be collected. The Company determines if an allowance is needed by considering a number of factors, including the Company’s previous loss history, the length of time accounts receivable are past due, the specific customer’s ability to pay the obligation to the Company, reasonable and supportable forecasts of future economic conditions, and the current economic condition of the general economy. No allowance for credit losses was recorded as of December 31, 2020 and December 31, 2019, as all accounts receivable were considered collectible.

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to concentration of credit risk, consist primarily of cash and cash equivalents and accounts receivable. Cash and cash equivalents are principally maintained with major financial institutions, which management assesses to be of high credit quality, in order to limit exposure of investments. The Company has not experienced any losses on these deposits.

The Company’s accounts receivable balances are predominantly with third-party aggregators and these are subject to normal credit risks which management believes to be not significant. As of December 31, 2020, two third party aggregators accounted for approximately 56% and 14%, respectively, of the Company’s gross accounts receivable. As of December 31, 2019, three third party aggregators accounted for approximately 48%, 12% and 10% of the Company’s gross accounts receivable. As of December 31, 2018, two third party aggregators accounted for approximately 48% and 11% of the Company’s gross accounts receivable.

Advertising Costs

Advertising costs are expensed in the period in which the services are first delivered to the Company. Where media space is purchased in advance, expense is deferred until the advertising service has been received by the Company. Advertising costs represent online marketing, including fees paid to search engines and social media sites, brand marketing such as out of home and television advertising, field marketing and partner-related payments to those who direct traffic to the Company’s platforms. Advertising expense was $138.0 million, $9.8 million, $130.4 million and $84.9 million for the period from January 29, 2020 to December 31, 2020, for the period from January 1, 2020 to January 28, 2020, and for the years ended December 31, 2019 and 2018, respectively.

Income Taxes

The Company accounts for income taxes under the liability method, and deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying values of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. A valuation allowance is provided if it is determined that it is more likely than not that the deferred tax asset will not be realized. The Company records interest (and penalties where applicable), net of any applicable related income tax benefit, on potential income tax contingencies as a component of income tax provision.

The Company evaluates and accounts for uncertain tax positions using a two-step approach. Recognition (step one) occurs when the Company concludes that a tax position, based solely on its technical merits, is more-likely-than-not to be sustainable upon examination. Measurement (step two) determines the amount of benefit that is greater than 50% likely to be realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. Derecognition of a tax position that was previously recognized would occur when the Company subsequently determines that a tax position no longer meets the more likely-than-not threshold of being sustained.

Foreign Currencies

The Company’s consolidated financial statements are presented in U.S. dollars, which is the Company’s functional currency. The financial position and operating results of foreign entities whose primary economic environment is based on their local currency are consolidated using the local currency as the functional currency. These local currency assets and liabilities are translated into U.S. dollars at the rates of exchange as of the balance sheet date, and local currency revenue and expenses of these operations are translated at average rates of exchange during the period. Translation gains and losses are included in accumulated other comprehensive income as a component of shareholders’ equity. Transaction gains and losses resulting from assets and liabilities denominated in a currency other than the functional currency are included in “Other expense, net” in the accompanying consolidated statements of operations. For period from January 29, 2020 to December 31, 2020, the period from January 1, 2020 to January 28, 2020, and the years ended December 31, 2019 and 2018, a loss of $14.1 million, $0.6 million, $1.2 million, and $4.5 million was recorded, respectively.

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, cash on hand, cash in electronic money accounts and overnight deposits.

Long-lived Assets

Long-lived assets, which consist of property and equipment and right-of-use assets, are reviewed for impairment whenever events or circumstances indicate that the carrying value of an asset may not be recoverable. The carrying value of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. If the carrying value is deemed not to be recoverable, an impairment loss is recorded equal to the amount by which the carrying value of the long-lived asset exceeds its fair value. The remaining estimated useful lives of property and equipment and right-of-use assets are routinely reviewed and, if the estimate is revised, the remaining unamortized balance is amortized or depreciated over the revised estimated useful life.

Fair Value Measurements

The Company follows ASC 820, Fair Value Measurement, for financial assets and liabilities measured on a recurring basis. The Company uses the fair value hierarchy to categorize the financial instruments measured at fair value based on the available inputs to the valuation and the degree to which they are observable or not observable in the market.

The three levels of the fair value hierarchy are as follows:

•	Level 1—Quoted prices in active markets for identical assets or liabilities.

•	Level 2—Assets and liabilities valued based on observable market data for similar instruments, such as quoted prices for similar assets or liabilities.

•	Level 3—Unobservable inputs for which there is little or no market data and require the Company to develop its own assumptions, based on the best information available.

Leases

Company as a lessee

Under ASC 842, Leases, (“ASC 842”), the Company determines whether an arrangement is or contains a lease at contract inception. Right-of-use assets and lease liabilities, which are disclosed on the consolidated balance sheets, are recognized at the commencement date of the lease based on the present value of the lease payments over the lease term using the Company’s incremental borrowing rate on the lease commencement date. If the lease contains an option to extend the lease term, the renewal option is considered in the lease term if it is reasonably certain that the Company will exercise the option. Operating lease expense is recognized on a straight-line basis over the term of the lease. Short-term leases, defined as leases with an initial term of twelve months or less, are not recorded on the consolidated balance sheets.

Company as a lessor

Amounts due from lessees under finance leases are recorded as receivables at the amount of the Company’s lease receivable. Finance lease income is allocated to accounting periods so as to reflect a constant periodic rate of return on the Company’s lease receivable. Rental income from operating leases is recognized on a straight-line basis over the term of the lease.

Business Combination

The purchase price of the Sponsor Acquisition is allocated to the assets acquired and liabilities assumed based on their fair values at the date of acquisition, including identifiable intangible assets. Any excess of the amount paid over the estimated fair values of the identifiable net assets acquired is allocated to goodwill. These fair value determinations require judgment and involve the use of significant estimates and assumptions, including assumptions with respect to future cash inflows and outflows, discount rates, asset lives and market multiples, among other items.

In connection with the Sponsor Acquisition, the Company entered into a contingent earn-out arrangement that was determined to be part of the purchase consideration. The Company classified the arrangement as a liability at the time of the Sponsor Acquisition, as it will be settled in cash, and reflected the change in the liability at its current fair value for each subsequent reporting period thereafter until settled. The changes in the remeasured fair value of the contingent earn-out liability during each reporting period is recognized in “General and administrative expense” in the accompanying consolidated statements of operations. See Note 5, Business Combination, for additional information.

Property and Equipment, net

Property and equipment, net is stated at cost less accumulated depreciation and accumulated impairment, if any. Cost of maintenance and repairs that do not improve or extend the lives of the respective assets are expensed as incurred.

Depreciation is calculated on a straight-line basis over the estimated useful lives of the assets, as follows:

Leasehold improvements	—	5 years or remaining lease term
Furniture and fixtures	—	4 years
Computer equipment	—	3 years

The Company incurs costs to develop software to be used solely to meet internal needs and applications used to deliver its services. These software development costs meet the criteria for capitalization once the preliminary project stage is complete and it is probable that the project will be completed, and the software will be used to perform the function intended. Development costs that meet the criteria for capitalization were not material to date.

Goodwill and Intangible Assets, net

Intangible assets are stated at cost less accumulated amortization and accumulated impairment, if any. Amortization is calculated on a straight-line basis over the estimated useful lives of the definite-lived intangible assets, as follows:

User base	—	2.5 years
White label contracts	—	8 years
Trademark	—	10 years
Domain	—	3 years
Developed technology	—	5 years

Brand names are indefinite-lived intangible assets and not amortized.

Intangible assets with definite lives are reviewed for impairment whenever events or circumstances indicate that the carrying value of an asset may not be recoverable. The carrying value of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. If the carrying value is deemed not to be recoverable, an impairment loss is recorded equal to the amount by which the carrying value of the long-lived asset exceeds its fair value. The remaining estimated useful lives of definite-lived intangible assets are routinely reviewed and, if the estimate is revised, the remaining unamortized balance is amortized over the revised estimated useful life.

The Company assesses goodwill on the one reporting unit and indefinite-lived intangible assets for impairment annually as of October, 1, or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit or the fair value of an indefinite-lived intangible asset below its carrying value.

When the Company elects to perform a qualitative assessment and concludes it is not more likely than not that the fair value of the reporting unit is less than its carrying value, no further assessment of that reporting unit’s goodwill is necessary; otherwise, a quantitative assessment is performed and the fair value of the reporting unit is determined. If the carrying value of the reporting unit exceeds its fair value an impairment loss equal to the excess is recorded.

Derivatives

The Company uses interest rate derivative instruments to manage the risk related to fluctuating cash flows from interest rate changes on the debt. These instruments are not designated as hedges for accounting purposes and are recorded in “Other liabilities,” with changes in fair value recognized in “Other expense, net.”

Stock-Based Compensation

Stock-based compensation expense is recognized over the requisite service period for Time-Vesting Awards and, for Exit-Vesting Awards, beginning when the performance condition is probable of achievement. The compensation expense of the Company’s stock-based compensation programs subsequent to the Sponsor Acquisition is calculated by estimating the fair value of the awards on the date of grant. The Company determines the grant date fair value using a Monte Carlo model. As the Company’s equity is not publicly traded, there is no history of market prices for the Company’s equity. Thus, estimating grant date fair value requires the Company to make assumptions, including the value of the Company’s equity, expected time to liquidity, and expected volatility.

See Note 13, Stock-based Compensation, for a discussion of the Company’s stock-based compensation plans.

Earnings (Loss) per Unit

Basic earnings (loss) per unit is computed by dividing net earnings (loss) attributable to the Company by the weighted average number of common units outstanding during the period. Diluted earnings (loss) per unit is computed by dividing net earnings (loss) attributable to the Company by the weighted-average units outstanding during the period after adjusting for the impact of securities that would have a dilutive effect on earnings (loss) per unit.

All net earnings (loss) for the Predecessor period from January 1, 2020 to January 28, 2020 and for the years ended December 31, 2019 and 2018 were entirely allocable to Predecessor shareholders and non-controlling interest. Additionally, due to the impact of the Sponsor Acquisition, the Company’s capital structure for the Predecessor and Successor periods is not comparable. As a result, the presentation of earnings (loss) per share for the periods prior to such transaction is not meaningful and only earnings (loss) per unit for periods subsequent to the Sponsor Acquisition are presented herein.

See Note 12, Loss per Unit, for additional information on dilutive securities.

Recently Adopted Accounting Pronouncements

In January 2017, the FASB issued Accounting Standards Update (“ASU”) No. 2017-04 Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The guidance simplifies the measurement of goodwill impairment by removing step 2 of the goodwill impairment test, which requires the calculation of the implied fair value of goodwill by assigning the fair value of a reporting unit to all of its individual assets and liabilities. The new guidance requires goodwill impairment to be measured as the amount by which a reporting unit's carrying value exceeds its fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. The Company adopted ASU 2017-04 on January 1, 2020 on a prospective basis. The adoption of ASU 2017-04 did not have a material impact on the Company's consolidated financial statements.

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which simplifies the accounting for income taxes, eliminates certain exceptions within ASC 740, Income Taxes, and clarifies certain aspects of the current guidance to promote consistency among reporting entities. The provisions of ASU No. 2019-12 are effective for reporting periods beginning after December 15, 2020 with early adoption permitted. Most amendments within ASU No. 2019-12 are required to be applied on a prospective basis, while certain amendments must be applied on a retrospective or modified retrospective basis. The Predecessor early adopted ASU No. 2019-12 effective January 1, 2020 on a modified retrospective basis for those amendments that are not applied on a prospective basis. The adoption of ASU No. 2019-12 did not have a material impact on the Company’s consolidated financial statements.

On January 1, 2019, the Company adopted ASU No. 2016-02, Leases (Topic 842), using the modified retrospective transition approach by applying the new standard to all leases existing at the date of initial application. The new standard provides a number of optional practical expedients in transition. The Company elected the “package of practical expedients,” which permits the Company not to reassess under the new standard the prior conclusions about lease identification, lease classification and initial direct costs. Results and disclosure requirements for reporting periods beginning after January 1, 2019 are presented under ASC 842, while prior period amounts have not been adjusted and continue to be reported in accordance with historical accounting under ASC 840.

The adoption of ASC 842 resulted in the recognition of right-of-use assets and related lease liabilities of $17.3 million and $16.2 million, respectively as of January 1, 2019.

See Note 3, Leases, for additional information on the adoption of ASC 842.

On January 1, 2019, the Company adopted ASU No. 2018-07, Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. ASU 2018-07 aligns the accounting for share-based payment awards issued to employees and non-employees. The adoption did not have a material impact on the consolidated financial statements.

On January 1, 2019, the Company early adopted ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326), which requires the measurement and recognition of expected credit losses for financial assets not held at fair value. ASU 2016-13 replaces the previous incurred loss impairment model with a forward-looking expected credit loss model. The adoption did not materially affect the Company’s consolidated financial statements.

Recently Issued Pronouncements Not Yet Adopted

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. This guidance is optional for a limited period of time through December 31, 2022. The Company is evaluating the impact of the ASU as it relates to arrangements that reference LIBOR.

In August 2020, FASB issued ASU No. 2020-06, Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. Under ASU No. 2020-06, the embedded conversion features are no longer separated from the host contract for convertible instruments with conversion features that are not required to be accounted for as derivatives under Topic 815, or that do not result in substantial premiums accounted for as paid-in capital. Consequently, a convertible debt instrument will be accounted for as a single liability measured at its amortized cost, as long as no other features require bifurcation and recognition as derivatives. The new guidance also requires the if-converted method to be applied for all convertible instruments. ASU No. 2020-06 is effective for fiscal years beginning after December 15, 2021, with early adoption permitted. Adoption of the standard requires using either a modified retrospective or a full retrospective approach. The Company has not yet adopted this standard and are currently evaluating its impact on the consolidated financial statements, including accounting policies, processes, and systems.

In October 2020, the FASB issued ASU 2020-10, Codification Improvements, which updates various codification topics by clarifying or improving disclosure requirements to align with the SEC’s regulations. This ASU is effective for annual periods beginning after December 15, 2021. The amendments in this update do not change GAAP, and adoption of this update is not expected to have a material effect on the Company’s consolidated financial statements.

Note 3 - Leases

Company as a lessee

The Company has operating leases for various properties. Lease terms are negotiated on an individual basis and contain a wide range of different terms and conditions. Leases of properties generally have lease terms between one and five years.

There were no leases with residual value guarantees or leases not yet commenced to which the Company is committed. The Company combines the lease and non-lease components of lease payments in determining right-of-use assets and related lease liabilities. As permitted under ASC 842, leases with an initial term of twelve-months or less that do not include an option to purchase the underlying asset are not recorded on the consolidated balance sheets and are expensed on a straight-line basis over the lease term. Leases meeting this criteria resulted in expenses of $0.3 million, $0.0 million, and $0.5 million for the period from January 29, 2020 to December 31, 2020, the period from January 1, 2020 to January 28, 2020 and the year ended December 31, 2019, respectively.

Operating lease expense for the year ended December 31, 2018 was $5.9 million.

Components of lease cost are as follows (in thousands):

	Successor	Predecessor
Lease cost	Period from January 29, through December 31, 2020	Period from January 1, through January 28, 2020	Year Ended December 31, 2019
Operating lease cost	$4,165	$410	$5,704
Expense relating to short-term leases	331	36	467
Income from subleasing right-of-use assets	(502)	(46)	(559)
Total lease cost	$3,994	$400	$5,612

Supplemental cash flow information related to leases is as follows (in thousands):

	Successor	Predecessor
	Period from January 29, through December 31, 2020	Period from January 1, through January 28, 2020	Year Ended December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities	$5,886	$633	$4,753
Right-of-use assets obtained in exchange for lease liabilities	146	—	2,960

Supplemental balance sheet information related to leases is as follows (in thousands, except lease term and discount rate):

	Successor	Predecessor
	December 31,	December 31,
	2020	2019
Assets:
Right-of-use assets	$11,711	$16,291
Liabilities:
Accrued expenses and other current liabilities	$4,933	$6,224
Other liabilities	5,831	9,797
Total operating lease liabilities	$10,764	$16,021
Weighted average remaining operating lease term (years)	2.9	3.6
Weighted average operating lease discount rate	6.5%	6.7%

The Company uses its incremental borrowing rate as the discount rate. As the Company enters into operating leases in multiple jurisdictions and denominated in currencies other than the U.S. dollar, judgment is used to determine the Company’s incremental borrowing rate including (1) conversion of the subordinated borrowing rate (using published yield curves) to an unsubordinated and collateralized rate, (2) adjusting the rate to align with the term of each lease, and (3) adjusting the rate to incorporate the effects of the currency in which the lease is denominated.

Maturities on lease liabilities as of December 31, 2020, are as follows (in thousands):

Years Ended December 31,
2021	$5,132
2022	3,348
2023	3,340
2024	—
2025	—
Thereafter	—
Total lease payments	11,820
Less: imputed interest	(1,056)
Total lease liabilities	$10,764

Company as a lessor

The Company leases a property which it acquired in 2019. The Company has classified the lease as a finance lease as it is reasonably certain that the lessee will exercise its option to purchase the property at the end of the lease. The lease receivable was recognized during the year ended December 31, 2019 at a loss of $0.3 million.

The following table sets out a maturity analysis of lease receivables, showing the undiscounted lease payments to be received after the reporting date (in thousands):

Years Ended December 31,
2021	$44
2022	44
2023	44
2024	1,196
2025	—
Thereafter	—
Total undiscounted lease payment receivable	1,328
Less: Unearned interest income	(259)
Total lease receivable	$1,069

Sublease considerations

The Company is also a sublessor on two operating leases that expire through 2023. The Company recorded $0.5 million, $0.0 million and $0.6 million in sublease income during the period ended January 29, 2020 to December 31, 2020, the period from January 1, 2020 to January 28, 2020 and during the year ended December 31, 2019 as part of total lease cost.

Note 4 - Income Taxes

Buzz Holdings L.P. is treated as a partnership for U.S. federal and most applicable state and local income tax purposes. As a partnership, the Company is not a tax-paying entity for U.S. federal income tax purposes. Similarly, the Company is not subject to income tax in most states, with some exceptions. A provision for these taxes has been recorded in state income tax accordingly. The Company also operates in multiple foreign jurisdictions and has foreign income tax obligations due to its worldwide footprint.

U.S. and foreign (loss) earnings before income taxes and noncontrolling interests are as follows (in thousands):

	Successor	Predecessor
	Period from January 29, through December 31, 2020	Period from January 1, through January 28, 2020	Year Ended December 31, 2019	Year Ended December 31, 2018
U.S.	$(41,703)	$(168)	$1,607	$1,082
Foreign	(60,357)	(32,023)	90,375	(21,720)
Total	$(102,060)	$(32,191)	$91,982	$(20,638)

The components of the income tax provision are as follows (in thousands):

	Successor	Predecessor
	Period from January 29, through December 31, 2020	Period from January 1, through January 28, 2020	Year Ended December 31, 2019	Year Ended December 31, 2018
Current income tax provision:
Federal	$—	$—	$309	$407
State	162	—	152	—
Foreign	8,753	452	5,476	4,628
Current income tax provision	$8,915	$452	5,937	5,035
Deferred income tax provision:
Federal	$(100)	$—	$183	$211
State	(91)	—	—	—
Foreign	(598)	(87)	18	(2,215)
Deferred income tax provision	(789)	(87)	201	(2,004)
Income tax provision	$8,126	$365	$6,138	$3,031

The tax effects of cumulative temporary differences that give rise to significant deferred tax assets and deferred tax liabilities are presented below (in thousands):

	Successor	Predecessor
	December 31,	December 31,
	2020	2019
Deferred tax assets:
Depreciation and amortization	$—	$7,173
Net operating loss	8,373	10,974
Litigation reserve	—	—
Other	4,553	—
Total deferred tax assets	12,926	18,147
Less: Valuation allowance	(8)	(10,974)
Deferred tax assets, net of valuation allowance	$12,918	$7,173
Deferred tax liabilities:
Depreciation and amortization	$(441,005)	$(118)
Total deferred tax liabilities	(441,005)	(118)
Deferred tax (liabilities) assets, net	$(428,087)	$7,055

As of December 31, 2020, 2019, and 2018, the Company had foreign net operating losses (“NOLs”) of $43.6 million, $66.3 million, and $8.3 million, respectively. The NOLs can be carried forward indefinitely.

The Company assesses the realizability of deferred tax assets based on all available evidence including, to the extent applicable, the nature, frequency and severity of prior cumulative losses, forecasts of future taxable income, available tax planning strategies and historical experience. As of December 31, 2020 and December 31, 2019, the Company had a valuation allowance of $0.0 million and $11.0 million, respectively, related to the portion of gross deferred tax assets for which it is more likely than not that the tax benefit will not be realized. The December 31, 2019 valuation allowance was released primarily as a result of anticipated future reversals of taxable temporary differences, which were recorded in purchase accounting.

The Company’s primary taxpayer is domiciled in Malta. As such, the statutory rate is the Malta corporate tax rate of 35%. A reconciliation of the income tax provision to the amounts computed by applying the statutory federal income tax rate to earnings before income taxes is shown as follows (in thousands):

	Successor	Predecessor
	Period from January 29, through December 31, 2020	Period from January 1, through January 28, 2020	Year Ended December 31, 2019	Year Ended December 31, 2018
Income tax provision at the Malta statutory rate of 35%	35%	35%	35%	35%
Nondeductible expenses	(77)%	(39)%	8%	(52)%
Nontaxable income	1%	(1)%	(3)%	35%
Tax rebate	28%	0%	(32)%	82%
Tax rate differential	25%	4%	(3)%	(68)%
Valuation allowance	0%	0%	0%	(53)%
Tax rate change	(22)%	0%	0%	0%
Other	2%	0%	2%	6%
Income tax provision	(8)%	(1)%	7%	(15)%

The Company has no uncertain tax positions as of December 31, 2020 and December 31, 2019. No interest or penalties were recognized in the consolidated statements of operations or consolidated balance sheets.

The Company is not currently under audit in the area of income tax in any jurisdiction. The audit statute is generally open for years beginning after 2017 for U.S. federal and state jurisdictions and 2015 for foreign jurisdictions.

Note 5 - Business Combination

On January 29, 2020, the Company, and the wholly owned indirect subsidiary, Buzz Merger Sub Limited, executed an Agreement and Plan of Merger (the “Merger Agreement”) with Worldwide Vision Limited whereby the Company agreed to purchase all of the outstanding equity interest of Worldwide Vision Limited, for a purchase price of approximately $2.9 billion, as detailed below. The Sponsor Acquisition is accounted for using the acquisition method of accounting which requires that the assets acquired and liabilities assumed be recognized at their estimated fair values as of the acquisition date (based on Level 3 measurements). The contingent earn-out liability is discussed in Note 9, Fair Value Measurements.

The following tables summarize the purchase consideration and the purchase price allocation to estimated fair values of the identifiable assets acquired and liabilities assumed (in thousands):

Cash paid to former owners of Worldwide Vision Limited	$2,239,827
Issued ownership interest in the Company	349,992
Cash paid to related party	125,000
Settlement of amounts owed to Worldwide Vision Limited by former owners	42,075
Buyout of minority shareholders of a subsidiary	44,750
Consideration related to holdback settlement	36,418
Fair value of contingent earn-out liability	12,900
Total purchase consideration	$2,850,962

Purchase price allocation	$2,850,962
Less fair value of net assets acquired:
Cash and cash equivalents	53,927
Other current assets	127,464
Property and equipment	14,241
Intangible assets	1,785,000
Other noncurrent assets	17,826
Deferred revenue	(9,600)
Other current liabilities	(143,293)
Deferred income taxes	(398,688)
Other long-term liabilities	(51,878)
Net assets acquired	1,394,999
Goodwill	$1,455,963

Goodwill is primarily attributable to assembled workforce, expected synergies and other factors. Goodwill is not expected to be deductible for income tax purposes.

The fair values of the identifiable intangible assets acquired at the date of Sponsor Acquisition are as follows (in thousands):

	Acquisition Date Fair Value	Weighted- Average Useful Life (Years)
Brands	$1,430,000	Indefinite
Developed technology	220,000	5
User base	105,000	2.5
White label contracts	30,000	8
Total identifiable intangible assets acquired	$1,785,000

The Company has white label contracts, whereby the Company’s platform technology is licensed to other dating apps and websites. These contracts provide on-going revenue and value to the Company.

The fair values of brands and developed technology were determined using relief of royalty methodology. The fair values of user base and white label contracts were determined using excess earnings methodology. The valuations of intangible assets incorporate significant unobservable inputs and require significant judgment and estimates, including the amount and timing of future cash flows.

The Company recognized approximately $48.2 million of transaction costs in the period from January 29, 2020 to December 31, 2020. Transaction costs incurred by the Predecessor associated with the Sponsor Acquisition were approximately $40.3 million and were included as an assumed liability by the Company at closing. These costs are recorded in “General and administrative expense” in the Successor and Predecessor consolidated statements of operations.

The following pro forma financial information is based on the historical financial statements of the Company and presents the Company’s results as if the business combination had occurred as of January 1, 2019 (in thousands):

	Unaudited Pro Forma Year Ended
	December 31, 2020	December 31, 2019
Revenue	$578,322	$477,363
Net loss	(71,891)	(98,175)

The pro forma financial information is not indicative of the results of operations that the Company would have attained had the business combination occurred as of January 1, 2020, nor is the pro forma financial information indicative of the results of operations that may occur in the future.

The unaudited pro forma information includes adjustments to reflect the $40.3 million of Predecessor transaction costs and the $48.2 million of Successor transaction costs as if they were incurred in the year ended December 31, 2019. It also reflects additional interest expense, including amortization of financing fees, associated with the debt raised to fund the business combination, and the additional amortization of intangibles associated with the business combination.

Concurrent with and related to the Sponsor Acquisition, the Company sold an app that it did not intend to continue operating to one of the sellers for an amount of $25.2 million, which reduced the purchase price disclosed above by the same amount.

Note 6 - Property and Equipment, net

A summary of the Company’s property and equipment, net is as follows (in thousands):

	Successor	Predecessor
	December 31, 2020	December 31, 2019
Computer equipment	$18,423	$24,113
Leasehold improvements	5,318	9,891
Furniture and fixtures	861	2,148
Total property and equipment, gross	24,602	36,152
Accumulated depreciation	(7,769)	(22,119)
Total property and equipment, net	$16,833	$14,033

Depreciation expense related to property and equipment, net for the period from January 29, 2020 to December 31, 2020, the period from January 1, 2020 to January 28, 2020 and for the years ended December 31, 2019 and 2018 was $7.4 million, $0.4 million, $6.7 million and $5.9 million, respectively. For the year ended December 31, 2019, $20.8 million of fully depreciated computer equipment was written off.

Note 7 - Goodwill and Intangible Assets, net

Goodwill

The changes in the carrying amount of goodwill for the periods presented is as follows:

Balance as of December 31, 2019	$—
Goodwill recognized in connection with the Sponsor Acquisition on January 29, 2020	1,455,963
Foreign currency translation adjustment	84,952
Balance as of December 31, 2020	$1,540,915

Intangible Assets, net

A summary of the Company’s intangible assets, net is as follows (in thousands):

	Successor
	December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted- Average Remaining Useful Life (Years)
Brands	$1,511,269	$—	$1,511,269	Indefinite
Developed technology	244,813	(44,884)	199,929	4.1
User base	112,695	(41,322)	71,373	1.6
White label contracts	33,384	(3,826)	29,558	7.1
Other	352	(71)	281	4.0
Total intangible assets, net	$1,902,513	$(90,103)	$1,812,410

	Predecessor
	December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted- Average Remaining Useful Life (Years)
Trademarks	$1,416	$(203)	$1,213	8.8
Domain name	143	(115)	28	1.2
Total intangible assets, net	$1,559	$(318)	$1,241

Amortization expense related to intangible assets, net for the period from January 29, 2020 to December 31, 2020, the period from January 1, 2020 to January 28, 2020 and for the years ended December 31, 2019 and 2018 was $84.4 million, $0.0 million, $0.1 million and $0.1 million, respectively.

As of December 31, 2020, amortization of intangible assets with definite lives is estimated to be as follows (in thousands):

2021	$98,284
2022	79,501
2023	53,205
2024	53,205
2025 and thereafter	16,946
Total	$301,141

Note 8 - Other Financial Data

Consolidated Balance Sheets Information

Other current assets are comprised of the following balances (in thousands):

	Successor	Predecessor
	December 31, 2020	December 31, 2019
Capitalized aggregator fees	$5,533	$4,726
Prepayments	6,435	3,336
Income tax receivable	59,364	23,641
Capitalized IPO costs	3,033	—
Other receivables	7,022	4,403
Total other current assets	$81,387	$36,106

Accrued expenses and other current liabilities are comprised of the following balances (in thousands):

	Successor	Predecessor
	December 31, 2020	December 31, 2019
Legal liabilities	$55,144	$25,099
Accrued expenses	36,184	22,540
Lease liabilities	4,933	6,224
Income tax payable	71,324	25,543
Other payables	13,401	9,243
Total accrued expenses and other current liabilities	$180,986	$88,649

Other non-current liabilities are comprised of the following balances (in thousands):

	Successor	Predecessor
	December 31, 2020	December 31, 2019
Legal liabilities	$—	$48,800
Lease liabilities	5,831	9,797
Contingent earn-out liability	40,700	—
Stock-based compensation liabilities	13,765	—
Other liabilities	1,894	555
Total other liabilities	$62,190	$59,152

Consolidated Statement of Cash Flows Information

Supplemental cash flow information is as follows (in thousands):

	Successor	Predecessor
	Period from January 29, through December 31, 2020	Period from January 1, through January 28, 2020	Year Ended December 31, 2019	Year Ended December 31, 2018
Taxes paid	$42	$—	$(3,996)	$(2,178)
Interest paid	19,862	—	—	—

Note 9 - Fair Value Measurements

The following tables present the Company’s financial instruments that are measured at fair value on a recurring basis (in thousands):

	Successor
	December 31, 2020
	Level 1	Level 2	Level 3	Total Fair Value Measurements
Assets:
Cash and cash equivalents	$128,029	$—	$—	$128,029
Deposits on credit card	257	—	—	257
Equity investments	—	—	1,458	1,458
	$128,286	$—	$1,458	$129,744
Liabilities:
Contingent earn-out liability	$—	$—	$40,700	$40,700
Derivative liability	—	1,586	—	1,586
	$—	$1,586	$40,700	$42,286

	Predecessor
	December 31, 2019
	Level 1	Level 2	Level 3	Total Fair Value Measurements
Assets:
Cash and cash equivalents	$57,449	$—	$—	$57,449
Equity investments	—	—	835	835
	$57,449	$—	$835	$58,284

There were no transfers between levels between December 31, 2019 and December 31, 2020.

The carrying value of Accounts receivable, Accounts payable, Income tax payable, Accrued expenses and Other payables approximate their fair values due to the short-term maturities of these instruments.

The Company’s contingent earn-out liability that is measured at fair value on a recurring basis using significant unobservable inputs (Level 3) totaled $40.7 million as of December 31, 2020 and $12.9 million as of January 29, 2020, with the total fair value movement of $27.8 million included in “General and administrative expense.”

Contingent Consideration Arrangement

As of December 31, 2020, there is a contingent consideration arrangement, consisting of an earn-out payment to former shareholders of Worldwide Vision Limited of up to $150 million. The Company determined the fair value of the contingent earn-out liability by using a probability-weighted analysis to determine the amount of the liabilities, and, if the arrangement is long-term in nature, applying a discount rate that captures the risks associated with the obligation. The number of scenarios in the probability-weighted analyses vary; generally, more scenarios are prepared for longer duration and more complex arrangements. As of December 31, 2020, the fair value of the contingent earn-out liability reflects a risk-free rate of 0.3%. As of December 31, 2019, there were no contingent consideration arrangements.

The fair value of the contingent earn-out liability is sensitive to changes in the forecasts of earnings and/or the relevant operating metrics and changes in discount rates. The Company remeasures the fair value of the contingent earn-out liability each reporting period, and changes are recognized in “General and administrative expense” in the accompanying consolidated statements of operations. The contingent earn-out liability as of December 31, 2020 is included in “Other liabilities” in the accompanying consolidated balance sheets.

Note 10 - Debt

Total debt is comprised of the following (in thousands):

Successor
December 31, 2020
Term Loan due January 29, 2027	$845,000
Less: unamortized debt issuance costs	18,786
Less: current portion of debt, net	5,338
Total long-term debt, net	$820,876

Credit Agreements

On January 29, 2020, the Company and the wholly-owned subsidiaries, Buzz Bidco LLC, Buzz Merger Sub Limited, and Buzz Finco LLC (collectively, the “Borrowers”) entered into a credit agreement (the “Original Credit Agreement”). The Original Credit Agreement permitted the Company to borrow up to $625.0 million through a seven-year $575.0 million term loan (“Original Term Loan”), as well as a five-year revolving credit facility of $50.0 million and $25.0 million available through letters of credit. In connection with the Original Credit Agreement, the Company incurred and paid debt issuance costs of $16.3 million during the year ended December 31, 2020.

On October 19, 2020, the Company amended the Original Credit Agreement and entered into the First Amendment to the Credit Agreement (the “Amended Credit Agreement”), which provides for incremental borrowing of an aggregate principal amount of $275.0 million (the “Additional Term Loan”, collectively with the Original Term Loan, the “Term Loans”). The terms of the Amended Credit Agreement were unchanged from the Original Credit Agreement, and the sole purpose of the Amendment was to increase the principal available to the Company. In connection with the Amended Credit Agreement, the Company incurred and paid debt issuance costs of $4.8 million during the year ended December 31, 2020.

Based on the calculation of the applicable consolidated total leverage ratio, the applicable margin for borrowings under the revolving credit facility is between 1.25% to 1.75% with respect to base rate borrowings and between 2.25% and 2.75% with respect to LIBOR rate borrowings under the Term Loans, in addition to a base rate. The interest rates in effect for the Original Term Loan and the Additional Term Loan as of December 31, 2020 were 2.95% and 3.75%, respectively. The Term Loans will mature on January 29, 2027 and principal amounts outstanding under the revolving credit facility will be due and payable in full at maturity on January 29, 2025. As of December 31, 2020, and at all times during the period, the Company was in compliance with the financial debt covenants.

As the loans are issued with a floating rate of interest, the Company believes that the fair value of the obligations is approximated by the principal amount of the loans as of December 31, 2020. The carrying value of the Term Loans includes the outstanding principal amount, less unamortized debt issuance costs. Therefore, the Company assumes the carrying value of the debt, before any transaction costs, would closely approximate the fair value of the loan obligation with the assumptions above.

Future maturities of long-term debt as of December 31, 2020, were as follows (in thousands):

2021	$8,500
2022	8,500
2023	8,500
2024	8,500
2025 and thereafter	811,000
Total	$845,000

There was no outstanding debt as of December 31, 2019.

Note 11 – Shareholders’ Equity

In connection with the IPO in February 2021, the Company's limited partnership agreement was amended and restated to, among other things, modify the capital structure by reclassifying the interests held by the Pre-IPO Common Unitholders and the Continuing Incentive Unitholders, resulting in Common Units and Incentive Units, respectively. In addition, Class B Units that are not reclassified into Incentive Units will be directly or indirectly exchanged for shares of Class A common stock in Bumble Inc. Refer to Note 18, Subsequent Events.

Limited Partner’s Interest

On January 29, 2020, the Company, and the wholly owned indirect subsidiary, Buzz Merger Sub Limited, executed the Merger Agreement with Worldwide Vision Limited whereby the Company agreed to purchase all of the outstanding equity interest of Worldwide Vision Limited (see Note 5, Business Combination). In conjunction with the Sponsor Acquisition, the equity that was in existence in the Predecessor periods was settled and no longer outstanding subsequent to January 29, 2020.

Limited Partners' Interest is inclusive of Capital Contribution from the Parent, Additional Paid-in Capital, and Retained Earnings. The capital structure of the Company consists of two different class of limited partnership interests, Class A units and Class B units. As of December 31, 2020 2,453,784,599 units of Class A and 153,273,895 units of Class B were outstanding.

Noncontrolling Interests

The Company’s noncontrolling interests represent a reserve for minority interests’ share of accumulated profits and losses of Huggle App (UK) Limited and Lumen App Limited and pre Sponsor Acquisition, Bumble Holding Limited and its subsidiaries.

Distributions

The following table summarizes the Company’s distributions for the period from January 29, 2020 to December 31, 2020 (in thousands except per unit data):

Successor
Period from January 29, through December 31, 2020
Cash dividend on limited partner units declared and paid	$360,000
Dividends per unit	0.15

The Company declared a dividend of $360.0 million to the pre-IPO owners, of which approximately $334.3 million was paid by the Company on October 28, 2020 and $25.6 million of which was used by Whitney Wolfe Herd to partially repay the loan to Founder, and to pay related fees and expenses in connection therewith. The dividend that was paid on October 28, 2020 and the Founder Loan repayment is accounted for as an increase to Limited Partners’ Interest.

During the years ended December 31, 2019 and December 31, 2018, the Company paid dividends of $5.4 million and $5.7 million, respectively to the unitholders and shareholders, respectively that are outside the Company. No dividends were paid in the period from January 1, 2020 to January 28, 2020.

No dividends were outstanding at December 31, 2020, 2019 and 2018.

Note 12 – Loss per Unit

Due to the impact of the Sponsor Acquisition, the Company’s capital structure for the Predecessor and Successor periods is not comparable. As a result, the presentation of earnings (loss) per share for the periods prior to such transaction is not meaningful and only loss per unit for periods subsequent to the Sponsor Acquisition are presented herein.

The following table sets forth the computation of the Company’s basic and diluted net loss per unit:

	Successor
	Period from January 29 through December 31, 2020
Numerator:	Basic	Diluted
Net loss	$(110,186)	$(110,186)
Net loss attributable to noncontrolling interests	808	808
Net loss attributable to Buzz Holdings L.P. owners	$(110,994)	$(110,994)
Denominator:
Weighted average units outstanding	2,453,948	2,453,948
Dilutive securities	—	—
Denominator for loss per share-weighted average units	2,453,948	2,453,948
Loss per unit	$(0.05)	$(0.05)

Note 13 - Stock-based Compensation

Total stock-based compensation cost was as follows:

	Successor	Predecessor
(in thousands)	Period from January 29, through December 31, 2020	Period from January 1, through January 28, 2020	Year Ended December 31, 2019	Year Ended December 31, 2018
Cost of revenue	$615	$—	$—	$—
Selling and marketing expense	2,055	75	421	—
General and administrative expense	17,318	3,997	1,229	148
Product development expense	7,480	84	510	107
Total stock-based compensation expense	$27,468	$4,156	$2,160	$255

Predecessor Plans

For the years ended December 31, 2019 and 2018

Prior to the Sponsor Acquisition, the Predecessor operated a share option plan and a growth share plan, and Bumble Holding Limited, a subsidiary of the Predecessor, had issued phantom stock. The growth share plan and phantom share plans did not have material activity in the year ended December 31, 2019 or 2018.

The Predecessor operated a share option plan which permits the granting of share options to eligible employees, including key management personnel and consultants. Share options generally vest over four years (“Time-Vesting Options”) or vest upon the achievement of certain performance conditions (“Performance-Vesting Options”) and have an exercise period generally ranging from five to ten years. Compensation expense related to Performance-Vesting Options is recognized to the extent that the performance conditions, such as revenue growth, are probable of being achieved. As of December 31, 2019, the performance conditions were considered probable of being achieved. The fair value of each option is estimated on the date of grant using a Monte Carlo model.

The weighted-average assumptions the Predecessor used in the Monte Carlo model for 2019 are as follows (there were no share options granted during 2018):

Dividend yield (%)	2
Expected volatility (%)	45
Risk-free interest rate (%)	1.9
Expected life of options (years)	2-10
Weighted average share price ($)	20.62

A summary of option activity is as follows (there were no share options granted during 2018):

	Share Options	Weighted- average Exercise Price	Weighted- average Remaining Contractual Term
Outstanding as of January 1, 2019	525,415	$10.00	7.0
Granted	1,950,000	$20.00
Exercised	(41,655)	$2.49
Forfeited	—	—
Outstanding as of December 31, 2019	2,433,750	$18.14	8.8
Options exercisable	671,250	$14.00	7.4

The weighted-average grant-date fair value of options granted in the year ended December 31, 2019 was $5.30, and the total intrinsic value of options exercised during the year ended December 31, 2019 was $0.8 million. $0.1 million of cash was received from the exercise of share options during the year ended December 31, 2019, and the total income tax benefit recognized in the statements of operations for share options was $0.2 million. The tax benefit from share options exercised was $0.0 million.

The Company operates a growth share plan which permits the granting of restricted stock units (“RSU”) to eligible employees and directors. Restricted stock units were granted by the Company during the period 2011 to 2016 to various employees, including key management personnel. The restricted stock units were fully paid by the employee at the date of issuance. The restricted stock units vest over time, generally over four years. The restricted stock units participate in dividends once gross dividend payments to common shareholders have exceeded $150 million and in an exit event, which would include an initial public offering, a liquidation of the Company or other change of control transactions. No restricted stock units were granted during the years ended December 31, 2019 or 2018. The expense arising from restricted stock units was not material for the periods presented.

Between 2015 and 2018, Bumble Holdings Limited issued phantom stock to employees and non-employees to provide a bonus to be paid upon an exit event of Bumble Holdings Limited, with the bonus amount to vary based on the exit value. Certain of the awards were payable in the event of an exit of Bumble Holdings Limited only, while one award was payable in the event of an exit event within the group. As the payment is contingent upon the achievement of a liquidity event, no compensation expense was recognized in connection with these awards during the years ended December 31, 2019 and 2018.

For the period from January 1, 2020 to January 28, 2020

The Predecessor’s stock-based compensation plans were terminated and the phantom stock awards issued by Bumble Holdings Limited were settled in connection with the Sponsor Acquisition, including $4.0 million that was recognized as stock-based compensation expense in “General and administrative expense” in the period from January 1, 2020 to January 28, 2020.

Successor Plans

The Company currently has three active plans under which awards have been granted to various employees of the Company, including key management personnel, based on their management grade.

In connection with the Sponsor Acquisition, the Company and Buzz Management Aggregator L.P., an interest holder in the Company, adopted two new Incentive Plans for the employees’ performance and retention purposes, namely the Employee Incentive Plan (“Non-US Plan”) and the Equity Incentive Plan (“US Plan”). The participants of the Non-US Plan and US Plan are selected employees of the Company and the subsidiaries. The Company and Buzz Management Aggregator L.P. also adopted one incentive plan for Whitney Wolfe Herd (the “Founder Plan”). Awards granted under the Founder Plan and US Plan are in the form of Class B Units in the Company and Class B Units in Buzz Management Aggregator L.P, respectively (collectively, the “Class B Units”). Under the Non-US Plan, participants receive phantom awards of Class B Units in Buzz Management Aggregator L.P. (the “Phantom Class B Units”) that are settled in cash equal to the notional value of the Buzz Management Aggregator Class B Units at the settlement date.

The Class B Units under the Founder Plan and US Plan and the Phantom Class B Units under the Non-US Plan comprise:

•

Time-Vesting Class B Units and Time-Vesting Phantom Class B Units (60% of the Class B Units and Phantom Class B Units granted) that generally vest over a five-year service period and for which expense is recognized under a graded expense attribution model; and

•

Exit-Vesting Class B Units and Exit-Vesting Phantom Class B Units (40% of the Class B Units and Phantom Class B Units granted). Vesting for these awards is based on a liquidity event in which affiliates of The Blackstone Group Inc. receive cash proceeds in respect of its Class A units in the Company prior to the termination of the participant. Further, the portion of the Exit-Vesting Class B Units and Exit-Vesting Phantom Class B Units that vest is based on certain Multiple on Invested Capital (“MOIC”) and internal rate of return (“IRR”) hurdles associated with a liquidity event. The MOIC and IRR hurdles impact the fair value of the awards. As the vesting of these units is contingent upon a specified liquidity event, which is not considered probable as of December 31, 2020, no expense is required to be recorded prior to the occurrence of a liquidity event that meets the specified MOIC and IRR hurdles.

Time-Vesting Class B Units and Exit-Vesting Class B Units

Expense for the Time-Vesting Class B Units and Exit-Vesting Class B Units is based on the grant date fair value of the Class B Units. The grant date fair value is measured using a Monte Carlo model, which incorporates various assumptions noted in the following table. Use of a valuation model requires management to make certain assumptions with respect to selected model inputs. Expected volatility was calculated based on the observed equity volatility for comparable companies. The expected time to liquidity event is based on management’s estimate of time to an expected liquidity event. The dividend yield was based on the Company’s expected dividend rate. The risk-free interest rate is based on U.S. Treasury zero-coupon issues. Forfeitures are accounted for as they occur.

The weighted-average assumptions the Company used in the Monte Carlo model for 2020 are as follows:

Dividend yield (%)	0
Expected volatility (%)	58
Risk-free interest rate (%)	0.86
Expected time to liquidity event (years)	4.7

The table below summarizes information about the Time-Vesting Class B Units and Exit-Vesting Class B Units granted during the Successor period from January 29, through December 31, 2020.

	Time-Vesting Class B Units		Exit-Vesting Class B Units
	Number of Awards	Weighted- average Grant date Fair Value	Number of Awards	Weighted- average Grant date Fair Value
Unvested as of January 29, 2020	—	$—	—	$—
Granted	93,848,855	0.55	62,565,909	0.43
Vested	—	—	—	—
Forfeited	(1,938,489)	0.37	(1,292,326)	0.27
Unvested as of December 31, 2020	91,910,366	$0.55	61,273,583	$0.43

Time-Vesting Phantom Class B Units and Exit-Vesting Phantom Class B Units

Both the Time-Vesting Phantom Class B Units and Exit-Vesting Phantom Class B Units under the Non-US Plan are settled in cash and are therefore liability classified. The actual amount of cash will be determined by the number of Non-US Phantom Class B Plan Units multiplied by the notional value of the Buzz Aggregator Class B Units at the time of settlement. The liability associated with Time-Vesting Phantom Class B Units will be remeasured quarterly based on the fair value of the Time-Vesting Class B Units, and the liability associated with the Exit-Vesting Phantom Class B Units will be remeasured quarterly based on the fair value of the Exit-Vesting Class B Units. Weighted-average valuation inputs in 2020 for the Time-Vesting Class B Units and Exit-Vesting Class B Units are specified above. Forfeitures are accounted for as they occur.

The table below summarizes information about the liability-classified Time-Vesting Phantom Class B Units and Exit-Vesting Phantom Class B Units granted during the Successor period from January 29, through December 31, 2020.

	Time-Vesting Phantom Class B Units		Exit-Vesting Phantom Class B Units
	Number of Awards	Weighted- average Grant date Fair Value	Number of Awards	Weighted- average Grant date Fair Value
Unvested as of January 29, 2020	—	$—	—	$—
Granted	40,686,061	0.40	27,124,046	0.29
Vested	—	—	—	—
Forfeited	(1,229,889)	0.40	(819,926)	0.29
Unvested as of December 31, 2020	39,456,172	0.40	26,304,120	0.29

As of December 31, 2020, the Company had $116.1 million of unrecognized stock-based compensation expense related to the Class B Units and the Phantom Class B Units. The unrecognized stock-based compensation expense related to Time-Vesting Awards is expected to be recognized over a weighted-average period of 4 years. No stock-based compensation expense for the Exit-Vesting Awards will be recognized until the performance condition is considered probable.

In connection with the Offering in February 2021, the Company’s outstanding stock-based compensation plans were modified. Refer to Note 18, Subsequent Events.

Note 14 - Benefit Plans

Long-Term Incentive Plan

The Company established a long-term cash incentive plan (the “LTIP”) on June 1, 2018 with an estimated performance measurement period of three to four years. Performance was measured based on the Company’s performance against the following pre-established targets: (i) the target monthly average users; (ii) revenue, and (iii) profits. The Company recorded expense for the LTIP of $(0.1) million, $1.4 million, $3.2 million, and $2.8 million in the period from January 29, 2020 to December 31, 2020, the period from January 1, 2020 to January 28, 2020, and the years ended December 31, 2019 and 2018, respectively. As of December 31, 2020 and December 31, 2019, the Company had accrued a total of $1.1 million and $0.5 million, respectively, for the LTIP.

Defined Contribution Plan

The Company also has or participates in various benefit plans, principally defined contribution plans. The Company’s contributions for these plans for the period from January 29, 2020 to December 31, 2020, the period January 1, 2020 to January 28, 2020, and the years ended December 31, 2019 and 2018 are $2.2 million, $0.2 million, $1.7 million, and $1.4 million, respectively.

Note 15 - Related Party Transactions

In the ordinary course of operations, the Company enters into transactions with related parties, as discussed below. The following table summarizes balances with related parties (in thousands):

			Successor	Predecessor
Related Party relationship	Type of Transaction	Financial Statement Line	December 31, 2020	December 31, 2019
Parent Company of the Predecessor	Loan granted - current	Loans to related companies	$—	$40,068
Director	Loan granted - current	Loans to related companies	—	1,975

			Successor	Predecessor
Related Party relationship	Type of Transaction	Financial Statement Line	Period from January 29, through December 31, 2020	Period from January 1, through January 28, 2020	Year Ended December 31, 2019	Year Ended December 31, 2018
Other	Cost recharges	General and administrative expense	$2,514	$—	$—	$—
Company owned by a Director	Dividends paid to Whitney Wolfe Herd	Dividends paid	51,326	—	4,919	5,500
Company owned by a Director	Loans repaid by Whitney Wolfe Herd	Limited Partners’ interest	25,626	—	—	—
Company owned by a Director of the Predecessor	Dividends paid	Dividends paid	—	—	2,736	4,560
Parent Company of the Predecessor	Dividends paid	Dividends paid	—	—	9,864	16,440
Parent Company	Dividends paid	Dividends paid	292,530	—	—	—

On January 29, 2020, the Company recognized a $119.0 million loan to an entity controlled by the Founder, which was recorded as a reduction of “Limited Partners’ interest” in the accompanying consolidated balance sheets. In connection with the dividends paid, the Company’s Founder repaid $25.6 million of the Founder Loan, which was recorded as an increase to Limited Partners’ Interest. As of December 31, 2020, $93.4 million remained outstanding.

Note 16 - Segment and Geographic Information

The Company operates as a single operating segment. The Company’s chief operating decision maker is the CEO, who reviews financial information presented on a consolidated basis, accompanied by disaggregated information about the Company’s revenue, for purposes of making operating decisions, assessing financial performance and allocating resources.

Revenue by major geographic region is based upon the location of the customers who receive the Company's services. The information below summarizes revenue by geographic area, based on customer location (in thousands):

	Successor	Predecessor
	Period from January 29, through December 31, 2020	Period from January 1, through January 28, 2020	Year Ended December 31, 2019	Year Ended December 31, 2018
North America	$301,878	$21,014	$257,716	$166,419
Rest of the world	240,314	18,976	231,224	193,686
Total	$542,192	$39,990	$488,940	$360,105

The United States is the only country with revenues of 10% or more of the Company’s total revenue.

The information below summarizes property and equipment, net by geographic area (in thousands):

	Successor	Predecessor
	December 31,	December 31,
	2020	2019
United Kingdom	$5,202	$5,205
Czech Republic	5,067	4,181
United States	4,542	3,843
Rest of the world	2,022	804
Total	$16,833	$14,033

United Kingdom, Czech Republic, and United States are the only countries with property and equipment of 10% or more of the Company’s total property and equipment, net.

Note 17 - Commitments and Contingencies

The Company has entered into indemnification agreements with the Company’s officers and directors for certain events or occurrences. The Company maintains a directors and officers insurance policy to provide coverage in the event of a claim against an officer or director. Historically, the Company has not been obligated to make any payments for indemnification obligations, and no liabilities have been recorded for these obligations on the consolidated balance sheets as of December 31, 2020 or December 31, 2019.

The Company is involved in certain lawsuits, claims and proceedings that arise in the ordinary course of business. The Company records a liability for these when it is believed to be probable that the Company has incurred a loss and the amount can be reasonably estimated. The Company regularly evaluates current information to determine whether it should adjust a recorded liability or record a new one. If the Company determines that there is a reasonable possibility that a loss may be incurred and the loss or range of loss can be estimated, the possible loss is disclosed in the accompanying notes to the consolidated financial statements to the extent material.

Litigation

On April 30, 2018, Match Group Inc (“Match”) filed a lawsuit in the Western district of Texas against Bumble Trading Inc. and Bumble Holding Limited (together “Bumble”) for: (i) infringement of utility patents and a design patent, (ii) trademark infringement, (iii) trademark-related unfair competition (iv) trade dress infringement and (v) trade secret misappropriation. Bumble filed counterclaims against Match and IAC alleging (1) fraud, (2) Negligent Misrepresentation, (3) Unfair Competition, (4) Promissory Estoppel, and (5) Interference with Prospective Business Relations. Match subsequently added Badoo Limited, Badoo Trading Limited, Badoo Software Limited and Badoo Technologies Limited to the lawsuit. Match and Bumble have reached an agreement to settle such lawsuit between the two companies. The Company recorded an accrual for the loss contingency in relation to this litigation.

On May 29, 2018, a plaintiff filed a class action complaint against Bumble Trading Inc. alleging that Bumble’s “women message first” feature discriminates against men and is therefore unlawful under California’s Unruh Civil Rights Act (the “Unruh Act”) and Cal. Bus & Prof. Code Section 17200. The parties held a mediation on June 23, 2020 and signed a settlement agreement on November 20, 2020, subject to preliminary approval by the court. The Company recorded an accrual for the loss contingency in relation to this litigation.

On November 13, 2018 a class action lawsuit was filed against Bumble Trading Inc. in the Northern District of California. There are two elements to the lawsuit: New York Dating Services Law and California Auto-Renewal Law. The parties held a mediation on April 2, 2020 ultimately resulting in the plaintiffs and Bumble accepting the mediator’s settlement proposal. The settlement received preliminary approval by the court on July 15, 2020 and final approval was granted on December 18, 2020. The settlement became fully effective as of January 18, 2021. The Company recorded an accrual for the loss contingency in relation to this litigation.

On August 26, 2020, the Company received an insurance reimbursement of $9.3 million related to the putative class action lawsuit, which is included in “Other expense, net” in the accompanying consolidated statements of operations.

From time to time, the Company is subject to patent litigations asserted by non-practicing entities. As of December 31, 2020, three such matters were in early stages. The Company continues to assess the Company’s position and estimates the possible loss from two such matters to be in the range of $1 million to $4 million. The Company has recorded an accrual for loss contingencies in relation to these matters. The Company is still assessing its position with regards to the third such matter for which a range of potential loss cannot be estimated at this time.

As of December 31, 2020 and December 31, 2019, management has assessed that provisions of $55.1 million and $73.9 million, respectively, are our best estimate of any probable future obligation, including legal costs incurred to date and expected to be incurred up to completion, for the Company’s litigations. Legal expenses are included in “General and administrative expense” in the accompanying consolidated statements of operations.

Note 18 - Subsequent Events

Except as noted below, the Company has concluded that no events or transactions have occurred that may require disclosure in the accompanying financial statements.

Founder Loan

In January 2021, the Founder settled the outstanding balance of the loan plus accrued interest ($95.5 million) when Bumble Holdings distributed the loan in redemption of a number of a portion of the Class A units held by Beehive Holdings III, LP with a fair value equal to $95.5 million (such Class A units, the “Loan Settlement Units”), representing the outstanding principal amount of the loan, together with accrued and unpaid interest. No cash was rendered in this settlement. If the value of the Loan Settlement Units redeemed by Bumble Holdings, determined using the volume-weighted average price of the Class A common stock on Nasdaq during the regular trading session as reported by Bloomberg L.P. for the 30-day period beginning on February 16, 2021, the date of the closing of the Offering (the “Applicable VWAP”), has exceeded the implied value of the Loan Settlement Units on the settlement date for purposes of repaying the loan, Bumble Holdings must deliver or cause to be delivered to Beehive Holdings III, LP an amount of Common Units which are exchangeable for Class A common stock having a value based on the Applicable VWAP equal to such excess amount (such additional Common Units, the “Loan True Up Units”). In the event of any such excess amount, the Loan True Up Units are intended to restore the interest of Beehive Holdings III, LP that would have been obtained had the value of the Loan Settlement Units been determined using the Applicable VWAP, as though the restored units had not been redeemed.

Restructuring of Intellectual Property

In connection with the Company's restructuring activities that occurred on January 1, 2021, management anticipates that deferred tax liabilities recorded at Maltese and UK entities related to relevant intangible property will be written off in the first quarter of 2021, resulting in an income tax benefit of $447.9 million during that period.

Initial Public Offering and Reorganization

On February 16, 2021, the Company completed the Offering of 57.5 million shares of Bumble Inc. Class A Common Stock (including shares issued pursuant to the exercise in full of the underwriters’ option to purchase additional shares) for cash consideration of $41.065 per share (net of underwriting discounts).

Bumble Inc. used the proceeds (net of underwriting discounts) from the issuance of 9.0 million shares ($369.6 million) in the Offering to purchase an equivalent number of newly issued Common Units from the Company, which the Company will in turn use to repay outstanding indebtedness under the Company’s Term Loan Facility totaling approximately $200.0 million in aggregate principal amount and approximately $148.3 million for general corporate purposes, and to bear all of the expenses of the Offering.

Bumble Inc. used the proceeds from the issuance of 48.5 million shares ($1,991.6 million) in the Offering (including shares issued pursuant to the exercise in full of the underwriters’ option to purchase additional shares) to purchase or redeem an equivalent aggregate number of shares of Class A Common Stock and Common Units from certain entities affiliated with The Blackstone Group Inc.

In connection with the Offering, in February 2021, the organizational structure was converted to an umbrella partnership-C-Corporation (“UP-C”) with Bumble Inc., which was incorporated in October 2020, becoming the general partner of the Company. As the general partner of the Company, Bumble Inc. operates and controls the business and affairs of the Company and the subsidiaries and has the obligation to absorb losses and receive benefits from the Company. Bumble Inc. will consolidate the Company in its consolidated financial statements and report a non-controlling interest related to the Common Units held by the Pre-IPO common unitholders and the Incentive Units held by the continuing incentive unitholders in its consolidated financial statements.

Omnibus Incentive Plan

In connection with the IPO, in February 2021, Bumble Inc. adopted a 2021 Omnibus Incentive Plan. Under the 2021 Omnibus Incentive Plan, certain outstanding awards under the Company's current stock compensation plans were modified as follows:

Founder Plan

All outstanding Time-Vesting and Exit-Vesting Class B Units were converted to Incentive Units in the Company.

US Plan

•

All outstanding Time-Vesting and Exit-Vesting Class B Units granted to senior management and members of the board of directors were converted to Incentive Units in the Company, similar to the Founder Plan Class B Units.

•

All outstanding Time-Vesting and Exit-Vesting Class B Units (other than those granted to senior management and members of the board of directors) were converted to Class A common stock (in the case of vested Class B Units) and restricted shares of Class A common stock (in the case of unvested Class B Units) in Bumble Inc.

Non-US Plan

All outstanding Time-Vesting and Exit-Vesting Phantom Class B Units were converted into vested restricted stock units (in the case of vested Class B Phantom Units) and unvested RSUs (in the case of unvested Class B Phantom Units) in Bumble Inc.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as of December 31, 2020.

Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2020 due to the material weakness in our internal control over financial reporting described below. In light of this fact, our management has performed additional analyses, reconciliations, and other post-closing procedures and has concluded that, notwithstanding the material weakness in our internal control over financial reporting, the consolidated financial statements for the periods covered by and included in this Annual Report on Form 10-K fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with GAAP.

Previously Reported Material Weakness

As disclosed in Part I, “Item 1A— Risk Factors” of this Annual Report on Form 10-K, we previously identified a material weakness in our internal control over financial reporting related to a lack of defined processes and controls on information technology. We have concluded that the material weakness arose because, as a private company, we did not have the necessary processes and controls formalized to effectively implement information technology controls within key financial systems necessary to satisfy the accounting and financial reporting requirements of a public company.

A material weakness is a deficiency, or combination of deficiencies, in our internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our consolidated financial statements would not be prevented or detected on a timely basis.

Remediation Plans

We have commenced measures to remediate the identified material weakness. These measures include:

•

Broadening the scope of existing information technology general controls for user access and segregation of duties, change management, computer operations, and program development. We are also reviewing and strengthening policies related to each of these IT domains.

•	Engaging an external advisor to assist us with documenting our internal controls, gaps in internal controls, assisting with remediation, and monitoring remediation progress.
•	Delivering periodic training to our team members on internal controls over financial reporting.
•

Strengthening our compliance and accounting functions with additional experienced hires to assist in our risk assessment process and the design and implementation of controls responsive to those deficiencies.

We intend to continue to take steps to remediate the material weakness described above. We will not be able to fully remediate the identified material weakness until these steps have been completed and have been operating effectively for a sufficient period of time.

While we believe that these efforts will improve our internal control over financial reporting, the implementation of our remediation is ongoing and will require validation and testing of the design and operating effectiveness of internal controls over a sustained period of financial reporting cycles.

We believe we are making progress toward achieving the effectiveness of our internal controls and disclosure controls. The actions that we are taking are subject to ongoing senior management review, as well as audit and risk committee oversight. We will not be able to conclude whether the steps we are taking will fully remediate the material weakness in our internal control over financial reporting until we have completed our remediation efforts and subsequent evaluation of their effectiveness.

Changes in Internal Control over Financial Reporting

We are taking actions to remediate the material weakness relating to our internal control over financial reporting, as described above. Except as otherwise described herein, there were no changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control Over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies.

Item 9B. Other Information

On March 13, 2021, the Compensation Committee of our Board of Directors determined to pay Whitney Wolfe Herd, our Chief Executive Officer, a bonus in the amount of $287,500 based on her performance against a scorecard of financial and strategic objectives in 2020. All other compensation paid to Ms. Wolfe Herd for the year ended December 31, 2020 was previously reported by the Company in the Summary Compensation Table included in Amendment No. 3 to the Company’s Registration Statement on Form S-1 (Registration No. 333-252124) filed with the SEC on February 8, 2021. The bonus payment to Ms. Wolfe Herd in the amount of $287,500 is now included in the Summary Compensation Table set forth in “Item 11—Executive Compensation” together with the other compensation previously reported and the new total compensation amount, which Summary Compensation Table is incorporated herein by reference.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Board of Directors

As of March 15, 2021, our board of directors consists of eleven members. In accordance with our amended and restated certificate of incorporation, which became effective in connection with our initial public offering, or IPO, on February 10, 2021, our board of directors is divided into three classes with staggered three-year terms. At each annual meeting of stockholders, the successors to directors whose terms expire at the annual meeting are put forward for election for a three-year term. Our directors are divided among the three classes as follows:

•	Class I, which consists of Ann Mather, Jonathan C. Korngold, Jennifer B. Morgan, and Pamela A. Thomas-Graham, and whose term will expire at our 2022 annual meeting of stockholders;
•	Class II, which consists of Christine L. Anderson, R. Lynn Atchison, Matthew S. Bromberg and Amy M. Griffin, and whose term will expire at our 2023 annual meeting of stockholders; and
•	Class III, which consists of Whitney Wolfe Herd, Sachin J. Bavishi and Elisa A. Steele, and whose term will expire at our 2024 annual meeting of stockholders.

The following table sets forth information regarding our directors as of March 15, 2021:

Name	Age	Position
Whitney Wolfe Herd	31	Founder, Chief Executive Officer and Director
Ann Mather	60	Chair of the Board of Directors
Christine L. Anderson	44	Director
R. Lynn Atchison	61	Director
Sachin J. Bavishi	36	Director
Matthew S. Bromberg	54	Director
Amy M. Griffin	44	Director
Jonathan C. Korngold	46	Director
Jennifer B. Morgan	50	Director
Elisa A. Steele	54	Director
Pamela A. Thomas-Graham	57	Director

Class I Directors Continuing In Office Until Our 2022 Annual Meeting of Stockholders

Ann Mather has served as the Chair of our board of directors since March 2020. Ms. Mather has more than 20 years of experience serving as a finance executive in a number of technology companies, particularly public companies, overseeing and assessing company performance. Ms. Mather also serves as a member of the board of directors of: Alphabet Inc., a global technology company; Arista Networks, Inc., a computer networking company; Glu Mobile Inc., a publisher of mobile games; and Netflix, Inc., a streaming media company. Ms. Mather also serves as a member of the board of directors of Airbnb, a vacation rental online marketplace company, as an independent trustee to the Dodge & Cox Funds board of trustees and was a director of Shutterfly, Inc., an internet-based image publishing company, from May 2013 to September 2019 when it became a private company. From September 1999 to April 2004, Ms. Mather was Executive Vice President and Chief Financial Officer of Pixar, a computer animation film studio. Prior to her service at Pixar, Ann was Executive Vice President and Chief Financial Officer of Village Roadshow Pictures, the film production division of Village Roadshow Limited. Ann holds a Master of Arts degree from the University of Cambridge, is an honorary fellow of Sidney Sussex College, Cambridge, and is a chartered accountant.

Jonathan C. Korngold has served as a member of our board of directors since January 2020. Mr. Korngold is a Senior Managing Director and Global Head of Blackstone’s Growth Equity Business, which is focused on providing capital to companies seeking to manage the execution risks associated with high-growth environments. Mr. Korngold is a member of both the BXG and Tactical Opportunities Investment Committees at Blackstone. Prior to joining Blackstone in 2019, Mr. Korngold served in various roles at General Atlantic since 2001, most recently as the head of General Atlantic’s Global Financial Services and Healthcare sectors, Chairman of the firm’s Portfolio Committee, and as a member of the firm’s Management and Investment Committees. Prior to joining General Atlantic in 2001, Mr. Korngold was a member of Goldman Sachs’ Principal Investment Area and Mergers & Acquisitions groups in London and New York, respectively. Mr. Korngold holds an M.B.A. from Harvard Business School and graduated with an A.B. in Economics from Harvard College.

Jennifer B. Morgan has served as a member of our board of directors since February 2021. Ms. Morgan is the Global Head of Portfolio Transformation and Talent at Blackstone. Prior to joining Blackstone in November 2020, Ms. Morgan served in various leadership roles at SAP SE from 2004 to April 2020, including most recently as Co-Chief Executive Officer from October 2019 to April 2020, and served on its executive board between 2017 and 2020. Previously, she was President of the SAP Cloud Business Group in 2019, President of SAP Americas and Asia Pacific Japan, Global Customer Operations, from 2017 to 2019, and President of SAP North America from 2014 to 2017. Prior to that she served in other leadership roles, including as head of SAP North America’s public sector organization and president of its Regulated Industries business unit. Prior to joining SAP SE, she served in various management roles at Siebel Systems and Accenture. Ms. Morgan serves as a member of the board of directors of Bank of New York Mellon and the National Academy Foundation. Ms. Morgan is also on the Board of Advisors at James Madison University’s College of Business. Ms. Morgan holds a B.A. in Business Administration from James Madison University.

Pamela A. Thomas-Graham has served as a member of our board of directors since August 2020. Since August 2016, Ms. Thomas-Graham has served as the Founder and Chief Executive Officer of Dandelion Chandelier LLC, a private digital media enterprise focused on the world of luxury. From 2010 to 2016, she served as a member of the Executive Board at Credit Suisse, a multinational investment bank and financial services company. While at the firm she held several titles, including Chair, New Markets for the Private Bank; and Global Chief Marketing and Talent Officer. From 2008 to 2010, she served as a Managing Director at Angelo, Gordon & Co., a privately held investment firm. From 2005 to 2007, Ms. Thomas-Graham was a Group President of Liz Claiborne Inc. (now Tapestry). She served as President and Chief Executive Officer of NBC Universal’s CNBC television, and President and Chief Executive Officer of CNBC.com, beginning in 1999. She began her career at global consultancy firm McKinsey & Co. in 1989, becoming the firm’s first black woman partner in 1995. Ms. Thomas-Graham is the Lead Independent Director of The Clorox Company. She also serves as a board member of Peloton Interactive Inc.; Norwegian Cruise Line Holdings Ltd.; Bank of N.T. Butterfield & Son; and Compass. Ms. Thomas-Graham holds a B.A. in Economics from Harvard University and a joint M.B.A.– J.D. from Harvard Business School and Harvard Law School.

Class II Directors Continuing In Office Until Our 2023 Annual Meeting of Stockholders

Christine L. Anderson has served as a member of our board of directors since August 2020. Ms. Anderson is a Senior Managing Director and the Global Head of Public Affairs and Marketing at Blackstone. Ms. Anderson oversees Blackstone’s external and internal communications, brand strategy, marketing and Environmental Social Governance (ESG) functions. Prior to joining Blackstone in 2009, Ms. Anderson held political communications roles with the Governor of New York, the Kerry-Edwards presidential campaign and the Clinton White House. She has also worked in other financial communications and media roles, including with ABC News’ “Good Morning America.” She serves on the boards of Cold Spring Harbor Laboratory, a biomedical research and education facility, and The Feminist Institute, a not-for-profit organization focused on digitizing the archives of important feminists. Ms. Anderson holds a B.A. in political science from The College of the Holy Cross.

R. Lynn Atchison has served as a member of our board of directors since October 2020. Ms. Atchison also serves as a director of Q2 Holdings, Inc., a provider of virtual banking solutions, and as a director of Absolute Software Corporation, a leading endpoint security software company. Ms. Atchison previously served as Chief Financial Officer of Spredfast, Inc., a social marketing software provider (acquired by Lithium Technologies, LLC.), from February 2017 to September 2018. Prior to joining Spredfast, Ms. Atchison served as the Chief Financial Officer of HomeAway, Inc., a provider of online vacation rental services (acquired by Expedia, Inc.), from August 2006 until March 2016. Prior to that, Ms. Atchison served as Chief Financial Officer or consultant to various software and technology organizations, including Hoover’s Inc., an early online provider of company information. Ms. Atchison began her career with Ernst & Young in the assurance division. Ms. Atchison is a Certified Public Accountant and holds a B.B.A. in accounting from Stephen F. Austin State University.

Matthew S. Bromberg has served as a member of our board of directors since July 2020. Mr. Bromberg has served as Chief Operating Officer of Zynga Inc., a social media game developer, since August 2016. Prior to joining Zynga, Mr. Bromberg served in various roles at Electronic Arts Inc., a video game company, including most recently as Senior Vice President of Strategy and Operations of the mobile division at Electronic Arts Inc. from January 2015 to July 2016. Prior to joining Electronic Arts, Mr. Bromberg was the founder and Chief Executive Officer of I’mOK Inc., a location-based communication platform for families. Prior to this, Mr. Bromberg served as the President and Chief Executive Officer of Major League Gaming Corp., a professional eSports company, and as Chief Executive Officer of Davidson Media Holdings, LLC, an online gaming investment and consulting partnership, and held a number of senior roles at AOL Inc. (now a subsidiary of Verizon Communications Inc.). Mr. Bromberg also serves on the board of directors of Fitbit, Inc. Mr. Bromberg holds a B.A. in English from Cornell University and a J.D. from Harvard Law School.

Amy M. Griffin has served as a member of our board of directors since February 2021. Ms. Griffin is the Founder and Managing Partner of G9 Ventures, an early-stage fund focused on supporting companies that empower consumers to live, look, and feel better. Prior to founding G9, Ms. Griffin began her career in marketing at Ms. and Working Woman magazines before moving on to work at Sports Illustrated as a Sports Marketing and Olympic Manager. Beginning in 2011, Ms. Griffin started leveraging her operating and branding experience to both invest in and work alongside early-stage companies. In 2018, she formalized her portfolio into G9 Ventures. In 2019, Ms. Griffin co-founded Social Studies, a next-generation entertaining platform. In addition to her work at G9 and Social Studies, Ms. Griffin has held board positions at a number of organizations including KIPP, The Boys’ Club of NYC, The Virginia Athletics Foundation, The Spence School, The Mead Foundation, and One Love Foundation. She also serves as a trustee of the John & Amy Griffin Foundation. Ms. Griffin graduated from The University of Virginia with a B.A. in English.

Class III Directors Continuing In Office Until Our 2024 Annual Meeting of Stockholders

Whitney Wolfe Herd is the founder of Bumble and has served as our Chief Executive Officer and as a member of our board of directors since January 2020. Prior to founding Bumble in 2014, Ms. Wolfe Herd was a co-founder of Tinder, a dating application, where she served as Vice President of Marketing from May 2012 to April 2014. Currently, Ms. Wolfe Herd serves on the board of directors of Imagine Entertainment as well as the Executive Board at Southern Methodist University’s Dedman College of Humanities and Sciences, where she graduated with a B.A. in International Studies.

Sachin J. Bavishi has served as a member of our board of directors since January 2020. Mr. Bavishi is a Managing Director in Blackstone’s Private Equity Group. Mr. Bavishi currently focuses on new investment opportunities in Technology, Media & Telecom. Since joining Blackstone in 2013, Mr. Bavishi has been involved in the execution of the firm’s investments in Ancestry, Catalent, Ipreo, Kronos, Performance Food Group, Pinnacle Foods, Refinitiv, SESAC, Tradeweb, Trilliant Food & Nutrition, UKG (Ultimate Software / Kronos), and Vungle. He currently serves as a Director of Ancestry, Bumble, Refinitiv, SESAC, UKG, and Vungle. Prior to joining Blackstone, Mr. Bavishi was an Associate at Olympus Partners where he evaluated and executed private equity investments across several industries. Prior to that, he worked in investment banking at Piper Jaffray in the Healthcare Group. Mr. Bavishi holds a B.S. in Electrical Engineering from The University of Wisconsin-Madison, where he graduated with Highest Distinction (Top 5%), and an M.B.A. from The Wharton School at The University of Pennsylvania, where he graduated as a Palmer Scholar.

Elisa A. Steele has served as a member of our board of directors since July 2020. Ms. Steele has served as a director of Namely, Inc., a human resources software company, including serving as the chair of the Namely board of directors since July 2019, and she previously served as the Chief Executive Officer of Namely from August 2018 to July 2019. Prior to joining Namely, Ms. Steele served in various positions at Jive Software, Inc., a collaboration software company (acquired by Aurea Software, Inc.), including as Chief Executive Officer and President, from February 2015 to July 2017. Prior to joining Jive Software, Ms. Steele served as Chief Marketing Officer and Corporate Vice President, Consumer Apps & Services at Microsoft Corporation, a worldwide provider of software, services and solutions, and Chief Marketing Officer of Skype, an internet communications company. Ms. Steele also has held executive leadership positions at Yahoo! Inc. and NetApp, Inc. Ms. Steele also serves on the boards of directors of Cornerstone OnDemand, Inc., Splunk Inc. and JFrog Ltd. Ms. Steele holds a B.S. in Business Administration from the University of New Hampshire and an M.B.A. from the Lam Family College of Business at San Francisco State University.

Blackstone is also entitled to designate a non-voting observer to attend meetings of our board of directors pursuant to our stockholders agreement. Blackstone has appointed Martin Brand, a Senior Managing Director and co-head of U.S. Acquisitions for Blackstone’s Private Equity Group, to serve as the non-voting observer. In addition, pursuant to the terms of our stockholders agreement, our Sponsor and our Founder have the right to designate nominees to our board of directors subject to the maintenance of certain ownership requirements in us. See "Item 13—Certain Relationships and Related Transactions, and Director Independence for a description of our stockholders agreement”.

Executive Officers

The following table sets forth information regarding our executive officers as of March 15, 2021:

Name	Age	Position
Whitney Wolfe Herd	31	Founder, Chief Executive Officer and Director
Tariq M. Shaukat	48	President
Anuradha B. Subramanian	39	Chief Financial Officer
Laura Franco	58	Chief Legal and Compliance Officer

Whitney Wolfe Herd. Biographical information regarding Ms. Wolfe Herd is set forth above under “Board of Directors.”

Tariq M. Shaukat has served as our President since July 2020. Prior to joining the Company, Mr. Shaukat served as President for Google Cloud at Google LLC from June 2016 to July 2020. Prior to that, Mr. Shaukat served in various roles for Caesars Entertainment, including as Executive Vice President and Chief Commercial Officer from October 2014 to May 2016 and Executive Vice President and Chief Marketing Officer from March 2012 to October 2014. Prior to joining Caesars Entertainment, Mr. Shaukat was a Partner at McKinsey & Company, and worked in a variety of roles in the technology industry. Since July 2019, he has been a member of the Board of Trustees of Public Storage. Mr. Shaukat holds a B.S. in Mechanical Engineering from Massachusetts Institute of Technology, an M.S. in Mechanical Engineering from Stanford University and an M.S. in Technology and Policy from Massachusetts Institute of Technology.

Anuradha B. Subramanian has served as our Chief Financial Officer since September 2020. Prior to joining the Company, Ms. Subramanian served as Chief Financial Officer, Digital at Univision Communications Inc. from February 2018 to September 2020. Prior to that, Ms. Subramanian served as Chief Financial Officer, Digital at VICE Media during 2017. Prior to that, Ms. Subramanian served in various roles at Scripps Networks Interactive from August 2010 to January 2017, including most recently as the Head of Finance, Digital. Prior to Scripps Networks, Ms. Subramanian worked in investment banking at Citi as part of the Media and Telecom group. Ms. Subramanian began her career at Ernst & Young in the assurance division. Ms. Subramanian holds an M.B.A from the Yale School of Management and a Bachelor of Commerce (Honors) from Delhi University and is a Chartered Accountant in India.

Laura Franco has served as our Chief Legal and Compliance Officer since November 2020. Prior to joining the Company, Ms. Franco served most recently as Executive Vice President, General Counsel of the CBS business of ViacomCBS since December 2019 and before that, Ms. Franco was Executive Vice President and General Counsel of CBS Corporation from March 2019 to December 2019. Prior to that, Ms. Franco had various senior legal positions at Viacom Inc. and CBS Corporation. Prior to joining Viacom Inc. in 1995, Ms. Franco began her career at Simpson Thacher & Bartlett LLP where she practiced mergers and acquisitions and securities law. Ms. Franco holds a B.S. in Economics from The Wharton School at The University of Pennsylvania and a J.D. from Harvard Law School.

Background and Experience of Directors

When considering whether directors have the experience, qualifications, attributes or skills, taken as a whole, to enable our board of directors to satisfy its oversight responsibilities effectively in light of our business and structure, the board of directors focuses primarily on each person’s background and experience as reflected in the information discussed in each of the directors’ individual biographies set forth above. We believe that our directors provide an appropriate mix of experience and skills relevant to the size and nature of our business. In particular, the members of our board of directors considered the following important characteristics, among others:

•	Ms. Wolfe Herd—our board of directors considered Ms. Wolfe Herd’s perspective, experience and thorough knowledge of our industry as the founder of Bumble and Chief Executive Officer.
•

Ms. Mather—our board of directors considered Ms. Mather’s service on the boards of a diverse group of companies in the technology industry and extensive financial and business experience gained from her time as the Chief Financial Officer of Pixar.

•

Ms. Anderson—our board of directors considered Ms. Anderson’s extensive management, communications and marketing experience from her involvement in Blackstone, as Senior Managing Director and Global Head of Public Affairs and Marketing.

•

Ms. Atchison—our board of directors considered Ms. Atchison’s significant management and business experience from her time as Chief Financial Officer of various technology companies and her knowledge of our industry.

•

Mr. Bavishi—our board of directors considered Mr. Bavishi’s extensive knowledge of our industry and his significant financial and investment experience from his involvement in Blackstone, including as a Managing Director.

•	Mr. Bromberg—our board of directors considered Mr. Bromberg’s extensive board and management experience as an executive of technology companies and thorough knowledge of our industry.
•	Ms. Griffin—our board of directors considered Ms. Griffin’s significant management and business experience as the Founder and Managing Partner of G9 Ventures and her knowledge of our industry.
•

Mr. Korngold—our board of directors considered Mr. Korngold’s significant financial and investment experience from his involvement at Blackstone, including as a Senior Managing Director, and his tenure at General Atlantic.

•

Ms. Morgan—our board of directors considered Ms. Morgan’s significant management, financial and business experience from her tenure at SAP SE and her involvement in Blackstone, including as Global Head of Portfolio Transformation and Talent.

•	Ms. Steele—our board of directors considered Ms. Steele’s extensive board and management experience as an executive of various technology companies and thorough knowledge of our industry.

•

Ms. Thomas-Graham—our board of directors considered Ms. Thomas-Graham’s service on the boards of a diverse group of companies, as well as her extensive leadership and business experience as a chief executive officer and executive leader of public and private companies.

Controlled Company Exception

In connection with our IPO, our Principal Stockholders entered into a stockholders agreement, described in “Item 13—Certain Relationships and Related Transactions, and Director Independence,” and beneficially own approximately 95% of the combined voting power of our Class A and Class B common stock. As a result, we are a “controlled company” within the meaning of the Nasdaq corporate governance standards. Under these corporate governance standards, a company of which more than 50% of the voting power is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance standards, including the requirements (1) that a majority of our board of directors consist of independent directors, (2) that our board of directors have a compensation committee that consists entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities and (3) that our director nominations be made, or recommended to our full board of directors, by our independent directors or by a nominations committee that consists entirely of independent directors and that we adopt a written charter or board resolution addressing the nominations process. Although we are not relying on the exemptions from these corporate governance requirements, if we do rely on such exemptions in the future, our stockholders will not have the same protections afforded to stockholders of companies that are subject to these corporate governance requirements. In the event that we cease to be a “controlled company” and our shares continue to be listed on Nasdaq, we will be required to comply with these provisions within the applicable transition periods.

Board Committees

Our board of directors has established the following standing committees: an audit and risk committee; a compensation committee; and a nominating and corporate governance committee. Each of these committees operates under a charter that has been approved by our board of directors. The composition and responsibilities of each committee are described below. Our board of directors may also establish from time to time any other committees that it deems necessary or desirable. Members serve on these committees until their resignation or until otherwise determined by our board of directors.

Audit and Risk Committee

Our audit and risk committee consists of Ms. Atchison, Mr. Bromberg and Ms. Thomas-Graham, with Ms. Atchison serving as chair. Our audit and risk committee is an audit committee established in accordance with Section 3(a)(58)(A) of the Exchange Act and is responsible for, among other things:

•	selecting and hiring our independent auditors, and approving the audit and non-audit services to be performed by our independent auditors;
•	assisting the board of directors in evaluating the qualifications, performance and independence of our independent auditors;
•	assisting the board of directors in monitoring the quality and integrity of our financial statements and our accounting and financial reporting;
•	assisting the board of directors in monitoring our compliance with legal and regulatory requirements;
•	reviewing the adequacy and effectiveness of our internal control over financial reporting processes;
•	assisting the board of directors in monitoring the performance of our internal audit function;
•	monitoring the performance of our internal audit function;
•	reviewing with management and our independent auditors our annual and quarterly financial statements;
•

establishing procedures for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or auditing matters and the confidential, anonymous submission by our employees of concerns regarding questionable accounting or auditing matters; and

•	preparing the audit committee report required per SEC rules and regulations to be included in our annual proxy statement.

The SEC rules and Nasdaq rules require us to have one independent audit committee member upon the listing of our Class A common stock on Nasdaq, a majority of independent directors within 90 days of the effective date of the registration statement relating to our IPO and all independent audit committee members within one year of the effective date of the registration statement relating to our IPO. Ms. Atchison, Mr. Bromberg and Ms. Thomas-Graham qualify as independent directors under Nasdaq listing standards and the independence standards of Rule 10A-3 of the Exchange Act.

Compensation Committee

Our compensation committee consists of Mr. Korngold, Ms. Steele and Ms. Thomas-Graham, with Ms. Steele serving as chair. Our compensation committee is responsible for, among other things:

•

reviewing and approving corporate goals and objectives relevant to the compensation of our CEO, evaluating our CEO’s performance in light of those goals and objectives, and, either as a committee or together with the other independent directors (as directed by the board of directors), determining and approving, or making recommendations to the board of directors with respect to, our CEO’s compensation level based on such evaluation;

•

reviewing and approving, or making recommendations to the board of directors with respect to, the compensation of our other executive officers, including annual base salary, bonus and equity-based incentives and other benefits;

•	reviewing and recommending the compensation of our directors;
•	reviewing and discussing annually with management our “Compensation Discussion and Analysis” disclosure required by SEC rules;
•	preparing the compensation committee report required by the SEC to be included in our annual proxy statement; and
•	reviewing and making recommendations with respect to our equity compensation plans.

Nominating and Corporate Governance Committee

Our nominating and corporate governance committee consists of Ms. Mather, Ms. Morgan and Ms. Steele, with Ms. Mather serving as chair. Our nominating and corporate governance committee is responsible for, among other things:

•	assisting our board of directors in identifying prospective director nominees and recommending nominees to the board of directors;
•	overseeing the evaluation of the board of directors and management;
•	reviewing developments in corporate governance practices and developing and recommending a set of corporate governance guidelines; and
•	recommending members for each committee of our board of directors.

Code of Conduct and Supplemental Code of Ethics for Senior Financial Officers

We have adopted a Code of Conduct that applies to all of our officers, directors and employees, as well as a Supplemental Code of Ethics for Senior Financial Officers that applies to our chief executive officer, president and all senior financial officers, including the chief financial officer and principal accounting officer, each of which is posted on our website at ir.bumble.com. Each of our Code of Conduct and our Supplemental Code of Ethics for Senior Financial Officers qualifies as a “code of ethics,” as defined in Item 406(b) of Regulation S-K. We will make any legally required disclosures regarding amendments to, or waivers of, provisions of our code of ethics on our website. The information contained on, or accessible from, our website is not part of this Annual Report on Form 10-K.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires the Company’s Directors and certain officers, as well as persons who beneficially own more than 10% of the outstanding shares of our Class A common stock, to file reports regarding their initial stock ownership and subsequent changes to their ownership with the SEC. As of the fiscal year ended December 31, 2020, we did not have a class of equity securities registered pursuant to Section 12 of the Exchange Act. Our Directors, officers who are now subject to Section 16(a) of the Exchange Act, and persons who beneficially own more than 10% of the outstanding shares of our Class A common stock became subject to Section 16(a) of the Exchange Act on February 11, 2021 and had an obligation to file initial statements of ownership on Form 3 on that date. Due to an administrative error, one of our Directors, R. Lynn Atchison, as well as affiliates of The Blackstone Group Inc. each filed their initial statements of ownership on Form 3 on February 12, 2021.

Item 11. Executive Compensation

Summary Compensation Table

The following table provides summary information concerning compensation earned by our principal executive officer and our two other most highly-compensated executive officers as of December 31, 2020 plus our former Chief Financial Officer, who would have been one of our most highly-compensated executive officers had he been serving as an executive officer as of December 31, 2020 (the “named executive officers” or “NEOs”) for services rendered for the year ended December 31, 2020.

Name and Principal Position	Year	Salary ($)(1)	Bonus ($)(2)	Stock Awards ($)(3)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)(4)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)(5)	Total ($)
Whitney Wolfe Herd Chief Executive Officer	2020	637,500	—	18,642,249	—	407,296	—	—	19,687,045
Tariq M. Shaukat President	2020	252,459	350,000	13,983,427	—	—	—	200,000	14,785,886
Anuradha B. Subramanian Chief Financial Officer	2020	125,410	190,000	4,072,367	—	19,690	—	10,000	4,417,467
Idan Wallichman Former Chief Financial Officer	2020	370,113	9,113,773	1,177,552	—	—	—	22,025	10,683,463

(1)

The amounts reported represent the named executive officer’s base salary earned during the fiscal year covered. With respect to Mr. Wallichman, the U.S. dollar amount shown with respect to Mr. Wallichman’s base salary is based on the average monthly British pound sterling—U.S. dollar exchange rate for 2020 of 1.284.

(2)

With respect to Mr. Shaukat, the amount shown in this column reflects the bonus to which he was entitled pursuant to the terms of his employment agreement so long as he did not resign without Good Reason (as defined therein) prior to December 31, 2020. See “—Narrative Disclosure to Summary Compensation Table—Employment and Service Agreements—Shaukat Agreement” below. With respect to Ms. Subramanian, the amount shown in this column reflects the one-time additional bonus payment of $150,000, which we paid to her in January 2021, and the portion of her sign-on bonus to which she was entitled to be paid within three business days following the commencement of her employment with us, in each case, pursuant to the terms of her employment agreement. With respect to Mr. Wallichman, the amount shown in this column reflects the aggregate Badoo Limited Bonus Program payouts for Mr. Wallichman earned in 2020 ($106,285 (based on the average monthly British pound sterling—U.S. dollar exchange rate for 2020 of 1.284)). With respect to Mr. Wallichman, the amount shown in this column also reflects the Transaction Bonus (as defined below) ($8,415,608), the Retention Bonus (as defined below) ($535,744 (based on the British pound sterling—U.S. dollar exchange rate on December 1, 2020 of 1.339)) and the Badoo Limited LTIP payout earned in 2020 ($56,136 (based on the British pound sterling—U.S. dollar exchange rate of 1.295 on November 1, 2020)). See “Narrative Disclosure to Summary Compensation Table—Transaction, Retention and Legacy Cash Bonus Opportunities—Mr. Wallichman.”

(3)

The amounts reported represent the aggregate grant-date fair value of the Class B Units of, in the case of Ms. Wolfe Herd, Buzz Holdings L.P. and, in the case of Mr. Shaukat and Ms. Subramanian, Buzz Management Aggregator L.P. (the “Class B Units”), awarded to them in 2020 and the Phantom Class B Units in Buzz Management Aggregator L.P. (the “Phantom Class B Units”) awarded to Mr. Wallichman in 2020, calculated in accordance with Financial Accounting Standards Board (the “FASB”) ASC Topic 718 (“Topic 718”), utilizing the assumptions discussed in Note 13, Stock-based Compensation, to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The 2.5x Exit-Vesting Class B Units (as defined below), 3.0x Exit-Vesting Class B Units (as defined below) and 3.5x Exit-Vesting Class B Units (as defined below) and the 2.5x Exit-Vesting Phantom Class B Units (as defined below), 3.0x Exit-Vesting Phantom Class B Units (as defined below) and 3.5x Exit-Vesting Phantom Class B Units (as defined below) are subject to market conditions and an implied performance condition as defined under applicable accounting standards. The grant date fair value of the 2.5x Exit-Vesting Class B Units, 3.0x Exit-Vesting Class B Units and 3.5x Exit-Vesting Class B Units and the 2.5x Exit-Vesting Phantom Class B Units, 3.0x Exit-Vesting Phantom Class B Units and 3.5x Exit-Vesting Phantom Class B Units was computed based upon the probable outcome of the performance conditions as of the grant date in accordance with Topic 718. Achievement of the performance conditions for the 2.5x Exit-Vesting Class B Units, 3.0x Exit-Vesting Class B Units and 3.0x Exit-Vesting Class B Units and the 2.5x Exit-Vesting Phantom Class B Units, 3.0x Exit-Vesting Phantom Class B Units and 3.5x Exit-Vesting Phantom Class B Units was not deemed probable on the grant date and, accordingly, no value is included in the table for these awards pursuant to the SEC’s disclosure rules. Assuming achievement of the performance conditions, the aggregate grant date fair values of the 2.5x Exit-Vesting Class B Units, 3.0x Exit-Vesting Class B Units and 3.5x Exit-Vesting Class B Units or the 2.5x Exit-Vesting Phantom Class B Units, 3.0x Exit-Vesting Phantom Class B Units and 3.5x Exit-Vesting Phantom Class B Units, as applicable, would have been: Ms. Wolfe Herd—$3,371,140, $3,044,901 and $2,848,666, respectively; Mr. Shaukat—$2,675,496, $2,479,728 and $2,301,132, respectively; Ms. Subramanian—$783,072, $717,816 and $668,424, respectively; and Mr. Wallichman $203,019, $181,267 and $168,019, respectively. In June 2020, the Company and Ms. Wolfe Herd agreed to reduce the aggregate number of Class B Units awarded to her in January 2020 by 1,352,730. There was no incremental compensation expense in connection with such modification.

(4)

The amount reported reflects the aggregate Legacy Bonus Program payouts for Mses. Wolfe Herd and Subramanian earned in 2020. In addition to amounts earned under the Bonus Program, Ms. Wolfe Herd received a bonus of $287,500 based on her performance against a scorecard of financial and strategic objectives. See “—Narrative Disclosure to Summary Compensation Table—Annual Bonus/Non-Equity Incentive Plan Compensation.”

(5)

Amounts in this column for Mr. Shaukat reflect the relocation payment and legal expense reimbursement to which he was entitled pursuant to his employment agreement. Amounts in the column for Ms. Subramanian reflect the legal expense reimbursement to which she was entitled pursuant to her employment agreement. See “—Narrative Disclosure to Summary Compensation Table—Employment and Service Agreements.” The amount in this column for Mr. Wallichman reflects the employer contribution to our UK defined contribution plan.

Narrative Disclosure to Summary Compensation Table

Employment and Service Agreements

Buzz Holdings L.P. entered into an employment agreement with Ms. Wolfe Herd, dated as of January 29, 2020, and Bumble Trading LLC entered into an employment agreement with each of Mr. Shaukat, dated as of July 12, 2020, and Ms. Subramanian, dated as of August 14, 2020, which we refer to as the Wolfe Herd agreement, the Shaukat agreement and the Subramanian agreement, respectively. Badoo Limited entered into a Service Agreement with Idan Wallichman, dated as of October 11, 2016, which was amended by an agreement between Mr. Wallichman and a former director of Worldwide Vision Limited, dated as of October 5, 2017, and which we refer to as the Wallichman agreement. In addition, Buzz Holdings L.P. entered into a retention bonus agreement, dated as of December 11, 2019, which modified certain aspects of Mr. Wallichman’s employment following the Sponsor Acquisition and which we refer to as the retention agreement, and is described below and under “—Transaction, Retention and Legacy Cash Bonus Opportunities—Mr. Wallichman—Retention Agreement.”

Wolfe Herd Agreement

The Wolfe Herd agreement provides that Ms. Wolfe Herd will serve as our Chief Executive Officer. The Wolfe Herd agreement has an initial term of three years that automatically renews on an annual basis unless terminated in accordance with the Wolfe Herd agreement. The Wolfe Herd agreement also provides for (i) an annual base salary of $650,000, subject to annual review and increase (but not decrease) by the board of directors and (ii) eligibility to receive an annual bonus, with a target bonus of $450,000. Ms. Wolfe Herd is also entitled to participate in our employee benefit arrangements, on terms and conditions no less favorable than available to any other senior executive and to receive certain perquisites, including continued maintenance of a leased vehicle for the remainder of the current lease term for such vehicle, childcare services when Ms. Wolfe Herd is traveling with her child (or children, as the case may be), and full-time security benefits at any of our offices or when Ms. Wolfe Herd is traveling under circumstances that pose a risk to Ms. Wolfe Herd, as reasonably determined by Ms. Wolfe Herd.

The Wolfe Herd agreement contains restrictive covenants, including confidentiality of information, assignment of certain intellectual property, non-competition, non-solicitation and mutual non-disparagement covenant. The confidentiality covenant and non-disparagement covenants have an indefinite term, and the non-competition and non-solicitation covenants are effective both during the executive’s employment with us and until the later of January 29, 2023 or the second anniversary of termination of employment. In addition, the Wolfe Herd agreement further provides for severance benefits, as described below under “—Termination and Change in Control Provisions.”

Shaukat Agreement

The Shaukat agreement provides that Mr. Shaukat will serve as our President. The Shaukat agreement further provides for “at will” employment, commencing on July 20, 2020, that will continue unless otherwise terminated in accordance with the Shaukat agreement. The Shaukat agreement provides for (i) an annual base salary of $560,000, subject to increase in our discretion from time to time; (ii) eligibility to receive a performance bonus; (iii) eligibility for a grant of Class B Units in Buzz Management Aggregator L.P.; (iv) paid vacation; and (v) participation in our employee benefit plans. Under the Shaukat agreement, Mr. Shaukat will be guaranteed a bonus equal to $350,000 in 2020 so long as Mr. Shaukat does not resign without “good reason” (as defined in the Shaukat agreement) before December 31, 2020 and, with respect to fiscal years beginning after 2020, will be eligible to earn a bonus with an annualized target of no less than $500,000. Mr. Shaukat is required to relocate to the Austin, Texas metropolitan area on or before July 31, 2021 and, upon commencement of his employment, received a lump-sum relocation payment of $175,000. Mr. Shaukat was entitled to reimbursement of up to $25,000 in reasonable legal fees incurred in the negotiation of the Shaukat agreement and Mr. Shaukat’s Class B Unit award agreement.

The Shaukat agreement contains restrictive covenants, including confidentiality of information, assignment of certain intellectual property, non-competition, non-solicitation and mutual non-disparagement covenants. The confidentiality covenant and non-disparagement covenants have an indefinite term, and the non-competition and non-solicitation covenants are effective both during the executive’s employment with us and, if termination of Mr. Shaukat’s employment occurs prior to July 20, 2022, until the 18-month anniversary of termination of employment or, if termination of Mr. Shaukat’s employment occurs on or after July 20, 2022, until the second anniversary of termination of employment. In addition, the Shaukat Agreement further provides for severance benefits, as described below under “—Termination and Change in Control Provisions.”

Subramanian Agreement

The Subramanian agreement provides that Ms. Subramanian will serve as our Chief Financial Officer. The Subramanian agreement further provides for “at will” employment, commencing on September 21, 2020, that will continue unless otherwise terminated in accordance with the Subramanian agreement. The Subramanian agreement provides for (i) an annual base salary of $450,000, subject to increase in our discretion from time to time; (ii) eligibility to receive a quarterly bonus, with a target bonus equal to 25% of Ms. Subramanian’s base salary for such quarter; (iii) eligibility for a grant of Class B Units in Buzz Management Aggregator L.P.; (iv) paid vacation; and (v) participation in our employee benefit plans. The Subramanian agreement also provides that if we elect to transition from a quarterly bonus program to an annual bonus program, Ms. Subramanian will be eligible to participate in such program, in fiscal year 2021 and beyond, on a level consistent with similarly situated executives and with a target bonus determined by us, provided that, for fiscal year 2021, Ms. Subramanian is guaranteed a bonus equal to 60% of Ms. Subramanian’s base salary. The Subramanian agreement also provides for (i) a one-time additional bonus payment of $150,000, payable no later than January 31, 2021; (ii) a sign-on bonus payment of $80,000, 50% of which is payable within three business days following Ms. Subramanian’s commencement of employment, with the remainder paid on the six-month anniversary of employment; and (iii) a lump-sum relocation payment of $100,000, payable in connection with Ms. Subramanian’s relocation to the Austin, Texas metropolitan area. Ms. Subramanian was entitled to reimbursement of up to $10,000 in reasonable legal fees incurred in the negotiation of the Subramanian agreement and Ms. Subramanian’s Class B Unit award agreement.

The Subramanian agreement contains restrictive covenants, including confidentiality of information, assignment of certain intellectual property, non-competition, non-solicitation and mutual non-disparagement covenants. The confidentiality covenant and non-disparagement covenants have an indefinite term, and the non-competition and non-solicitation covenants are effective both during the executive’s employment with us and until the first anniversary of termination of employment. In addition, the Subramanian Agreement further provides for severance benefits, as described below under “—Termination and Change in Control Provisions.”

Wallichman Agreement

The Wallichman agreement provides that Mr. Wallichman would serve as our Chief Financial Officer. Effective as of October 15, 2020 and in connection with the hiring of Ms. Subramanian, the current Chief Financial Officer, Mr. Wallichman’s title was changed to Principal, Office of the President. The Wallichman agreement provides for his employment, commencing on November 15, 2016, that will continue unless otherwise terminated in accordance with the Wallichman agreement. The Wallichman agreement provides for (i) an annual base salary of £160,000 (increased to £300,000 pursuant to Mr. Wallichman’s retention agreement); (ii) eligibility to receive a bonus of up to 25% of Mr. Wallichman’s base salary (increased to 30% pursuant to Mr. Wallichman’s retention agreement); (iii) paid holiday and sick leave; and (iv) participation in our pension benefits and our insurance schemes.

The Wallichman agreement contains restrictive covenants, including confidentiality of information, intellectual property rights, non-competition, non-solicitation and non-disparagement. The confidentiality covenant has an indefinite term, the non-disparagement provision is effective during the executive’s employment with us and the non-competition and non-solicitation covenants are effective during the executive’s employment with us and until the six-month anniversary of termination of employment, with respect to the non-competition covenant, and the first anniversary of termination of employment, with respect to the non-solicitation covenant. In addition, the Wallichman agreement provides for a notice period (or pay in lieu of notice), as described below under “—Termination and Change in Control Provisions.”

Pursuant to Mr. Wallichman’s retention agreement, following the Sponsor Acquisition, Mr. Wallichman (i) was required to continue to carry out his job functions and duties as Chief Financial Officer, unless our board otherwise determined or until the transition date (as defined below) occurred, and to perform other responsibilities and have other duties as reasonably requested by Buzz Holdings L.P. and (ii) agreed that neither the Sponsor Acquisition nor the transition of Mr. Wallichman’s role as Chief Financial Officer would not, by itself, constitute “good reason” under the retention agreement or any other employment-related agreements between us and Mr. Wallichman.

Mr. Wallichman’s retention agreement also provides for payment of the retention bonus in connection with specified terminations of employment, as described below under “—Termination and Change in Control Provisions.”

Base Salary

We provide each named executive officer with a base salary, reflective of the competitive marketplace, for the services that the executive officer performs for us. Base salary serves as the primary form of fixed compensation for our NEOs. Base salary can also impact other compensation and benefit opportunities, including annual bonuses, as such opportunities are expressed as a percentage of base salary. This compensation component constitutes a stable element of compensation while other compensation elements are variable. Base salaries are reviewed annually and may be increased based on the individual performance of the named executive officer, company performance, any change in the executive’s position within our business, the scope of his or her responsibilities, market intelligence and any changes thereto.

Annual Bonus/Non-Equity Incentive Plan Compensation

We believe it is important to provide rewards for specific results and behaviors that support our overall long-term business strategy. Accordingly, our executive officers have been generally eligible to earn cash bonuses, short-term incentives tied to our financial results, under our legacy Bumble app bonus program (the “Legacy Bonus Program”). Amounts our executive officers are eligible to earn under the Legacy Bonus Program are expressed as a percentage of base salary and executive officers are eligible to earn 25% of their total target bonus amount based on our performance for each fiscal quarter. The key performance indicators used in our Legacy Bonus Program are registrations, monthly active users (“MAUs”), and revenue, in each case for the Bumble App. These key performance indicators are given different weightings depending on the executive’s role within the organization.

In 2020, the only NEOs who were eligible to participate in the Legacy Bonus Program were Ms. Wolfe Herd and Ms. Subramanian. Ms. Wolfe Herd was eligible to earn a total target bonus equal to 25% of her base salary. She was eligible to earn 25% of this amount based on our performance in each fiscal quarter of 2020, subject to her continued employment with us on the respective payment date. 30% of Ms. Wolfe Herd’s total award opportunity under the Legacy Bonus Program in 2020 was based on registrations, 40% was based on MAUs and 30% was based on revenue. Since Ms. Subramanian commenced her employment with us on September 21, 2020, she was eligible to earn a total target bonus equal to 25% of her base salary earned during the fiscal quarter ending December 31, 2020 based on our performance during that fiscal quarter, subject to her continued employment with us on the payment date. 30% of Ms. Subramanian’s total award opportunity under the Legacy Bonus Program in 2020 was based on registrations, 40% was based on MAUs and 30% was based on revenue. Payouts under the Legacy Bonus Program in 2020 were uncapped and were proportional to the percentage of target performance achieved.

The amounts Mses. Wolfe Herd and Subramanian earned based on our performance in fiscal 2020 and in the fiscal quarter ended December 31, 2020, respectively, are reported in the “Non-Equity Incentive Compensation” column of the Summary Compensation Table.

In addition to amounts earned under the Legacy Bonus Program, Ms. Wolfe Herd was also eligible to receive a target bonus of $287,500 in 2020 based on her performance against a scorecard of financial and strategic objectives. The financial objectives included revenue, year-over-year growth, EBITDA margin, and MAUs at year end targets. The strategic objectives related to: internal culture and performance; innovation goals; and improvements to the user experience. In determining the amount payable to Ms. Wolfe Herd under this bonus award, the board of managers of the general partner of Bumble Holdings retained discretion to assign weightings to the metrics, and to exercise positive or negative discretion if they determine it is appropriate in the circumstances. In consideration of the Company’s achievement against the financial objectives and Ms. Wolfe Herd’s individual achievement against the strategic objectives in 2020, we determined to pay her the full target amount of $287,500. This amount is reported in the “Non-Equity Incentive Compensation” column of the Summary Compensation Table.

In 2020, Mr. Wallichman was entitled to earn a total target bonus equal to 30% of his base salary under the Badoo Limited bonus program (the “Badoo Limited Bonus Program”). He was eligible to earn 25% of this amount in each fiscal quarter of 2020, subject to his continued employment with us on the respective payment date. 50% of Mr. Wallichman’s total award opportunity under the Badoo Limited Bonus program was discretionary and was based on Ms. Wolfe Herd’s assessment of his performance. The other 50% of his total award opportunity paid out at a flat rate of 92% of target. Mr. Wallichman received a payout of $106,285 (based on the average monthly British pound sterling—U.S. dollar exchange rate for 2020 of 1.284) for 2020 under the Badoo Limited Bonus Program. This amount is reported in the “Bonus” column of the Summary Compensation Table.

In addition, in 2020, Mr. Shaukat and Ms. Subramanian were eligible to receive the bonus amounts to which they are entitled under their employment agreements. See “—Employment and Service Agreements.”

Transaction, Retention and Legacy Cash Bonus Opportunities – Mr. Wallichman

Transaction Bonus. In October 2019, in connection with the Sponsor Acquisition, we entered into an agreement with Mr. Wallichman pursuant to which, among other things, Mr. Wallichman agreed to forfeit his rights to any proceeds otherwise payable to him in the Sponsor Acquisition as our equity holder in exchange for a transaction bonus. Under this agreement, Mr. Wallichman was eligible to receive a transaction bonus of at least $5,000,000 (if the consideration paid in the Sponsor Acquisition was less than or equal to a specified threshold amount) but no more than $8,983,100 (if the consideration paid in the Sponsor Acquisition was equal to or greater than a specified maximum amount), with any bonus payment in between specified transaction values determined by linear interpolation. A portion of the transaction bonus corresponding to transaction-related contingent payments was held back and was payable if and when those transaction-related contingent payments were also made. In respect of this agreement, in February 2020, Mr. Wallichman received a transaction bonus equal to $8,306,373 and, in October 2020, received an amount equal to $109,235 in respect of the holdback portion. Additional amounts in respect of the holdback portion may be payable if additional transaction-related contingent payments are made.

Retention Agreement. In December 2019, in connection with the Sponsor Acquisition and to encourage Mr. Wallichman to remain employed with us, Buzz Holdings L.P. granted Mr. Wallichman a retention bonus equal to £400,000 ($535,744 based on the translation rate on December 1, 2020 of 1.339), subject to Mr. Wallichman’s continued employment with us through the earlier of (i) January 29, 2021 or (ii) the date that is three months following the earlier of (A) the date a new Chief Financial Officer is hired and (B) the date, if any, on which Mr. Wallichman experiences a material change in title, duties and responsibilities, measured in the aggregate, which we refer to as the transition date, and to his continued compliance with the terms of the retention agreement, including the satisfactory transition of his duties to our new Chief Financial Officer. The retention bonus is payable within 30 days following December 21, 2020, which is the three-month anniversary of the date that we hired Ms. Subramanian as our new Chief Financial Officer, subject to Mr. Wallichman’s continued employment on the payment date.

Badoo Limited Long-Term Incentive Plan. In connection with the Sponsor Acquisition and the integration of the Badoo and Bumble businesses, the legacy Badoo Limited long-term cash incentive plan, which we refer to as the Badoo Limited LTIP, was terminated. In connection with the termination of this arrangement, participants in the Badoo Limited LTIP were offered the opportunity to earn cash bonus amounts equal to certain amounts accrued in respect of the Badoo Limited LTIP at the time of the Sponsor Acquisition. In replacement of his rights under the Badoo Limited LTIP and in consideration of Mr. Wallichman’s release of claims in respect of the Badoo Limited LTIP, Mr. Wallichman was offered a cash bonus opportunity equal to £86,729 ($112,272 based on the average monthly translation rate on November 1, 2020 of 1.295) that vests and becomes payable with respect to 50% of such amount on each of November 28, 2020 and May 28, 2021, in each case, subject to his continued employment with Badoo Limited (or one of its affiliates) on such date.

Equity and Equity-Based Awards

Class B Units and Phantom Class B Units. In 2020, following the Sponsor Acquisition or, if later, following the service or employment commencement date, as applicable, directors (other than those affiliated with Blackstone) and employees, including Ms. Wolfe Herd, Mr. Shaukat, Ms. Subramanian and Mr. Wallichman, were granted long-term equity (or, in the case of Mr. Wallichman, equity-based) incentive awards designed to promote our interests and incentivize them to remain in our service. The long-term equity (or equity-based) incentive awards were granted, with respect to Ms. Wolfe Herd, in the form of Class B Units of Buzz Holdings L.P., with respect to Mr. Shaukat and Ms. Subramanian, in the form of Class B Units in Buzz Management Aggregator L.P. and, with respect to Mr. Wallichman, in the form of Phantom Class B Units of Buzz Management Aggregator L.P. For each Class B Unit of Buzz Management Aggregator L.P. issued to each director or employee, Buzz Holdings L.P. issues a Class B Unit of Buzz Holdings L.P. to Buzz Management Aggregator L.P. on a one-to-one basis.

The Class B Units were “profits interests” under U.S. federal income tax law having economic characteristics similar to stock appreciation rights (i.e., representing the right to share in any increase in the equity value of Buzz Holdings L.P. that exceeds specified thresholds). Phantom Class B Units were granted to employees who are located outside of the United States and were “phantom” interests (i.e., a notional interest representing the right to receive a payment in cash and/or in kind, as determined in our discretion, upon a distribution by Buzz Management Aggregator L.P. to a specified corresponding Class B Unit).

The Class B Units and Phantom Class B Units were divided into Time-Vesting Class B Units and Time-Vesting Phantom Class B Units (60% of the Class B Units and Phantom Class B Units granted) and Exit-Vesting Class B Units and Exit-Vesting Phantom Class B Units (40% of the Class B Units and Phantom Class B Units granted, of which one third were 2.5x Exit-Vesting Class B Units or 2.5x Exit-Vesting Phantom Class B Units, one third were 3.0x Exit-Vesting Class B Units or 3.0x Exit-Vesting Phantom Class B Units and one third are 3.5x Exit-Vesting Class B Units or 3.5x Exit-Vesting Phantom Class B Units, as applicable). Unvested Class B Units were not entitled to distributions from Buzz Management Aggregator L.P., and unvested Phantom Class B Units were not entitled to any payments or benefits. In January 2020, Beehive Holdings II, LP, a Delaware limited partnership controlled by Ms. Wolfe Herd, was granted 81,764,248 Class B Units of Buzz Holdings L.P., which number was later reduced, with the consent of Ms. Wolfe Herd, in June 2020 to 80,411,518 Class B Units of Buzz Holding L.P. In August 2020, September 2020 and June 2020, respectively, Mr. Shaukat, Ms. Subramanian and Mr. Wallichman were granted the following number of Class B Units or Phantom Class B Units, as applicable, of Buzz Management Aggregator L.P.: Mr. Shaukat, 24,532,328 Class B Units; Ms. Subramanian, 8,177,433 Class B Units; and Mr. Wallichman, 5,451,628 Phantom Class B Units. The grant date fair values, calculated in accordance with FASB Topic 718, for these awards are reported in the Summary Compensation Table.

The specific sizes of the Class B Unit or Phantom Class B Units grants, as applicable, made to our named executive officers were determined in consideration of Blackstone’s practices with respect to management equity programs at other private companies in its portfolio and the executive officer’s position and level of responsibilities with us, and, with respect to Ms. Wolfe Herd, her role as founder.

Terms of the Class B Units and Phantom Class B Units

The vesting terms of the Class B Units and the Phantom Class B Units were as follows:

•

The Time-Vesting Class B Units and Time-Vesting Phantom Class B Units would have vested over 5 years, with 20% vesting on each of the first five anniversaries of a specified vesting reference date, subject to continued employment or service through each applicable vesting date.

•

The 2.5x Exit-Vesting Class B Units and 2.5x Exit-Vesting Phantom Class B Units would have vested when and if Blackstone received cash proceeds (or, solely with respect to Ms. Wolfe Herd’s Class B Unit award agreement, marketable securities) in respect of its Class A units in Buzz Holdings L.P. equal to (x) a 2.5x multiple on its investment and (y) a 17.5% annualized internal rate of return on its investment, subject to the executive’s continued employment or service through each applicable vesting date.

•

The 3.0x Exit-Vesting Class B Units and 3.0x Exit-Vesting Phantom Class B Units would have vested when and if Blackstone received cash proceeds (or, solely with respect to Ms. Wolfe Herd’s Class B Unit award agreement, marketable securities) in respect of its Class A units in Buzz Holdings L.P. equal to (x) a 3.0x multiple on its investment and (y) a 17.5% annualized internal rate of return on its investment, subject to the executive’s continued employment or service through each applicable vesting date.

•

The 3.5x Exit-Vesting Class B Units and 3.5x Exit-Vesting Phantom Class B Units would have vested when and if Blackstone received cash proceeds (or, solely with respect to Ms. Wolfe Herd’s Class B Unit award agreement, marketable securities) in respect of its Class A units in Buzz Holdings L.P. equal to (x) a 3.5x multiple on its investment and (y) a 17.5% annualized internal rate of return on its investment, subject to the executive’s continued employment or service through each applicable vesting date.

Subject to the call rights described below, in connection with a termination of employment for “cause” or in the event of a “restrictive covenant violation” (each as defined in the Class B Unit award agreements), all Class B Units, whether vested or unvested, would be immediately forfeited. In connection with a termination of employment for “cause,” a resignation by an executive when grounds for “cause” exist or in the event of a “restrictive covenant violation” (each as defined in the Phantom Class B Unit plan), all Phantom Class B Units, whether vested or unvested, would immediately be forfeited. In addition, other than the potential vesting that may have occurred in connection with certain terminations of employment or change in control events described under “—Termination and Change in Control Provisions—Equity and Equity-Based Awards,” all unvested Class B Units and Phantom Class B Units, as applicable, would be forfeited upon a named executive officer’s termination of employment.

The Class B Units held by Ms. Wolfe Herd, Mr. Shaukat and Ms. Subramanian were subject to call rights as set forth in the applicable Class B Unit award agreement, as follows:

•

If the named executive officer’s employment with us was terminated by us for cause, if the named executive officer resigned employment when grounds for cause existed, or if a restrictive covenant violation occurred, we had the right, but not the obligation, for a 12-month period following such termination of employment or restrictive covenant violation, as applicable, to purchase the vested Class B Units held by such named executive officer at a price per Class B Unit equal to the lesser of fair market value and cost, which means that such vested Class B Units would have been effectively forfeited;

•

If the named executive officer’s employment with us was terminated for any reason other than as set forth above, we had the right, but not the obligation, for a 12-month period following such termination of employment, to purchase the vested Class B Units held by such named executive officer at a price per Class B Unit equal to fair market value; or

•

Solely with respect to Mr. Shaukat or Ms. Subramanian, if the named executive officer engaged in any “competitive activity” (as defined in the applicable Class B Unit award agreement), regardless of whether such engagement constituted a restrictive covenant violation, we had the right, but not the obligation, for a 12-month period following such engagement in a competitive activity, to purchase the vested Class B Units held by such named executive officer at a price per Class B Unit equal to fair market value.

In connection with our IPO, we waived the call rights described above, other than the call right applicable upon the occurrence of a restrictive covenant violation, which will continue to apply to the Incentive Units received by Mses. Wolfe Herd and Subramanian and Mr. Shaukat in the Reclassification in respect of their Class B Units.

Upon a termination of employment other than (i) for cause or (ii) a resignation by Mr. Wallichman when grounds for cause existed, and other than upon a restrictive covenant violation, vested Phantom Class B Units would have remained outstanding or, at our election, were subject to cancellation and payment therefor, as follows:

•

If the named executive officer’s employment with us was terminated for any reason other than (i) for cause or (ii) a resignation by the executive when grounds for cause existed, and other than upon a restrictive covenant violation, we had the right, but not the obligation, for a 12-month period following such termination of employment or restrictive covenant violation, as applicable, to cancel any vested Phantom Class B Units held by such named executive officer for an amount equal to the fair market value of such vested Phantom Class B Units.

•

If the named executive engaged in any “competitive activity” (as defined in the Phantom Class B Unit plan), regardless of whether such engagement constituted a restrictive covenant violation, we had the right, but not the obligation, for a 12-month period following such engagement in a competitive activity, to cancel any vested Phantom Class B Units held by such named executive officer for an amount equal to the fair market value of such vested Phantom Class B Units.

The RSUs received by Mr. Wallichman in respect of his Phantom Class B Units in connection with the IPO are not subject to call rights.

In addition, as a condition to receiving their Class B Units, each of Ms. Wolfe Herd, Mr. Shaukat and Ms. Subramanian was required to enter into an incentive unit award agreement with Buzz Management Aggregator L.P. and/or Buzz Holdings L.P., as applicable, and become a party to the amended and restated limited partnership agreement of Buzz Management Aggregator L.P. and/or Buzz Holdings L.P., as applicable, and the Securityholders Agreement. As a condition to receiving his Phantom Class B Units, Mr. Wallichman was required to enter into an incentive unit award agreement with Buzz Management Aggregator L.P. and his employer, Badoo Limited. In addition, as a condition of receiving the Class B Units or the Phantom Class B Units, as applicable, each of the named executive officers agreed to certain restrictive covenants, including confidentiality of information, non-competition, non-solicitation and non-disparagement covenants. In the case of Ms. Wolfe Herd and Mr. Shaukat, the non-disparagement covenant is mutual. The confidentiality covenant and non-disparagement covenants have an indefinite term, and the non-competition and non-solicitation covenants are effective both during the executive’s employment with us and for a period following termination of employment, as follows: Mses. Wolfe Herd and Subramanian and Mr. Wallichman, until the later of January 29, 2023 or the second anniversary of termination of employment and Mr. Shaukat, if termination of Mr. Shaukat’s employment occurs prior to July 20, 2022, until the 18-month anniversary of termination of employment or, if termination of Mr. Shaukat’s employment occurs on or after July 20, 2022, until the second anniversary of termination of employment. Class B Units, Phantom Class B Units and proceeds received in respect thereof are subject to customary clawback upon a termination of employment by us for cause, a resignation by a named executive officer where grounds for cause exist or certain restrictive covenant violations.

Purchased Units. In connection with the Sponsor Acquisition, Ms. Wolfe Herd reinvested in Class A units of Buzz Holdings L.P. and, in connection with their commencement of employment, certain key executives were provided with the opportunity to invest in Class A units of Buzz Management Aggregator L.P. This investment opportunity further aligns the individual’s financial interests with those of our equity-owners. As of the date of our IPO, Beehive Holdings III, LP, a Delaware limited partnership controlled by Ms. Wolfe Herd, invested in 286,198,242 Class A units of Buzz Holdings L.P. (which amount reflects the settlement of the loan to our Founder as described under “Item 13―Certain Relationships and Related Person Transactions, and Director Independence—Sponsor Acquisition—Loan to Our Founder”) and Mr. Shaukat invested in 1,000,000 Class A units of Buzz Management Aggregator L.P. In connection with the Reclassification, Class A units held by Ms. Wolfe Herd and Mr. Shaukat were directly or indirectly reclassified into Common Units of Bumble Holdings. For additional information, see “Item 7―Management’s Discussion and Analysis of Financial Condition and Results of Operations―Initial Public Offering, Reorganization Transactions and Offering Transactions―Reorganization Transactions” and “Item 13―Certain Relationships and Related Person Transactions, and Director Independence”.

In connection with our IPO, all Class B Units held by our NEOs were converted into Incentive Units and the Phantom Class B Units held by Mr. Wallichman were converted into RSUs in respect of a number of shares of our Class A common stock. In addition, Mr. Wallichman was granted options to purchase shares of Class A common stock. See “―Conversion of Class B Units and Phantom Class B Units” below.

Retirement and Other Benefits

Our named executive officers are eligible to receive the same benefits we provide, and to participate in all plans we offer, to other full-time employees, including: health and dental insurance; group term life insurance; long-term disability insurance; other health and welfare benefits; as to Mses. Wolfe Herd and Subramanian and Mr. Shaukat, our 401(k) Savings Plan; as to Mr. Wallichman, our UK defined contribution plan; and other voluntary benefits.

Outstanding Equity Awards at December 31, 2020

The following table provides information regarding outstanding equity awards made to our named executive officers as of December 31, 2020.

	Stock Awards
Name	Number of Shares or Units of Stock That Have Not Vested (#)(1)	Market Value of Shares or Units of Stock That Have Not Vested ($)(2)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)(3)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)(4)
Whitney Wolfe Herd	48,246,911	110,904,730	32,164,607	49,241,700
Tariq M. Shaukat	14,719,397	33,835,342	9,812,931	15,022,892
Anuradha B. Subramanian	4,906,466	10,787,801	3,270,977	4,789,784
Idan Wallichman	3,270,977	7,518,965	2,180,651	3,338,420

(1)

With respect to Mses. Wolfe Herd and Subramanian and Mr. Shaukat, reflects Time-Vesting Class B Units that vest as to 20% of such units on each of the first five anniversaries of the applicable Vesting Reference Date. The Vesting Reference Date for Ms. Wolfe Herd’s Class B Units is January 29, 2020; the Vesting Reference Date for Mr. Shaukat’s Class B Units is July 20, 2020; and the Vesting Reference Date for Ms. Subramanian’s Class B Units is September 21, 2020. With respect to Mr. Wallichman, reflects Time-Vesting Phantom Class B Units that vest as to 20% of such units on each of the first five anniversaries of the Vesting Reference Date, which is January 29, 2020. See “Narrative Disclosure to Summary Compensation Table—Equity and Equity-Based Awards.” Ms. Wolfe Herd, Mr. Shaukat and Ms. Subramanian received 3,536,587, 1,078,959 and 359,654 Incentive Units, respectively, in the Reclassification in respect of their Time-Vesting Class B Units set forth in the table above and Mr. Wallichman received 174,860 RSUs in respect of his Time-Vesting Phantom Class B Units set forth in the table above in connection our IPO.

(2)

Based on the appreciation in the equity value of Buzz Holdings L.P. and Buzz Management Aggregator L.P. from and after the date of grant. The equity value of Buzz Holdings L.P. and Buzz Management Aggregator L.P. is based upon the initial public offering price of $43.00 per share of Class A common stock.

(3)

With respect to Mses. Wolfe Herd and Subramanian and Mr. Shaukat, reflects Exit-Vesting Class B Units (of which one third are 2.5x Exit-Vesting Class B Units, one third are 3.0x Exit-Vesting Class B Units and one third are 3.5x Exit-Vesting Class B Units). With respect to Mr. Wallichman, reflects Exit-Vesting Phantom Class B Units (of which one third are 2.5x Exit-Vesting Phantom Class B Units, one third are 3.0x Exit-Vesting Phantom Class B Units and one third are 3.5x Exit-Vesting Phantom Class B Units). The vesting terms of these Exit-Vesting Class B Units and Exit-Vesting Phantom Class B Units are described under “Narrative Disclosure to Summary Compensation Table—Equity and Equity-Based Awards.”

(4)

Based on the appreciation in the equity value of Buzz Holdings L.P. and Buzz Management Aggregator L.P. from and after the date of grant. The equity value of Buzz Holdings L.P. and Buzz Management Aggregator L.P. had appreciated to a level that would have created value in the 2.5x and 3.0x Exit-Vesting Class B Units and 2.5x and 3.0x Exit-Vesting Phantom Class B Units based upon the initial public offering price of $43.00 per share of Class A common stock. Ms. Wolfe Herd, Mr. Shaukat and Ms. Subramanian received 2,357,724, 719,306 and 239,768 Incentive Units, respectively, in the Reclassification in respect of their Exit-Vesting Class B Units set forth in the table above and Mr. Wallichman received 116,573 RSUs in respect of his Exit-Vesting Phantom Class B Units set forth in the table above in connection with our IPO.

Compensation Arrangements Adopted in Connection with our IPO

Omnibus Incentive Plan

In connection with our IPO, effective February 10, 2021 our Board of Directors adopted, and our stockholders approved, the Bumble Inc. 2021 Omnibus Incentive Plan, which we refer to as the Omnibus Incentive Plan. The purpose of our Omnibus Incentive Plan is to provide a means through which to attract and retain key personnel and to provide a means whereby our directors, officers, employees, consultants and advisors can acquire and maintain an equity interest in us, or be paid incentive compensation, including incentive compensation measured by reference to the value of our shares of Class A common stock, thereby strengthening their commitment to our welfare and aligning their interests with those of our stockholders.

Employee Stock Purchase Plan

In connection with our IPO, effective February 10, 2021, our Board of Directors adopted and stockholders approved, the Bumble Inc. 2021 Employee Stock Purchase Plan, which we refer to as the ESPP. The ESPP is intended to give eligible employees an opportunity to acquire shares of our common stock and promote our best interests and enhance our long-term performance.

The ESPP is intended to qualify as an “employee stock purchase plan” under Section 423 of the Code. We may also authorize offerings under the ESPP that are not intended to comply with the requirements of Section 423 of the Code, which may, but are not required to, be made pursuant to any rules, procedures or sub-plans adopted by the compensation committee of our Board of Directors for such purpose.

Conversion of Class B Units and Phantom Class B Units

Class B Units

All Class B Units held by Continuing Incentive Unitholders, including Mses. Wolfe Herd and Subramanian and Mr. Shaukat and Mses. Mather, Steele, Atchison, Thomas-Graham and Mr. Bromberg, were converted into Incentive Units in connection with the Reclassification. The Incentive Units are subject to the same terms and conditions as applied to the Class B Units immediately prior to the Reclassification, except with respect to the waiver of certain call rights, as described above in “Narrative Disclosure to Summary Compensation Table—Equity and Equity-Based Awards.” The numbers of Incentive Units received by each of our NEOs in connection with the Reclassification are set forth in the footnotes to the “Outstanding Equity Awards at December 31, 2020” table above and the numbers of Incentive Units received by each of our directors in connection with the Reclassification are set forth in the footnotes to the “Director Compensation in 2020” table below.

Phantom Class B Units

In connection our IPO, Phantom Class B Units were converted into RSUs in respect of a number of shares of Class A common stock. The number of RSUs issued in respect of the Phantom Class B Units was determined based on the payment to which such Phantom Class B Units would be entitled pursuant to the terms of the Phantom Class B Unit plan, assuming the Company were to be sold at a value derived from the initial public offering price (i.e., a payment in an amount equal to the proceeds distributable to a corresponding Class B Unit upon such event, as described above). Vested Phantom Class B Units were converted into fully vested RSUs and unvested Phantom Class B Units were converted into unvested RSUs. Each RSU entitles the Phantom Class B Unitholder to a share of Class A common stock upon settlement, which shall occur within 45 days following the later of (i) vesting and (ii) 180 days following our IPO. The unvested RSUs are subject to vesting terms that are the same as those applicable to the unvested Phantom Class B Units immediately prior to our IPO, as described above. The number of RSUs granted to Mr. Wallichman in respect of his Phantom Class B Units is set forth in the footnotes to the “Outstanding Equity Awards at December 31, 2020” table above. Mses. Wolfe Herd, Subramanian, Atchison, Mather, Steele and Thomas-Graham and Messrs. Bromberg and Shaukat did not receive a grant of RSUs as they are Continuing Incentive Unitholders.

Equity Award Grants

In connection with the Reclassification, we granted options to purchase shares of Class A common stock under the Omnibus Incentive Plan to Converting Class B Unitholders and to Phantom Class B Unitholders, in substitution for a portion of the economic benefit to which the Class B Units and Phantom Class B Units were entitled prior to our IPO that was not reflected in the conversion of Class B Units and Phantom Class B Units to shares of Class A common stock and RSUs, respectively. These stock options have an exercise price per share that is equal to the initial public offering price per share ($43.00). The precise number of stock options we granted in respect of Class B Units or Phantom Class B Units held by Converting Class B Unitholders or Phantom Class B Unitholders, respectively, was based on the initial public offering price. These stock options will vest, for employees who are part of our executive leadership team (including Mr. Wallichman), on the same vesting terms as those applicable to the Phantom Class B Units prior to our IPO, and, for all other employees, in equal annual installments over four years following a specified vesting reference date, which is February 10, 2021. The number of stock options granted to Mr. Wallichman was 105,569. Mses. Wolfe Herd, Subramanian, Atchison, Mather, Steele and Thomas-Graham and Messrs. Bromberg and Shaukat did not receive a grant of stock options as they are Continuing Incentive Unitholders.

Termination and Change in Control Provisions

Severance Arrangements

Ms. Wolfe Herd. Pursuant to the terms of the Wolfe Herd agreement, if Ms. Wolfe Herd’s employment is terminated (i) by us without “cause” (as defined in the Wolfe Herd agreement) and not due to her death or disability or (ii) for “good reason” (as defined in the Wolfe Herd agreement) by Ms. Wolfe Herd, Ms. Wolfe Herd will be entitled to receive the following severance payments and benefits, in addition to certain accrued obligations (including any earned but unpaid prior year annual bonus):

•	an amount equal to 12 months’ base salary, payable in equal monthly installments over 12 months;

•	an amount equal to the target bonus for the year of termination of employment, payable within 60 days following such termination of employment; and

•

if Ms. Wolfe Herd timely elects continued coverage under the Consolidated Omnibus Budget Reconciliation Act of 1985 (COBRA), continued medical and dental coverage, at active employee rates, for up to 12 months following termination of employment or, if earlier, until the date on which Ms. Wolfe Herd becomes eligible for medical and/or dental coverage from a subsequent employer.

In addition, upon a termination of Ms. Wolfe Herd’s employment due to her death or as a result of her disability, in addition to certain accrued obligations (including any earned but unpaid prior year annual bonus), Ms. Wolfe Herd will be entitled to a pro-rated bonus for the year of termination of employment, based on actual performance and paid no later than two and one-half months after the end of the applicable performance period, which we refer to as the pro-rated bonus.

Our obligation to provide the severance payments and benefits are contingent upon Ms. Wolfe Herd’s execution and non-revocation of a release of claims and Ms. Wolfe Herd’s continued compliance, in all material respects, with any existing non-competition, non-solicitation and confidentiality agreements with us.

Mr. Shaukat. Pursuant to the terms of the Shaukat agreement, if Mr. Shaukat’s employment is terminated (i) by us without “cause” (as defined in the Shaukat agreement) and not due to his death or disability or (ii) for “good reason” (as defined in the Shaukat agreement), Mr. Shaukat will be entitled to receive the following severance payments and benefits, in addition to certain accrued obligations (including any earned but unpaid prior year annual bonus):

•

if such termination of employment occurs (i) prior to July 20, 2022, an amount equal to the sum of (x) 18 months’ base salary and (y) 150% of Mr. Shaukat’s target annual bonus or (ii) on or following July 20, 2022, an amount equal to the sum of (x) 24 months’ base salary and (y) 200% of Mr. Shaukat’s target annual bonus, in each case, payable in equal monthly installments over 18 months or 24 months, as applicable; and

•	if Mr. Shaukat timely elects continued coverage under COBRA, continued medical and dental coverage, at active employee rates.

In addition, upon a termination of Mr. Shaukat’s employment due to his death or as a result of his disability, in addition to certain accrued obligations (including any earned but unpaid prior year annual bonus), Mr. Shaukat will be entitled to the pro-rated bonus.

Our obligation to provide the severance payments and benefits listed above are contingent upon Mr. Shaukat’s execution and non-revocation of a release of claims and Mr. Shaukat’s continued compliance with any existing non-competition, non-solicitation and confidentiality agreements with us.

Ms. Subramanian. Pursuant to the terms of the Subramanian agreement, if Ms. Subramanian’s employment is terminated (i) by us without “cause” (as defined in the Subramanian agreement) and not due to her death or disability or (ii) terminated for “good reason” (as defined in the Subramanian agreement) by Ms. Subramanian, Ms. Subramanian will be entitled to receive the following severance payments and benefits, in addition to certain accrued obligations (including any earned but unpaid prior performance period bonus) and payment of any unpaid portion of Ms. Subramanian’s additional bonus payment and/or sign-on bonus payment (as described in more detail above in “—Narrative Disclosure to Summary Compensation Table—Employment and Service Agreements—Subramanian Agreement”):

•	an amount equal to 12 months’ base salary, payable in equal monthly installments over 12 months;

•	the pro-rated bonus; and

•

if Ms. Subramanian timely elects continued coverage under COBRA, continued medical and dental coverage, at active employee rates, for up to 12 months following termination of employment or, if earlier, until the date on which Ms. Subramanian becomes eligible for medical and/or dental coverage from a subsequent employer.

In addition, upon a termination of Ms. Subramanian’s employment due to her death or as a result of her disability, in addition to certain accrued obligations (including any earned but unpaid prior year annual bonus), Ms. Subramanian will be entitled to the pro-rated bonus.

Our obligation to provide the severance payments and benefits listed above are contingent upon Ms. Subramanian’s execution and non-revocation of a release of claims and Ms. Subramanian’s continued compliance with any existing non-competition, non-solicitation and confidentiality agreements with us.

Mr. Wallichman. Pursuant to the terms of the Wallichman agreement, we are required to give Mr. Wallichman 12 months’ prior notice of termination of his employment, other than for a termination of employment by us for “cause” (as described in the Wallichman agreement) and, Mr. Wallichman is required to give us six months’ prior notice of termination of his employment, which 12 or six month period, as applicable, we refer to as the notice period. In our discretion, we may terminate the notice period and pay to Mr. Wallichman, in lieu of notice, amounts otherwise payable to Mr. Wallichman during the notice period (or remainder thereof) as provided in the applicable agreements.

In addition, pursuant to the terms of Mr. Wallichman’s retention agreement, if Mr. Wallichman’s employment is terminated by us without cause or by Mr. Wallichman for “good reason” (as defined in Mr. Wallichman’s retention agreement), Mr. Wallichman will be paid the retention bonus, if unpaid, within 30 days following his termination of employment or, if sooner, on the date that the retention bonus would otherwise have been paid.

Equity and Equity-Based Awards

Termination without “cause” or by executive for “good reason”

Ms. Wolfe Herd. In the event that Ms. Wolfe Herd’s employment is terminated by us without “cause” or by Ms. Wolfe Herd for “good reason” (each as defined in the Wolfe Herd agreement), an additional 20% of the Time-Vesting Incentive Units will become vested upon such termination of employment. Furthermore, the 2.5x Exit-Vesting Incentive Units, 3.0x Exit-Vesting Incentive Units and 3.5x Exit-Vesting Incentive Units will remain eligible to vest for 180 days following termination of employment if the applicable Exit-Vesting criteria discussed above under “—Narrative Disclosure Summary to Compensation Table—Equity and Equity-Based Awards—Class B Units and Phantom Class B Units” is satisfied during such 180-day period (including upon a change in control event that occurs during such period, as described below).

Mr. Shaukat, Ms. Subramanian and Mr. Wallichman. There is no additional vesting with respect to the Incentive Units or RSUs and stock options, as applicable, held by Mr. Shaukat, Ms. Subramanian or Mr. Wallichman upon a termination of employment by us without cause (other than as set forth below following a change in control event) or by Mr. Shaukat, Ms. Subramanian or Mr. Wallichman for good reason.

Change in Control

Ms. Wolfe Herd. If a change in control (generally defined to include the acquisition of a majority of Bumble Holdings by a third party) occurs while Ms. Wolfe Herd is employed or providing services, all unvested Time-Vesting Incentive Units will become fully vested on an accelerated basis. Furthermore, the 2.5x Exit-Vesting Incentive Units, 3.0x Exit-Vesting Incentive Units and 3.5x Exit-Vesting Incentive Units will vest to the extent the applicable vesting criteria discussed above under “—Narrative Disclosure Summary to Compensation Table—Equity and Equity-Based Awards—Class B Units and Phantom Class B Units” is satisfied in connection with such change in control event. Any such 2.5x Exit-Vesting Incentive Units, 3.0x Exit-Vesting Incentive Units and 3.5x Exit-Vesting Incentive Units that do not vest in connection with the change in control event will remain outstanding and eligible to vest in connection with the receipt by Blackstone of cash or marketable securities (as determined in accordance with Ms. Wolfe Herd’s Incentive Unit award agreement) in respect of its investment prior to Ms. Wolfe Herd’s termination of employment with us or, if applicable, during the 180-day period following termination of employment by us without “cause” or by Ms. Wolfe Herd for “good reason.”

Mr. Shaukat, Ms. Subramanian and Mr. Wallichman. If a change in control occurs while Mr. Shaukat, Ms. Subramanian or Mr. Wallichman is employed or providing services, and, within the two-year period following such change in control event, the employment of Mr. Shaukat, Ms. Subramanian or Mr. Wallichman, as applicable, is terminated by us (or a successor) without cause, then all then-unvested outstanding Time-Vesting Incentive Units or Time-Vesting RSUs and stock options, as applicable (or substitute equity or consideration of a successor or its affiliate, as applicable), will become vested upon such termination of employment. Furthermore, the 2.5x Exit-Vesting Incentive Units, 2.5x Exit-Vesting RSUs or 2.5x Exit-Vesting stock options, 3.0x Exit-Vesting Incentive Units, 3.0x Exit-Vesting RSUs or 3.0x Exit-Vesting stock options and 3.5x Exit-Vesting Incentive Units, 3.5x Exit-Vesting

RSUs or 3.5x Exit-Vesting stock options, as applicable, will vest to the extent the applicable vesting criteria discussed above under “—Narrative Disclosure Summary to Compensation Table—Equity and Equity-Based Awards—Class B Units and Phantom Class B Units” is satisfied in connection with such change in control event.

Director Compensation in 2020

Employee directors and directors who are employed by the Sponsor receive no additional compensation for serving as directors. However, all directors are reimbursed for their reasonable out-of-pocket expenses related to their service as directors. Accordingly, none of our directors, other than Mses. Atchison, Mather, Thomas-Graham and Steele and Mr. Bromberg, received compensation for the year ended December 31, 2020.

For the year ended December 31, 2020, Ms. Mather, as Chair of the board of managers of the general partner of Bumble Holdings (the “board of managers”), was entitled to an annual cash retainer in the amount of $300,000, payable quarterly in arrears, pro-rated for her period of service, and each of Mses. Atchison, Thomas-Graham and Steele and Mr. Bromberg was entitled to an annual cash retainer in the amount of $75,000, payable quarterly in arrears, pro-rated, in each case, for her or his period of service.

In addition, in connection with their appointments to the board of managers, on June 19, 2020, we granted Ms. Mather 5,451,628 Class B Units, on August 8, 2020, we granted each of Ms. Steele and Mr. Bromberg 1,362,907 Class B Units, on September 11, 2020, we granted Ms. Thomas-Graham 1,362,907 Class B Units and on October 29, 2020, we granted Ms. Atchison 1,362,907 Class B Units. Like the Class B Units granted to our named executive officers, the Class B Units granted to our directors consist of a time-vesting portion (60% of the Class B Units granted), and an exit-vesting portion (40% of the Class B Units granted, of which one third are 2.5x Exit-Vesting Class B Units, one third are 3.0x Exit-Vesting Class B Units, and one third are 3.5x Exit-Vesting Class B Units). For a description of the vesting terms of the Class B Units granted to our directors, see “—Narrative Disclosure to Summary Compensation Table—Equity and Equity-Based Awards—Class B Units and Phantom Class B Units.”

As a condition to receiving their Class B Units, each of the directors was required to enter into an incentive unit award agreement with Buzz Management Aggregator L.P. and Buzz Holdings L.P. and become a party to the amended and restated limited partnership agreement of Buzz Management Aggregator L.P., Buzz Holdings L.P. and the Securityholders Agreement. Additionally, as a condition of receiving their Class B Units, the directors agreed to certain restrictive covenants, including confidentiality of information, non-disparagement and non-solicitation. The confidentiality covenant has an indefinite term, the non-disparagement covenant has an indefinite term and the non-solicitation covenant applies during each director’s service with us until the later of January 29, 2023 and the second anniversary of termination of service. Class B Units and proceeds received in respect thereof are subject to customary clawback upon a termination of service with us for cause, a resignation by a director when grounds for cause exist or certain restrictive covenant violations.

In connection with the Reclassification, the Class B Units held by our directors were converted into Incentive Units as described above under “―Conversion of Class B Units and Phantom Class B Units”.

In addition, in connection with our IPO and following the Reclassification, we also granted 99,904 Incentive Units of Bumble Holdings to Amy M. Griffin, a non-employee director, in connection with her commencement of service. These Incentive Units have a per unit participation threshold equal to the public offering price per share of Class A common stock ($43.00).

In connection with our IPO, our board of directors determined that (a) our non-employee directors other than our Chair who are not employed by our sponsor will continue to be entitled to an annual cash retainer in the amount of $75,000, payable quarterly in arrears, pro-rated, in each case, for the director’s period of service, for their service on our board of directors and (b) our Chair will continue to be entitled to an annual cash retainer in the amount of $300,000, payable quarterly in arrears, pro-rated for her period of service, for her service on our board of directors.

The following table provides summary information concerning compensation paid or accrued by us to or on behalf of our non-employee directors for services rendered to us as members of the board of managers during the last fiscal year.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)(2)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Ann Mather	244,262	1,177,552	—	—	—	—	1,421,814
Vishal R. Amin	—	—	—	—	—	—	—
Christine L. Anderson	—	—	—	—	—	—	—
R. Lynn Atchison	13,115	719,615	—	—	—	—	732,730
Sachin J. Bavishi	—	—	—	—	—	—	—
Matthew S. Bromberg	37,705	776,857	—	—	—	—	814,562
Amy M. Griffin (3)	—	—	—	—	—	—	—
Jonathan C. Korngold	—	—	—	—	—	—	—
Jennifer B. Morgan (3)	—	—	—	—	—	—	—
Kelley E. Morrell	—	—	—	—	—	—	—
Elisa A. Steele	37,705	776,857	—	—	—	—	814,562
Pamela Thomas-Graham	30,943	678,728	—	—	—	—	709,671

(1)

The amounts reported represent the aggregate grant-date fair value of the Class B Units awarded to the director in 2020, calculated in accordance with FASB ASC Topic 718 (“Topic 718”), utilizing the assumptions discussed in Note 13, Stock-based Compensation, to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K. Such grant-date fair value does not take into account any estimated forfeitures related to service-vesting conditions. The 2.5x Exit-Vesting Class B Units, 3.0x Exit-Vesting Class B Units and 3.5x Exit-Vesting Class B Units are subject to market conditions and an implied performance condition as defined under applicable accounting standards. The grant date fair value of the 2.5x Exit-Vesting Class B Units, 3.0x Exit-Vesting Class B Units and 3.5x Exit-Vesting Class B Units was computed based upon the probable outcome of the performance conditions as of the grant date in accordance with Topic 718. Achievement of the performance conditions for the 2.5x Exit-Vesting Class B Units, 3.0x Exit-Vesting Class B Units and 3.0x Exit-Vesting Class B Units was not deemed probable on the grant date and, accordingly, no value is included in the table for these awards pursuant to the SEC’s disclosure rules. Assuming achievement of the performance conditions, the aggregate grant date fair values of the 2.5x Exit-Vesting Class B Units, 3.0x Exit-Vesting Class B Units and 3.5x Exit-Vesting Class B Units would have been: Ms. Atchison—$150,451, $143,201 and $135,146, respectively; Ms. Mather—$203,019, $181,267 and $168,019, respectively; Ms. Thomas-Graham—$130,512, $119,636 and $111,404, respectively; and each of Mr. Bromberg and Ms. Steele—$148,639, $137,763 and $127,841, respectively.

(2)

As of December 31, 2020, Mses. Atchison, Mather, Steele and Thomas-Graham and Mr. Bromberg each held 1,362,907, 5,451,628, 1,362,907, 1,362,907 and 1,362,907 unvested Class B Units, respectively, in respect of which they received 99,904, 399,614, 99,904, 99,904 and 99,904 Incentive Units, respectively, in the Reclassification.

(3)	Mses. Griffin and Morgan were elected to the Board of Directors effective February 10, 2021.

Compensation Committee Interlocks and Insider Participation

Bumble Inc. did not have a compensation committee in 2020. Decisions regarding the compensation of our executive officers have historically been made by the board of managers of the general partner of Bumble Holdings or a duly authorized committee thereof. Whitney Wolfe Herd, who is the founder of Bumble and serves as our Chief Executive Officer and member of our board of directors, generally participated in discussions and deliberations of the board of managers regarding executive compensation, including during the last completed fiscal year. Other than Ms. Wolfe Herd, no member of our board of directors was at any time during the last completed fiscal year, or at any other time, one of our officers or employees. None of our executive officers currently serves, or has served during the last completed fiscal year as a member of the board of directors or compensation committee (or other committee performing equivalent functions) of any entity that has one or more of its executive officers serving on our board of directors or compensation committee. We are party to certain transactions with affiliates of our Sponsor described in “Item 13―Certain Relationships and Related Person Transactions, and Director Independence.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of shares of our Class A common stock and of Common Units, as of February 26, 2021, by (1) each person known to us to beneficially own more than 5% of any class of the outstanding voting securities of Bumble Inc., (2) each of our directors and named executive officers and (3) all of our directors and executive officers as a group.

The percentage of beneficial ownership of shares of our Class A common stock and of Common Units set forth below is based on the number of shares of our Class A common stock and of Common Units outstanding as of February 26, 2021.

We have determined beneficial ownership in accordance with the rules of the SEC. These rules generally attribute beneficial ownership of securities to persons who possess sole or shared voting power or investment power with respect to those securities. In addition, these rules require that we include shares of Class A common stock and/or Common Units, as applicable, issuable pursuant to the exchange of Common Units, conversion of vested Incentive Units, or otherwise are either immediately exchangeable or convertible within 60 days of February 26, 2021. These securities are deemed to be outstanding and beneficially owned by the person holding those Common Units or Incentive Units, as applicable, for the purpose of computing the percentage ownership of that person, but they are not treated as outstanding for the purpose of computing the percentage ownership of any other person. Unless otherwise indicated, the persons or entities identified in this table have sole voting and investment power with respect to all securities shown as beneficially owned by them, subject to applicable community property laws.

Except as otherwise noted below, the address for persons listed in the table is c/o Bumble Inc., 1105 West 41st Street, Austin, Texas 78756.

	Class A Common Stock Beneficially Owned (1)		Common Units Beneficially Owned (1)		Combined Voting Power (2)
Name of Beneficial Owner	Number	Percentage	Number	Percentage	Percentage
Parties to our Stockholders Agreement as a group	50,858,322	44.1%	69,478,453	37.5%	94.8%
Blackstone(3)	50,253,672	43.6%	47,983,762	25.9%	78.1%
Whitney Wolfe Herd(4)	604,650	*	21,494,691	11.6%	16.7%
Ann Mather(5)	—	—	34,972	*	—
Christine L. Anderson	—	—	—	—	—
R. Lynn Atchison	—	—	—	—	—
Sachin J. Bavishi	—	—	—	—	—
Matthew S. Bromberg	—	—	—	—	—
Amy M. Griffin	—	—	—	—	—
Jonathan C. Korngold	—	—	—	—	—
Jennifer B. Morgan	—	—	—	—	—
Elisa A. Steele	—	—	—	—	—
Pamela A. Thomas-Graham	6,535	*	—	—	*
Tariq M. Shaukat	—	—	73,302	*	*
Anuradha B. Subramanian	—	—	—	—	—
Idan Wallichman	—	—	—	—	—
Directors and executive officers as a group (14 persons)(6)	611,185	*	21,602,965	11.7%	16.7%

*	Represents less than 1%.

(1)

Subject to the terms of the exchange agreement, the Common Units are exchangeable for shares of our Class A common stock on a one-for-one basis. See “Item 13—Certain Relationships and Related Transactions, and Director Independence—Exchange Agreement.” Beneficial ownership of Common Units reflected in this table has not been also reflected as beneficial ownership of shares of our Class A common stock for which such units may be exchanged. In calculating the percentage of Common Units beneficially owned, the Common Units held by Bumble Inc. are treated as outstanding.

(2)

Represents percentage of voting power of the Class A common stock and Class B common stock of Bumble Inc. voting together as a single class. In general, each share of our Class A common stock entitles its holder to one vote on all matters on which stockholders of Bumble Inc. are entitled to vote generally. Shares of Class B common stock have no economic rights but each share generally entitles each holder, without regard to the number of shares of Class B common stock held by such holder, to a number of votes that is equal to the aggregate number of Common Units held by such holder on all matters on which stockholders of Bumble Inc. are entitled to vote generally. Holders of shares of our Class B common stock vote together with holders of our Class A common stock as a single class on all matters on which stockholders are entitled to vote generally, except as otherwise required by law. Notwithstanding the foregoing, unless they elect otherwise, each of our Principal Stockholders is entitled to outsized voting rights as follows. Until the High Vote Termination Date, each share of Class A common stock held by a Principal Stockholder entitles such Principal Stockholder to ten votes and each Principal Stockholder that holds Class B common stock is entitled, without regard to the number of shares of Class B common stock held by such Principal Stockholder, to a number of votes equal to 10 times the aggregate number of Common Units (including Common Units issued upon conversion of vested Incentive Units) of Bumble Holdings held by such Principal Stockholder. In addition, if, at any time, our Founder is neither an employee nor a director, any Class A common stock or Class B common stock held by our Founder will be entitled to one vote per share (in the case of the Class A common stock) or a number of votes that is equal to the aggregate number of Common Units (including Common Units issued upon conversion of vested Incentive Units) of Bumble Holdings held by our Founder (in the case of the Class B common stock), in each case on all matters on which stockholders of Bumble Inc. are entitled to vote generally.

(3)

Reflects 23,256 shares of Class A common stock, 47,553,007 Common Units and one share of Class B common stock directly held by Blackstone Buzz Holdings L.P., 388,538 Common Units and one share of Class B common stock directly held by Blackstone Tactical Opportunities Fund—FD L.P., 42,217 Common Units and one share of Class B common stock directly held by Blackstone Family Investment Partnership—Growth ESC L.P., 29,016,501 shares of Class A common stock directly held by BCP Buzz Holdings L.P., 13,016,095 shares of Class A common stock directly held by BTO Buzz Holdings II L.P., 2,951,847 shares of Class A common stock directly held by BXG Buzz Holdings L.P. and 5,245,973 shares of Class A common stock directly held by BSOF Buzz Aggregator L.L.C. (together, the “Blackstone Funds”).

BTO Holdings Manager—NQ L.L.C. is the general partner of Blackstone Buzz Holdings L.P. Blackstone Tactical Opportunities Associates—NQ L.L.C. is the managing member of BTO Holdings Manager—NQ L.L.C. BTOA—NQ L.L.C. is the sole member of Blackstone Tactical Opportunities Associates—NQ L.L.C. Blackstone Tactical Opportunities Associates III—NQ L.P. is the general partner of Blackstone Tactical Opportunities Fund—FD L.P. BTO DE GP—NQ L.L.C. is the general partner of Blackstone Tactical Opportunities Associates III—NQ L.P.

BXG Side-by-Side GP L.L.C. is the general partner of Blackstone Family Investment Partnership—Growth ESC L.P. Blackstone Holdings II L.P. is the sole member of BXG Side-by-Side GP L.L.C.

BXG Holdings Manager L.L.C. is the general partner of BXG Buzz Holdings L.P. Blackstone Growth Associates L.P. is the managing member of BXG Holdings Manager L.L.C. BXGA L.L.C. is the general partner of Blackstone Growth Associates L.P.

Blackstone Strategic Opportunity Associates L.L.C. is the managing member of BSOF Buzz Aggregator L.L.C. Blackstone Holdings II L.P. is the sole member of Blackstone Strategic Opportunity Associates L.L.C.

BCP VII Holdings Manager – NQ L.L.C. is the general partner of BCP Buzz Holdings L.P. Blackstone Management Associates VII NQ L.L.C. is the managing member of BCP VII Holdings Manager – NQ L.L.C. BMA VII NQ L.L.C. is the managing member of Blackstone Management Associates VII NQ L.L.C.

Blackstone Holdings II L.P. is the managing member of each of BTOA—NQ L.L.C., BTO DE GP—NQ L.L.C., BXGA L.L.C., and BMA VII NQ L.L.C. Blackstone Holdings I/II GP L.L.C. is the general partner of Blackstone Holdings II L.P.

BTO Holdings Manager L.L.C. is the general partner of BTO Buzz Holdings II L.P. Blackstone Tactical Opportunities Associates L.L.C. is the managing member of BTO Holdings Manager L.L.C. BTOA L.L.C. is the managing member of Blackstone Tactical Opportunities Associates L.L.C. Blackstone Holdings III L.P. is the managing member of BTOA L.L.C.

Blackstone Holdings III GP L.P. is the general partner of Blackstone Holdings III L.P. Blackstone Holdings III GP Management L.L.C. is the general partner of Blackstone Holdings III GP L.P.

The Blackstone Group Inc. is the sole member of Blackstone Holdings I/II GP L.L.C. and Blackstone Holdings III GP Management L.L.C. The sole holder of the Class C common stock of The Blackstone Group Inc. is Blackstone Group Management L.L.C. Blackstone Group Management L.L.C. is wholly-owned by Blackstone’s senior managing directors and controlled by its founder, Stephen A. Schwarzman.

Each of the Blackstone entities described in this footnote and Stephen A. Schwarzman may be deemed to beneficially own the securities directly or indirectly controlled by such Blackstone entities or him, but each disclaims beneficial ownership of such securities (other than the Blackstone Funds to the extent of their direct holdings). The address of Mr. Schwarzman and each of the other entities listed in this footnote is c/o The Blackstone Group Inc., 345 Park Avenue, New York, New York 10154.

(4)

Reflects (a) 20,978,855 Common Units and one share of Class B common stock directly held by Beehive Holdings III, LP, (b) 515,836 Common Units which would be received within 60 days of February 26, 2021 upon conversion of the vested Incentive Units (assuming the initial public offering price of $43.00 per share of Class A common stock) directly held by Beehive Holdings II, LP, which are exchangeable for shares of Class A common stock, (c) 465,116 shares of Class A common stock held directly by Ms. Wolfe Herd’s spouse, (d) 23,255 shares of Class A common stock held by a trust, of which Ms. Wolfe Herd’s spouse is the trustee and (e) 116,279 shares of Class A common stock held in a foundation over which Ms. Wolfe Herd’s spouse may be deemed to have shared voting and dispositive power.  Ms. Wolfe Herd may be deemed to have shared investment and voting power over the shares held by her spouse, the trust and the foundation described herein and such shares are entitled to one vote per share.

Does not reflect any additional Common Units that Beehive Holdings III, LP may be entitled to receive 30 days following the closing of our IPO related to the settlement of the loan to our Founder, as described under “Item 13—Certain Relationships and Related Transactions, and Director Independence—Sponsor Acquisition—Loan to our Founder.” If the value of the Loan Settlement Units redeemed by Bumble Holdings, determined using the Applicable VWAP of the Class A common stock, has exceeded the value of the Loan Settlement Units for purposes of repaying the loan, Bumble Holdings must deliver or cause to be delivered to Beehive Holdings III, LP an amount of the Loan True Up Units having a value based on the Applicable VWAP equal to such excess amount. If the Applicable VWAP were to equal $43.00 per share of Class A common stock, which is the initial public offering price, Beehive Holdings III, LP would be entitled to receive 2,445,060 additional Common Units which are exchangeable for Class A common stock.

The general partner of Beehive Holdings II, LP is Beehive Holdings Management II, LLC. The general partner of Beehive Holdings III, LP is Beehive Holdings Management III, LLC. Whitney Wolfe Herd is the sole member of Beehive Holdings Management II, LLC and Beehive Holdings Management III, LLC. The address of Ms. Wolfe Herd and each of the other entities listed in this footnote is c/o Bumble Inc., 1105 West 41st Street, Austin, Texas 78756.

(5)

Reflects 34,972 Common Units which would be received within 60 days of February 26, 2021 upon conversion of the vested Incentive Units (assuming the initial public offering price of $43.00 per share of Class A common stock) directly held by Ms. Mather, which are exchangeable for shares of Class A common stock.

(6)

Includes 550,808 Common Units which would be received within 60 days of February 26, 2021 upon conversion of the vested Incentive Units (assuming the initial public offering price of $43.00 per share of Class A common stock) directly held by our directors, director nominees and executive officers, which are exchangeable for shares of Class A common stock.

Equity Compensation Plan Information

As of December 31, 2020, outstanding equity awards included Class B Units and Phantom Units as described under “Item 12―Executive Compensation―Narrative Disclosure to Summary Compensation Table―Equity and Equity-Based Awards”. In connection our IPO, effective February 10, 2021, we adopted and our shareholders approved our Omnibus Incentive Plan and our Employee Stock Purchase Plan, as described under “Item 12―Executive Compensation―Compensation Arrangements Adopted in Connection with our IPO”. In connection with our IPO, all Class B Units were either converted to Incentive Units, restricted shares of Class A common stock or vested shares of our Class A common stock and all Phantom Class B Units were converted into RSUs in respect of a number of shares of our Class A common stock. In addition, Class B unitholders whose units were not converted to Incentive Units and all Phantom Class B unitholders were granted options to purchase shares of Class A common stock under our Omnibus Incentive Plan. See “Item 12―Executive Compensation―Conversion of Class B Units and Phantom Class B Units”.

The following table sets forth information as of February 10, 2021 regarding the Company’s equity compensation plans, giving effect to the conversion of the Class B Units and the Phantom Class B Units. The only plans pursuant to which the Company may currently make additional equity grants or issue equity compensation are the Omnibus Incentive Plan and the Employee Stock Purchase Plan.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options, warrants and rights		Number of Securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)		(b)		(c)
Equity compensation plans approved by security holders:
Omnibus Incentive Plan	13,792,494	(1)	$43.00	(2)	28,248,124	(3)
Employee Stock Purchase Plan	—		N/A		4,500,000	(4)
Total:	13,792,494				32,748,124

(1)Total includes stock options, RSUs and Incentive Units. With respect to Incentive Units, the amount in the table includes 7,545,473 shares of Class A common stock that would be issuable upon the exchange of an equivalent number of Common Units into which outstanding Incentive Units on February 10, 2021 would be convertible based on our initial public offering price of $43.00 per share.

(2)The weighted average exercise price relates only to stock options. The calculation of the weighted average exercise price does not include outstanding equity awards that are received or exercised for no consideration.

(3)These shares are available for grant as of February 10, 2021 under the Omnibus Incentive Plan pursuant to which we may make various stock-based awards including nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units, Common Units, Incentive Units, performance awards and other stock-based or stock-denominated awards with respect to the Company’s Class A common stock.

(4)These shares are reserved for issuance under our Employee Stock Purchase Plan. No offering periods will commence under the Employee Stock Purchase Plan until such time and subject to such terms and conditions as may be determined by the compensation committee of our Board of Directors.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Our board of directors has adopted a written policy regarding transactions with related persons, which we refer to as our “related person transaction policy.” Our related person transaction policy requires that each “related person transaction” (defined as any transaction that is anticipated would be reportable by us under Item 404(a) of Regulation S-K in which we were or are to be a participant and the amount involved exceeds $120,000 and in which any “related person” (as defined Item 404(a) of Regulation S-K) had or will have a direct or indirect material interest) be reviewed and approved or ratified by an approving body composed of disinterested and independent members of the board of directors or any committee of the board of directors. Our board of directors has designated the audit and risk committee to serve as the approving body for this purpose. In its review, the audit and risk committee will consider the relevant facts and circumstances, including:

•	the related person’s relationship with the Company and interest in the transaction;
•	the material terms of the transaction;
•	the importance and fairness of the transaction both to Bumble and the related person;
•	the business rationale for entering into the transaction;
•	whether the transaction would likely impair the judgment of a director or executive officer to act in the best interest of Bumble;
•	whether the value and terms of the transaction are substantially similar as compared to those of similar transactions previously entered into by Bumble with non-related persons, if any; and
•

with respect to a non-employee director or nominee, whether the transaction would compromise the director’s independence under our Governance Guidelines, the Nasdaq listing standards (including those applicable to committee service) and Rule 10A-3 of the Exchange Act, if such non-employee director serves on the Audit Committee, or status as a “non-employee director” under Rule 16b-3 of the Exchange Act, if such non-employee director serves on the Compensation Committee.

The audit and risk committee will not approve or ratify a Related Person Transaction unless, after considering all relevant information, it has determined that the transaction is in, or is not inconsistent with, the best interests of the Company.

Stockholders Agreement

In connection with our IPO, we entered into a stockholders agreement with our Principal Stockholders. This agreement requires us to, among other things, nominate a number of individuals designated by our Sponsor for election as our directors at any meeting of our stockholders (each a “Sponsor Director”) such that, upon the election of each such individual, and each other individual nominated by or at the direction of our board of directors or a duly-authorized committee of the board, as a director of our company, the number of Sponsor Directors serving as directors of our company will be equal to: (i) if our Sponsor, our Co-Investor and their affiliates together continue to beneficially own at least 50% of the outstanding shares of Class A common stock, assuming exchange of all Common Units, the lowest whole number that is greater than 50% of the total number of directors comprising our board of directors; (ii) if our Sponsor, our Co-Investor and their affiliates together continue to beneficially own at least 40% (but less than 50%) of the outstanding shares of Class A common stock, assuming exchange of all Common Units, the lowest whole number that is at least 40% of the total number of directors comprising our board of directors; (iii) if our Sponsor, our Co-Investor and their affiliates together continue to beneficially own at least 30% (but less than 40%) of the outstanding shares of Class A common stock, assuming exchange of all Common Units, the lowest whole number that is at least 30% of the total number of directors comprising our board of directors; (iv) if our Sponsor, our Co-Investor and their affiliates together continue to beneficially own at least 20% (but less than 30%) of the outstanding shares of Class A common stock, assuming exchange of all Common Units, the lowest whole number that is at least 20% of the total number of directors comprising our board of directors; and (v) if our Sponsor, our Co-Investor and their affiliates together continue to beneficially own at least 5% (but less than 20%) of the outstanding shares of Class A common stock, assuming exchange of all Common Units, the lowest whole number that is at least 10% of the total number of directors comprising our board of directors. In addition, for so long as our Sponsor, our Co-Investor and their affiliates together continue to beneficially own at least 5% of the outstanding shares of Class A common stock, assuming exchange of all Common Units, our Sponsor will have the right to appoint a non-voting observer to attend meetings of our board of directors. For so long as the stockholders agreement remains in effect, Sponsor Directors may be removed only with the consent of our Sponsor. In the case of a vacancy on our board created by the removal or resignation of a Sponsor Director, the stockholders agreement will require us to nominate an individual designated by our Sponsor for election to fill the vacancy. Additionally, our Sponsor must consent to any increase or decrease in the total number of directors on our board of directors. The stockholders agreement and our charter and bylaws require that certain amendments to our charter and bylaws, and any change to the number of our directors, will require the consent of our Sponsor.

In addition, the stockholders agreement permits our Sponsor and its affiliates to assign their rights and obligations under the agreement, in whole or in part, without our prior written consent, including the ability to designate an assignee as a “Principal Stockholder” for the purposes of the voting provisions of our amended and restated certificate of incorporation. Furthermore, the stockholders agreement also requires us to cooperate with our Sponsor in connection with certain future pledges, hypothecations, grants of security interest in or transfers (including to third party investors) of any or all of the Common Units held by our Sponsor, including to banks or financial institutions as collateral or security for loans, advances or extensions of credit. Moreover, our Sponsor has certain customary information rights pursuant to the stockholders agreement.

Additionally, the agreement grants our Founder the right to nominate one director to our board of directors for so long as our Founder beneficially owns at least 50% of the Common Units beneficially owned by our Founder as of the closing of the Sponsor Acquisition (as appropriately adjusted for any stock split, stock dividend, combination, reclassification, recapitalization, merger, consolidation, exchange or the like).

 Exchange Agreement

In connection with our IPO and related transactions, we entered into an exchange agreement with the holders of our Common Units, including our Sponsor and our Founder, pursuant to which each holder of Common Units (including Common Units issued upon conversion of vested Incentive Units) (and certain permitted transferees thereof) may on a quarterly basis (subject to the terms of the exchange agreement) exchange their Common Units for shares of Class A common stock of Bumble Inc. on a one-for-one basis, subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications. In addition, subject to certain requirements, our Sponsor and our Founder will generally be permitted to exchange Common Units for our Class A common stock from and after the closing of our IPO provided that the number of Common Units surrendered in such exchanges during any 30 calendar day period represent, in the aggregate, greater than 2% of total interests in partnership capital or profits. Any Class A common stock received by our Sponsor or our Founder in any such exchange during a restricted period would be subject to applicable restrictions. The exchange agreement will also provide that a holder of Common Units will not have the right to exchange Common Units if Bumble Inc. determines that such exchange would be prohibited by law or regulation or would violate other agreements with Bumble Inc. to which the holder of Common Units may be subject. Bumble Inc. may impose additional restrictions on exchange that it determines to be necessary or advisable so that Bumble Holdings is not treated as a “publicly traded partnership” for U.S. federal income tax purposes. As a holder exchanges Common Units for shares of Class A common stock, the number of Common Units held by Bumble Inc. is correspondingly increased as it acquires the exchanged Common Units.

Registration Rights Agreement

In connection with our IPO and related transactions, we entered into a registration rights agreement with our Principal Stockholders and our Co-Investor, which provides for customary “demand” registrations and “piggyback” registration rights. The registration rights agreement also provides that we will pay certain expenses relating to such registrations and indemnify the registration rights holders against (or make contributions in respect of) certain liabilities which may arise under the Securities Act.

Tax Receivable Agreement

In connection with our IPO and related transactions, Bumble Inc. entered into a tax receivable agreement with certain of our pre-IPO owners, including our Sponsor and our Founder, that provides for the payment by Bumble Inc. to such pre-IPO owners of 85% of the benefits, if any, that Bumble Inc. actually realizes, or is deemed to realize (calculated using certain assumptions), as a result of (i) Bumble Inc.’s allocable share of existing tax basis acquired in our IPO, (ii) increases in Bumble Inc.’s allocable share of existing tax basis and adjustments to the tax basis of the tangible and intangible assets of Bumble Holdings as a result of sales or exchanges of Common Units (including Common Units issued upon conversion of vested Incentive Units) for shares of Class A common stock in connection with or after our IPO and (iii) Bumble Inc.’s utilization of certain tax attributes of the Blocker Companies (including the Blocker Companies’ allocable share of existing tax basis) and (iv) certain other tax benefits related to entering into the tax receivable agreement, including tax benefits attributable to payments under the tax receivable agreement. There is significant existing tax basis in the assets of Bumble Holdings as a result of the Sponsor Acquisition, and subsequent sales or exchanges of Common Units (including Common Units issued upon conversion of vested Incentive Units) are expected to result in increases in the tax basis of the assets of Bumble Holdings. The existing tax basis, increases in existing tax basis and tax basis adjustments generated over time may increase (for tax purposes) the depreciation and amortization deductions available to Bumble Inc. and, therefore, may reduce the amount of U.S. federal, state and local tax that Bumble Inc. would otherwise be required to pay in the future, although the IRS may challenge all or part of the validity of that tax basis, and a court could sustain such a challenge. Bumble Inc.’s allocable share of existing tax basis acquired in our IPO and the increase in Bumble Inc.’s allocable share of existing tax basis and the anticipated tax basis adjustments upon purchases or exchanges of Common Units (including Common Units issued upon conversion of vested Incentive Units) for shares of Class A common stock may also decrease gains (or increase losses) on future dispositions of certain assets to the extent tax basis is allocated to those assets. Actual tax benefits realized by Bumble Inc. may differ from tax benefits calculated under the tax receivable agreement as a result of the use of certain assumptions in the tax receivable agreement, including the use of an assumed weighted-average state and local income tax rate to calculate tax benefits. The payment obligation under the tax receivable agreement is an obligation of Bumble Inc. and not of Bumble Holdings. Bumble Inc. expects to benefit from the remaining 15% of cash tax benefits, if any, it realizes from such tax benefits. For purposes of the tax receivable agreement, the cash tax benefits will be computed by comparing the actual income tax liability of Bumble Inc. to the amount of such taxes that Bumble Inc. would have been required to pay had there been no existing tax basis, no anticipated tax basis adjustments of the assets of Bumble Holdings as a result of purchases or exchanges and no utilization of certain tax attributes of the Blocker Companies (including the Blocker Companies’ allocable share of existing tax basis), and had Bumble Inc. not entered into the tax receivable agreement. The actual and hypothetical tax liabilities determined in the tax receivable agreement will be calculated using the actual U.S. federal income tax rate in effect for the applicable period and an assumed, weighted-average state and local income tax rate based on apportionment factors for the applicable period (along with the use of certain other assumptions). The term of the tax receivable agreement will continue until all such tax benefits have been utilized or expired, unless Bumble Inc. exercises its right to terminate the tax receivable agreement early, certain changes of control occur (as described in more detail below) or Bumble Inc. breaches any of its material obligations under the tax receivable agreement, in which case all obligations generally will be accelerated and due as if Bumble Inc. had exercised its right to terminate the tax receivable agreement. The payment to be made upon an early termination of the tax receivable agreement will generally equal the present value of payments to be made under the tax receivable agreement using certain assumptions. Estimating the amount of payments that may be made under the tax receivable agreement is by its nature imprecise, insofar as the calculation of amounts payable depends on a variety of factors. The increase in Bumble Inc.’s allocable share of existing tax basis and the anticipated tax basis adjustments upon the purchase or exchange of Common Units (including Common Units issued upon conversion of vested Incentive Units) for shares of Class A common stock, as well as the amount and timing of any payments under the tax receivable agreement, will vary depending upon a number of factors, including:

•

the timing of purchases or exchanges—for instance, the increase in any tax deductions will vary depending on the fair market value, which may fluctuate over time, of the depreciable or amortizable assets of Bumble Holdings at the time of each purchase or exchange. In addition, the increase in Bumble Inc.’s allocable share of existing tax basis acquired upon the future exchange of Common Units (including Common Units issued upon conversion of vested Incentive Units) for shares of Class A common stock will vary depending on the amount of remaining existing tax basis at the time of such purchase or exchange;

•

the price of shares of our Class A common stock at the time of the purchase or exchange—the increase in any tax deductions, as well as the tax basis increase in other assets, of Bumble Holdings, is directly proportional to the price of shares of our Class A common stock at the time of the purchase or exchange;

•

the extent to which such purchases or exchanges do not result in a basis adjustment—if a purchase or an exchange does not result in an increase to the existing basis, increased deductions will not be available;

•

the amount of tax attributes—the amount of applicable tax attributes of the Blocker Companies at the time of the Blocker Restructuring will impact the amount and timing of payments under the tax receivable agreement;

•

changes in tax rates—payments under the tax receivable agreement will be calculated using the actual U.S. federal income tax rate in effect for the applicable period and an assumed, weighted-average state and local income tax rate based on apportionment factors for the applicable period, so changes in tax rates will impact the magnitude of cash tax benefits covered by the tax receivable agreement and the amount of payments under the tax receivable agreement; and

•

the amount and timing of our income—Bumble Inc. is obligated to pay 85% of the cash tax benefits under the tax receivable agreement as and when realized. If Bumble Inc. does not have taxable income, Bumble Inc. is not required (absent a change of control or circumstances requiring an early termination payment) to make payments under the tax receivable agreement for a taxable year in which it does not have taxable income because no cash tax benefits will have been realized. However, any tax attributes that do not result in realized benefits in a given tax year will likely generate tax attributes that may be utilized to generate benefits in previous or future tax years. The utilization of such tax attributes will result in cash tax benefits that will result in payments under the tax receivable agreement.

We expect that as a result of the size of Bumble Inc.’s allocable share of existing tax basis acquired in our IPO (including such existing tax basis acquired from the Blocker Companies pursuant to the Blocker Restructuring), the increase in Bumble Inc.’s allocable share of existing tax basis and the anticipated tax basis adjustment of the tangible and intangible assets of Bumble Holdings upon the purchase or exchange of Common Units (including Common Units issued upon conversion of vested Incentive Units) for shares of Class A common stock and our possible utilization of certain tax attributes, the payments that we may make under the tax receivable agreement will be substantial. We estimate the amount of existing tax basis with respect to which our pre-IPO owners will be entitled to receive payments under the tax receivable agreement is approximately $2,562.0 million, which includes Bumble Inc.’s allocable share of existing tax basis acquired in the IPO, which we have determined to be approximately $1,675.2 million. In determining Bumble Inc.’s allocable share of existing tax basis acquired in the IPO, we have given retrospective effect to certain exchanges of Common Units for Class A shares that will occur following the IPO that were contemplated to have occurred pursuant to the Blocker Restructuring. There may be a material negative effect on our liquidity if, as a result of timing discrepancies or otherwise, the payments under the tax receivable agreement exceed the actual cash tax benefits that Bumble Inc. realizes in respect of the tax attributes subject to the tax receivable agreement and/or if distributions to Bumble Inc. by Bumble Holdings are not sufficient to permit Bumble Inc. to make payments under the tax receivable agreement after it has paid taxes and other expenses. Late payments under the tax receivable agreement generally will accrue interest at an uncapped rate equal to one year LIBOR (or its successor rate) plus 500 basis points. The payments under the tax receivable agreement are not conditioned upon continued ownership of us by the pre-IPO owners.

In addition, Bumble Inc. may elect to terminate the tax receivable agreement early by making an immediate payment equal to the present value of the anticipated future cash tax benefits with respect to all Common Units (including Common Units issued or that would be issued upon the conversion of vested Incentive Units entitled to convert to Common Units). In determining such anticipated future cash tax benefits, the tax receivable agreement includes several assumptions, including that (i) any Common Units (including Common Units issued or that would be issued upon the conversion of vested Incentive Units entitled to convert to Common Units) that have not been exchanged are deemed exchanged for the market value of the shares of Class A common stock at the time of termination, (ii) Bumble Inc. will have sufficient taxable income in each future taxable year to fully realize all potential tax benefits, (iii) Bumble Inc. will have sufficient taxable income to fully utilize any remaining net operating losses subject to the tax receivable agreement on a straight line basis over the shorter of the statutory expiration period for such net operating losses or the five-year period after the early termination or change in control, (iv) the tax rates for future years will be those specified in the law as in effect at the time of termination and (v) certain non-amortizable assets are deemed disposed of within specified time periods. In addition, the present value of such anticipated future cash tax benefits are discounted at a rate equal to the lesser of (i) 6.5% per annum and (ii) one year LIBOR (or its successor rate) plus 100 basis points. Assuming that the market value of a share of Class A common stock were to be equal to the initial public offering price per share of Class A common stock in our IPO and that one year LIBOR were to be .34%, we estimate that the aggregate amount of these termination payments would have been approximately $1,220.5 million if Bumble Inc. had exercised its termination right immediately following our IPO.  In determining this estimated amount, we have given retrospective effect to certain exchanges of Common Units for Class A shares that will occur following the IPO that were contemplated to have occurred pursuant to the Blocker Restructuring.

 Furthermore, in the event of certain changes of control, if Bumble Inc. breaches any of its material obligations under the tax receivable agreement and in certain events of bankruptcy or liquidation, the obligations of Bumble Inc. would be automatically accelerated and be immediately due and payable, and Bumble Inc. would be required to make an immediate payment equal to the present value of the anticipated future cash tax benefit with respect to all Common Units (including Common Units issued or that would be issued upon the conversion of vested Incentive Units entitled to convert to Common Units), calculated based on the valuation assumptions described above. In these situations, our obligations under the tax receivable agreement could have a substantial negative impact on our liquidity. As a result, Bumble Inc. could be required to make payments under the tax receivable agreement that are greater than the specified percentage of the actual cash tax benefits that Bumble Inc. realizes in respect of the tax attributes subject to the tax receivable agreement or that are prior to the actual realization, if any, of such future tax benefits. In these situations, our obligations under the tax receivable agreement could have a substantial negative impact on our liquidity. Changes in law or changes in tax rates following the date of acceleration may also result in payments being made in excess of the future tax benefits, if any.

Decisions made by our pre-IPO owners in the course of running our business may influence the timing and amount of payments that are received by an exchanging or selling existing owner under the tax receivable agreement. For example, the earlier disposition of assets following an exchange or acquisition transaction generally will accelerate payments under the tax receivable agreement and increase the present value of such payments, and the disposition of assets before an exchange or acquisition transaction will increase an existing owner’s tax liability without giving rise to any rights of an existing owner to receive payments under the tax receivable agreement.

Payments under the tax receivable agreement will be based on the tax reporting positions that we will determine. Bumble Inc. will not be reimbursed for any payments previously made under the tax receivable agreement if Bumble Inc.’s allocable share of existing tax basis acquired in our IPO and increased upon the purchase or exchange of Common Units (including Common Units issued upon conversion of vested Incentive Units) for shares of Class A common stock, the anticipated tax basis adjustments or our utilization of tax attributes are successfully challenged by the IRS, although such amounts may reduce our future obligations, if any, under the tax receivable agreement. As a result, in certain circumstances, payments could be made under the tax receivable agreement in excess of the Bumble Inc.’s cash tax benefits.

Bumble Holdings Amended and Restated Limited Partnership Agreement

As a result of our IPO and related transactions, Bumble Inc. holds Common Units in Bumble Holdings and became the general partner of Bumble Holdings. Accordingly, Bumble Inc. operates and controls all of the business and affairs of Bumble Holdings, has the obligation to absorb losses and receive benefits from Bumble Holdings, and consolidates the financial results of Bumble Holdings and, through Bumble Holdings and its operating entity subsidiaries, conducts our business.

Pursuant to the amended and restated limited partnership agreement of Bumble Holdings among Bumble Inc., as general partner, and the Pre-IPO Common Unitholders, including our Sponsor and our Founder, as limited partners, Bumble Inc. has the right to determine when distributions will be made to holders of Common Units and the amount of any such distributions. If a distribution is authorized, such distribution will be made to the holders of Common Units and any participating Incentive Units (as described below) pro rata in accordance with the percentages of their respective Common Units or Incentive Units, as applicable, held. Incentive Units initially will not be entitled to receive distributions (other than tax distributions) until holders of Common Units have received a minimum return as provided in the amended and restated limited partnership agreement of Bumble Holdings. However, Incentive Units will have the benefit of adjustment provisions that will reduce the participation threshold for distributions in respect of which they do not participate until there is no participation threshold, at which time the Incentive Units would participate pro rata with distributions on Common Units.

 The holders of Common Units and Incentive Units, including Bumble Inc., will incur U.S. federal, state and local income taxes on their proportionate share of any taxable income of Bumble Holdings. Net profits and net losses of Bumble Holdings will generally be allocated to its holders (including Bumble Inc.) pro rata in accordance with the percentages of their respective Common Units or Incentive Units held, except as otherwise required by law. The amended and restated limited partnership agreement of Bumble Holdings provides for cash distributions, which we refer to as “tax distributions,” to the holders of Common Units and Incentive Units if Bumble Inc., as the general partner of Bumble Holdings, determines that a holder, by reason of holding Common Units or Incentive Units, as applicable, incurs an income tax liability. Generally, these tax distributions will be computed based on our estimate of the net taxable income of Bumble Holdings allocated to the holder of Common Units or Incentive Units that receives the greatest proportionate allocation of income multiplied by an assumed tax rate equal to the highest effective marginal combined U.S. federal, state and local income tax rate prescribed for an individual or corporation residing in New York, New York, whichever is higher. Tax distributions will be pro rata as among the Common Units and will be pro rata as among the Incentive Units (other than unvested Incentive Units).

Subject to certain restrictions, pursuant to the terms of the amended and restated limited partnership agreement of Bumble Holdings, the holders of vested Incentive Units will have the right to convert their vested Incentive Units into a number of Common Units of Bumble Holdings that will generally be equal to (a) the product of the number of vested Incentive Units to be converted with a given per unit participation threshold and then-current difference between the per share value of a Common Unit at the time of the conversion (based on the public trading price of a share of Class A common stock) and the per unit participation threshold of such vested Incentive Units divided by (b) the per unit value of a Common Unit at the time of the conversion (based on the public trading price of a share of Class A common stock). Common Units received upon conversion will be exchangeable on a one-for-one basis for shares of Class A common stock of Bumble Inc. in accordance with the terms of the exchange agreement as described below. An unvested Incentive Unit will not be exchangeable unless and until such Incentive Unit vests. The Incentive Units will automatically be converted into Common Units in accordance with the foregoing formula on the date that is seven years from the date of the Reclassification.

Pursuant to the amended and restated limited partnership agreement of Bumble Holdings, certain actions of Bumble Holdings or its subsidiaries require the prior approval of our Founder. Subject to the exceptions and qualifications provided in the amended and restated limited partnership agreement, these matters include: (i) any issuance or transfer of any equity securities of any subsidiary of Bumble Holdings to our Sponsor, (ii) any repurchase or redemption of equity securities of Bumble Holdings or its subsidiaries, (iii) entering into, amending or modifying, or waiving any provision of, any agreement or transaction with or involving our Sponsor or any of its affiliates, other than ordinary course commercial agreements and certain other transactions, (iv) non-pro rata distributions by Bumble Holdings, (v) with respect to any tax matter, taking any action that would reasonably be expected to have a materially adverse and disproportionate effect on our Founder relative to any other limited partner, (vi) the creation of any tax receivable agreement or similar agreement in which our Founder does not participate on substantially similar terms to our Sponsor, (vii) the conversion or exchange of our Founder’s Common Units in certain transactions, and (viii) entering into any agreement or commitment to do any of the foregoing. The foregoing approval rights of our Founder will terminate at such time as our Founder no longer beneficially owns at least 50% of the Common Units beneficially owned by our Founder as of the closing of the Sponsor Acquisition (as appropriately adjusted for any stock split, stock dividend, combination, reclassification, recapitalization, merger, consolidation, exchange or the like).

The amended and restated limited partnership agreement of Bumble Holdings will also provide that substantially all expenses incurred by or attributable to Bumble Inc. (such as expenses incurred in connection with our IPO), but not including obligations incurred under the tax receivable agreement by Bumble Inc., income tax expenses of Bumble Inc. and payments on indebtedness incurred by Bumble Inc., will be borne by Bumble Holdings.

 Support and Services Agreement

In connection with the closing of the Sponsor Acquisition, Bumble Holdings and Buzz Merger Sub Ltd. entered into a support and services agreement (the “Support and Services Agreement”) with Blackstone Buzz Holdings L.P. (“BBH”), an affiliate of our Sponsor. Under the Support and Services Agreement, we reimburse BBH and its affiliates for expenses related to support services customarily provided by our Sponsor’s portfolio operations group to our Sponsor’s portfolio companies, as well as healthcare-related services provided by our Sponsor’s Equity Healthcare group and our Sponsor’s group purchasing program. The Support and Services Agreement also requires us to, among other things, make certain information available to our Sponsor and to indemnify BBH and its affiliates against certain claims.

We did not make any payments pursuant to the Support and Services Agreement in the year ended December 31, 2019 or the period from January 1, 2020 to January 28, 2020. We made payments pursuant to the Support and Services Agreement totaling $2.5 million during the period from January 29, 2020 to December 31, 2020.

Sponsor Acquisition

In November 2019, Bumble Holdings entered into the Acquisition Agreement with Worldwide Vision Limited and the other parties thereto. Under the terms of the Acquisition Agreement, Worldwide Vision Limited would be merged with and into Buzz Merger Sub Ltd., a wholly owned indirect subsidiary of Bumble Holdings (the “Merger”). Concurrently with the execution of the Acquisition Agreement, Bumble Holdings entered into a Founder Agreement with our Founder (the “Founder Agreement”). Under the terms of the Founder Agreement, our Founder agreed, among other things, to contribute all of the shares held by our Founder in Bumble Holding Limited, an indirect subsidiary of Worldwide Vision Limited (“Bumble Holding Limited”), to Bumble Holdings concurrently with the closing of the Merger in exchange for a combination of cash and certain equity interests in Bumble Holdings. The Merger and the other transactions contemplated by the Acquisition Agreement and the Founder Agreement were consummated on January 29, 2020 (the “Sponsor Acquisition Closing”).

At the effective time of the Merger, (i) each issued and outstanding share of Buzz Merger Sub Ltd. was converted into a share of the surviving company of the Merger and (ii) each issued and outstanding share of Worldwide Vision Limited was converted into the right to receive an amount in cash calculated pursuant to the terms of the Acquisition Agreement. In connection with the Sponsor Acquisition Closing, Blackstone and Accel contributed $2.1 billion to Bumble Holdings, which amounts, in combination with the proceeds from the Initial Term Loan Facility, were used to fund (i) cash proceeds to the former shareholders of Worldwide Vision Limited in an aggregate amount of $2.3 billion, (ii) cash proceeds to our Founder in an amount of $125 million, (iii) a loan to an entity controlled by our Founder in an amount of $119.0 million, as described further below under “—Loan to our Founder,” (iv) certain transaction expenses and (v) the contribution of $87.0 million to the balance sheet of the surviving company of the Merger. Beehive Holdings III, LP, a Delaware limited partnership controlled by our Founder, additionally received 349,841,667 Class A units in Bumble Holdings pursuant to the terms of the Founder Agreement. We refer to such transactions as the “Sponsor Acquisition.”

The former shareholders of Worldwide Vision Limited and our Founder are entitled to certain contingent deferred consideration in connection with the Sponsor Acquisition. Under the terms of the Acquisition Agreement, if our Sponsor receives cash dividends, distributions or other payments from Bumble Holdings that in the aggregate equal 2.5 times our Sponsor’s aggregate investment in Bumble Holdings, Bumble Holdings will not be permitted to make any further dividend, distribution or other payment to its unitholders until it has paid an aggregate amount equal to $150 million pro rata to the former shareholders of Worldwide Vision Limited and our Founder.

Restrictive Covenant Agreement

In November 2019, in connection with the signing of the Acquisition Agreement and as a condition to the Sponsor Acquisition Closing, our Founder and Bumble Holdings entered into a Restrictive Covenant Agreement pursuant to which our Founder has agreed to certain restrictive covenants, including confidentiality of information, noncompetition and non-solicitation covenants, and a covenant not to acquire beneficial ownership or voting control, or provide any loan or financial assistance to, any person or entity that engages in a competitive business with our business (the “non-investment covenant”). The confidentiality covenant has an indefinite term, and the noncompetition covenant, the non-solicitation covenant and the non-investment covenant are effective until January 29, 2023.

Trademark Assignment and License

In January 2020, in connection with the closing of the Sponsor Acquisition, our Founder and Bumble Holding Limited entered into a Trademark Assignment and License pursuant to which (i) our Founder assigned ownership of the trademark MAKE THE FIRST MOVE (the “Mark”) to Bumble Holding Limited and (ii) Bumble Holding Limited licensed the Mark back to Founder on a non-exclusive, worldwide, royalty-free and fully paid up basis for Founder’s use in certain circumstances.

Loan to our Founder

In January 2020, in connection with the closing of the Sponsor Acquisition, Bumble Holdings entered into a loan and security agreement with Beehive Holdings III, LP, a Delaware limited partnership controlled by our Founder, pursuant to which Bumble Holdings loaned Beehive Holdings III, LP $119.0 million. The loan accrues interest at a rate per annum equal to the long-term federal rate established pursuant to Section 1274 of the U.S. Internal Revenue Code as in effect on November 8, 2019 (which was equal to 1.93% per annum), is secured by our Founder’s Class A units in Bumble Holdings and any net cash proceeds of such pledged units to the extent received by Beehive Holdings III, LP, and allows for repayment at any time. The loan may be repaid either in cash or distributed to our Founder in redemption of Class A units in Bumble Holdings with a fair market value equal to the outstanding balance or for a combination of cash and Class A units in Bumble Holdings. In connection with the Distribution Financing Transaction in October 2020, our Founder repaid $25.6 million of the loan. In January 2021, our Founder settled the outstanding balance of the loan plus accrued interest ($95.5 million) when Bumble Holdings distributed the loan in redemption of a portion of the Class A units held by Beehive Holdings III, LP (such Class A units, the “Loan Settlement Units”). No cash was rendered in this settlement. If the value of the Loan Settlement Units redeemed by Bumble Holdings, determined using the volume-weighted average price of the Class A common stock on Nasdaq during the regular trading session as reported by Bloomberg L.P. for the 30-day period beginning on the date of the closing of our IPO (the “Applicable VWAP”), has exceeded the implied value of the Loan Settlement

Units on the settlement date, Bumble Holdings must deliver or cause to be delivered to Beehive Holdings III, LP an amount of Common Units which are exchangeable for Class A common stock having a value based on the Applicable VWAP equal to such excess amount (such additional Common Units, the “Loan True Up Units”). In the event of such excess amount, the Loan True Up Units are intended to restore the interest of Beehive Holdings III, LP that would have been obtained had the value of the Loan Settlement Units been determined using the Applicable VWAP, as though the restored units had not been redeemed. If the Applicable VWAP were to equal $43.00 per share of Class A common stock, which is the IPO price, Beehive Holdings III, LP would be entitled to receive 2,445,060 Loan True Up Units.

Commercial Transactions with Sponsor and Co-Investor Portfolio Companies

Our Sponsor, our Co-Investor and their affiliates have ownership interests in a broad range of companies. We have entered and may in the future enter into commercial transactions in the ordinary course of our business with some of these companies, including the sale of goods and services and the purchase of goods and services. None of these transactions or arrangements has been or is expected to be material to us.

Indemnification of Directors and Officers

Our amended and restated bylaws provide that we will indemnify our directors and officers to the fullest extent permitted by the Delaware General Corporation Law (“DGCL”). In addition, our amended and restated certificate of incorporation provides that our directors will not be liable for monetary damages for breach of fiduciary duty to the fullest extent permitted by the DGCL. Further, we have entered into indemnification agreements with each of our directors and executive officers, and we have purchased a policy of directors’ and officers’ liability insurance that insures our directors and executive officers against the cost of defense, settlement or payment of a judgment under certain circumstances.

There is no pending litigation or proceeding naming any of our directors or officers to which indemnification is being sought, and we are not aware of any pending or threatened litigation that may result in claims for indemnification by any director or officer.

Director Independence

Our board of directors has affirmatively determined that each of Ms. Mather, Ms. Anderson, Ms. Atchison, Mr. Bavishi, Mr. Bromberg, Ms. Griffin, Mr. Korngold, Ms. Morgan, Ms. Steele and Ms. Thomas-Graham qualifies as an independent director under Nasdaq listing standards, including with respect to committee service. In addition, our board of directors has affirmatively determined that each of Ms. Atchison, Mr. Bromberg and Ms. Thomas-Graham is “independent” for purposes of Section 10A(m)(3) of the Exchange Act, and that each of Mr. Korngold, Ms. Steele and Ms. Thomas-Graham is “independent” for purposes of Section 10C(a)(3) of the Exchange Act. There are no family relationships among any of our directors or executive officers.

Item 14. Principal Accountant Fees and Services

In connection with the audit of the financial statements for the Predecessor period from January 1 through January 28, 2020 and the Successor Period from January 29, 2020 to December 31, 2020, we entered into an agreement with Ernst & Young LLP which sets forth the terms by which Ernst & Young will perform audit services for the Company.

The following table presents fees for professional services rendered by our independent registered public accounting firm, Ernst & Young LLP and its affiliates (collectively, “Ernst & Young”) for the audits of our consolidated financial statements for the periods shown.

	Successor	Predecessor
(in thousands)	Period from January 29, through December 31, 2020	Period from January 1, through January 28, 2020	Year Ended December 31, 2019
Audit Fees	$1,400	$—	$522
Audit-Related Fees (1) (2)	3,504	—	612
Tax Fees	—	—	—
All Other Fees	—	—	—
Total Fees	$4,904	$—	$1,134

(1)The audit-related fees for the period from January 29, 2020 to December 31, 2020 relate to the initial public offering, which completed in February 2021.

(2)The audit-related fees for the year ended December 31, 2019 relate to PCAOB audit top-up procedures.

The Audit and Risk Committee considered whether providing the non-audit services shown in this table was compatible with maintaining Ernst & Young’s independence and concluded that it was.

Consistent with SEC policies regarding auditor independence and the Audit and Risk Committee’s charter, the Audit and Risk Committee has responsibility for engaging, setting compensation for and reviewing the performance of the independent registered public accounting firm. In exercising this responsibility, the Audit and Risk Committee has adopted policies and procedures relating to the approval of all audit and non-audit services that are to be performed by our independent registered public accounting firm and pre-approves all audit and permitted non-audit services provided by any independent registered public accounting firm prior to each engagement. As part of such procedures, the Audit and Risk Committee has delegated to its chair the authority to review and pre-approve any such services in between the Audit and Risk Committee’s regular meetings. Any such pre-approval will be subsequently considered and ratified by the Audit and Risk Committee at the next regularly scheduled meeting.

PART IV

Item 15. Exhibits, Financial Statement Schedules

Exhibit Index

Exhibit No.	Description

2.1

Agreement and Plan of Merger, dated as of November 8, 2019, by and among Buzz Holdings L.P., Buzz Merger Sub Ltd, Worldwide Vision Limited and Buzz SR Limited, as the seller representative (incorporated by reference to Exhibit 2.1 to the Registrant’s Registration Statement on Form S-1 filed on January 15, 2021)

3.1	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on February 16, 2021)

3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on February 16, 2021)

4.1	Description of Securities Registered pursuant to Section 12 of the Securities Exchange Act of 1934

10.1

Second Amended and Restated Limited Partnership Agreement of Buzz Holdings L.P., dated as of February 10, 2021 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 16, 2021)

10.2

Tax Receivable Agreement, dated as of February 10, 2021, by and among Bumble Inc. and each of the other persons from time to time party thereto (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on February 16, 2021)

10.3

Exchange Agreement, dated as of February 10, 2021, by and among Bumble Inc., Buzz Holdings L.P. and holders of Common Units from time to time party thereto (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on February 16, 2021)

10.4

Registration Rights Agreement, dated as of February 10, 2021, by and among Bumble Inc. and each of the other persons from time to time party thereto (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on February 16, 2021)

10.5

Stockholders Agreement, dated as of February 10, 2021, by and among Bumble Inc. and each of the other persons from time to time party thereto (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed on February 16, 2021)

10.6	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.6 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 filed on January 28, 2021)

10.7

Support and Services Agreement, dated as of January 29, 2020, by and among Buzz Holdings L.P., Buzz Merger Sub Ltd. and Blackstone Buzz Holdings L.P. (incorporated by reference to Exhibit 10.7 to the Registrant’s Registration Statement on Form S-1 filed on January 15, 2021)

10.8	Bumble Inc. 2021 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed on February 16, 2021)†

10.9

Employment Agreement, dated January 29, 2020, by and between Buzz Holdings, L.P. and Whitney Wolfe Herd (incorporated by reference to Exhibit 10.9 to the Registrant’s Registration Statement on Form S-1 filed on January 15, 2021)†

10.10

Employment Agreement, entered into as of July 12, 2020, by and between Bumble Trading LLC and Tariq Shaukat (incorporated by reference to Exhibit 10.10 to the Registrant’s Registration Statement on Form S-1 filed on January 15, 2021)†

10.11

Employment Agreement, dated August 14, 2020, by and Between Bumble Trading LLC and Anuradha Subramanian (incorporated by reference to Exhibit 10.11 to the Registrant’s Registration Statement on Form S-1 filed on January 15, 2021)†

10.12

Service Agreement, dated October 11, 2016, between Badoo Limited and Idan Wallichman (incorporated by reference to Exhibit 10.12 to the Registrant’s Registration Statement on Form S-1 filed on January 15, 2021)†

Exhibit No.	Description
10.13

Idan Wallichman agreement with Andrey Ogandzhanyants, dated October 5, 2017 (incorporated by reference to Exhibit 10.13 to the Registrant’s Registration Statement on Form S-1 filed on January 15, 2021)†

10.14

Letter Agreement, dated October 2019, between Worldwide Vision Limited and Idan Wallichman (incorporated by reference to Exhibit 10.14 to the Registrant’s Registration Statement on Form S-1 filed on January 15, 2021)†

10.15

Letter Agreement, dated December 11, 2019, between Buzz Holdings L.P. and Idan Wallichman (incorporated by reference to Exhibit 10.15 to the Registrant’s Registration Statement on Form S-1 filed on January 15, 2021)†

10.16

Letter Agreement, dated July 2, 2020, between Badoo Limited and Idan Wallichman (incorporated by reference to Exhibit 10.16 to the Registrant’s Registration Statement on Form S-1 filed on January 15, 2021)†

10.17

Credit Agreement, dated as of January 29, 2020, by and among Buzz Bidco L.L.C., Worldwide Vision Limited (f/k/a Buzz Merger Sub Ltd.), Buzz Finco L.L.C., the guarantors party thereto from time to time, Citibank, N.A., as administrative agent, collateral agent and swingline lender, and the lenders and L/C issuers party thereto from time to time (incorporated by reference to Exhibit 10.17 to the Registrant’s Registration Statement on Form S-1 filed on January 15, 2021)

10.18

Amendment No. 1 to the Credit Agreement, dated as of October 19, 2020, by and among Buzz Bidco L.L.C., Buzz Finco L.L.C., the guarantors party thereto, Citibank, N.A., as administrative agent, collateral agent and swingline lender and the lenders party thereto (incorporated by reference to Exhibit 10.18 to the Registrant’s Registration Statement on Form S-1 filed on January 15, 2021)

10.19

Security Agreement, dated as of January 29, 2020, by and among the grantors identified therein and Citibank, N.A., as collateral agent (incorporated by reference to Exhibit 10.19 to the Registrant’s Registration Statement on Form S-1 filed on January 15, 2021)

10.20

Founder Agreement, dated as of November 8, 2019, by and between Buzz Holdings L.P. and Whitney Wolfe Herd (incorporated by reference to Exhibit 10.20 to the Registrant’s Registration Statement on Form S-1 filed on January 15, 2021)

10.21

First Amendment to Founder Agreement, dated as of May 1, 2020, by and between Buzz Holdings L.P. and Whitney Wolfe Herd (incorporated by reference to Exhibit 10.21 to the Registrant’s Registration Statement on Form S-1 filed on January 15, 2021)

10.22

Trademark Assignment and License, dated as of January 29, 2020, by and between Whitney Wolfe Herd and Bumble Holding Limited (incorporated by reference to Exhibit 10.22 to the Registrant’s Registration Statement on Form S-1 filed on January 15, 2021)

10.23

Restrictive Covenant Agreement, dated as of November 8, 2019, between Buzz Holdings L.P. and Whitney Wolfe Herd (incorporated by reference to Exhibit 10.23 to the Registrant’s Registration Statement on Form S-1 filed on January 15, 2021)

10.24

Amended and Restated Incentive Unit Subscription Agreement, dated June 19, 2020, between Beehive Holdings II, LP and Buzz Holdings L.P. (incorporated by reference to Exhibit 10.24 to the Registrant’s Registration Statement on Form S-1 filed on January 15, 2021)†

10.25

Incentive Unit Award Agreement, dated August 8, 2020, between Tariq Shaukat, Buzz Holdings L.P. and Buzz Management Aggregator L.P. (incorporated by reference to Exhibit 10.25 to the Registrant’s Registration Statement on Form S-1 filed on January 15, 2021)†

10.26

Incentive Unit Award Agreement, dated September 21, 2020, between Anu Subramanian, Buzz Holdings L.P. and Buzz Management Aggregator L.P. (incorporated by reference to Exhibit 10.26 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 filed on January 28, 2021)†

10.27	Form of Incentive Unit Award Agreement (Director Form) (incorporated by reference to Exhibit 10.27 to the Registrant’s Registration Statement on Form S-1 filed on January 15, 2021)†

10.28

Form of Restricted Stock Unit Grant Notice and Agreement (Phantom Class B Unitholders – Executive Form) Under the Bumble Inc. 2021 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.28 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 filed on January 28, 2021)†

10.29

Form of Option Grant Notice and Option Agreement (Phantom Class B Unitholders – Executive Form) Under the Bumble Inc. 2021 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.29 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 filed on January 28, 2021)†

Exhibit No.	Description

10.30

Subscription Agreement between Tariq Shaukat and Buzz Management Aggregator L.P. (incorporated by reference to Exhibit 10.30 to the Registrant’s Registration Statement on Form S-1 filed on January 15, 2021)†

10.31	Bumble Inc. 2021 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8-K filed on February 16, 2021)†

10.32	Form of Unit Adjustment Letter (incorporated by reference to Exhibit 10.32 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 filed on January 28, 2021)†

10.33	Form of Unit Adjustment Letter (Whitney Wolfe Herd) (incorporated by reference to Exhibit 10.33 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 filed on January 28, 2021)†

21.1	Subsidiaries of the Registrant

23.1	Consent of Ernst & Young LLP, as to Bumble Inc.

23.2	Consent of Ernst & Young LLP, as to Buzz Holdings L.P.

23.3	Consent of Ernst & Young LLP, as to Worldwide Vision Limited

24.1	Power of Attorney (included in signature pages of this Report)

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†	Management contract or compensatory plan or arrangement.

The agreements and other documents filed as exhibits to this report are not intended to provide factual information or other disclosure other than with respect to the terms of the agreements or other documents themselves, and you should not rely on them for that purpose. In particular, any representations and warranties made by us in these agreements or other documents were made solely within the specific context of the relevant agreement or document and may not describe the actual state of affairs as of the date they were made or at any other time.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 15, 2021	BUMBLE INC.
	By:	/s/ Anuradha B. Subramanian
	Name:	Anuradha B. Subramanian
	Title:	Chief Financial Officer

POWER OF ATTORNEY

Each person whose signature appears below hereby constitutes and appoints Whitney Wolfe Herd, Tariq M. Shaukat, Anuradha B. Subramanian and Laura Franco, and each of them, any of whom may act without joinder of the other, the individual’s true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for the person and in his or her name, place and stead, in any and all capacities, to sign this Annual Report on Form 10-K and any or all amendments thereto, and all other documents in connection therewith to be filed with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact as agents or any of them, or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report and Power of Attorney have been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Whitney Wolfe Herd Whitney Wolfe Herd	Chief Executive Officer and Director (principal executive officer)	March 15, 2021

/s/ Ann Mather Ann Mather	Chair of the Board of Directors	March 15, 2021

/s/ Christine L. Anderson Christine L. Anderson	Director	March 15, 2021

/s/ R. Lynn Atchison R. Lynn Atchison	Director	March 15, 2021

/s/ Sachin J. Bavishi Sachin J. Bavishi	Director	March 15, 2021

/s/ Matthew S. Bromberg Matthew S. Bromberg	Director	March 15, 2021

/s/ Amy M. Griffin Amy M. Griffin	Director	March 15, 2021

Signature	Title	Date

/s/ Jonathan C. Korngold Jonathan C. Korngold	Director	March 15, 2021

/s/ Jennifer B. Morgan Jennifer B. Morgan	Director	March 15, 2021

/s/ Elisa A. Steele Elisa A. Steele	Director	March 15, 2021

/s/ Pamela A. Thomas-Graham Pamela A. Thomas-Graham	Director	March 15, 2021

/s/ Anuradha B. Subramanian Anuradha B. Subramanian	Chief Financial Officer (principal financial officer and principal accounting officer)	March 15, 2021