Form 10-Q
period 2021-03-31
Bumble Inc.
filed 2021-05-17
CIK 1830043

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 001-40054

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒   No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Emerging growth company	☒`

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

As of April 30, 2021, Bumble Inc. had 119,799,036 shares of Class A common stock, par value $0.01 per share, outstanding and 20 shares of Class B common stock, par value $0.01 per share, outstanding.

SPECIAL NOTE REGARDING Forward-Looking Statements

This Quarterly Report on Form 10-Q, or this Quarterly Report, contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements reflect the current views of management of Bumble Inc. with respect to, among other things, its operations, its financial performance, its industry and the impact of the Coronavirus Disease 2019 (“COVID-19”) on its business. Forward-looking statements include all statements that are not historical facts. In some cases, you can identify these forward-looking statements by the use of words such as “outlook,” “believe(s),” “expect(s),” “potential,” “continue(s),” “may,” “will,” “should,” “could,” “would,” “seek(s),” “predict(s),” “intend(s),” “trends,” “plan(s),” “estimate(s),” “anticipates,” “projection,” “will likely result” and or the negative version of these words or other comparable words of a future or forward-looking nature. Such forward-looking statements are subject to various risks and uncertainties. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements. These factors include, but are not limited to, the following:

•	our ability to retain existing users or attract new users and to convert users to paying users
•	competition and changes in the competitive landscape of our market
•	our ability to distribute our dating products through third parties, such as Apple App Store or Google Play Store, and offset related fees
•	the impact of data security breaches or cyber attacks on our systems and the costs of remediation related to any such incidents
•	the continued development and upgrading of our technology platform and our ability to adapt to rapid technological developments and changes in a timely and cost-effective manner
•

our ability to obtain, maintain, protect and enforce intellectual property rights and successfully defend against claims of infringement, misappropriation or other violations of third-party intellectual property

•	our ability to comply with complex and evolving U.S. and international laws and regulations relating to our business, including data privacy laws
•	foreign currency exchange rate fluctuations
•	risks relating to certain of our international operations, including successful expansion into new markets
•	control of us by affiliates of The Blackstone Group Inc. (“Blackstone”) and our Founder
•	the outsized voting rights of affiliates of Blackstone and our Founder
•	the inability to attract hire and retain a highly qualified and diverse workforce, or maintain our corporate culture
•

changes in business or macroeconomic conditions, including the impact of COVID-19 (and other widespread health emergencies or pandemics) and measures taken in response, lower consumer confidence in our business or in the online dating industry generally, recessionary conditions, increased unemployment rates, stagnant or declining wages, political unrest, armed conflicts or natural disasters

For more information regarding these and other risks and uncertainties that we face, see Part I, “Item 1A—Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2020. These factors should not be construed as exhaustive and we caution you that the important factors referenced above may not contain all of the factors that are important to you. Bumble Inc. undertakes no obligation to publicly update or review any forward-looking statements, whether as a result of new information, future developments or otherwise, except as required by law.

Website and Social Media Disclosure

We use our websites (www.bumble.com and ir.bumble.com) and at times our corporate Twitter account (@bumble) to distribute company information. The information we post through these channels may be deemed material. Accordingly, investors should monitor these channels, in addition to following our press releases, filings with the Securities and Exchange Commission (“SEC”) and public conference calls and webcasts. In addition, you may automatically receive e-mail alerts and other information about Bumble when you enroll your e-mail address by visiting the “E-mail Alerts” section of our website at ir.bumble.com. The contents of our website and social media channels are not, however, a part of this Quarterly Report on Form 10-Q.

i

Certain Definitions

As used in this Quarterly Report, unless otherwise noted or the context requires otherwise:

•

“Badoo App and Other Average Revenue per Paying User” is a metric calculated based on Badoo App and Other Revenue in any measurement period, excluding any revenue generated from advertising and partnerships or affiliates, divided by Badoo App and Other Paying Users in such period divided by the number of months in the period.

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

•	“Bumble,” the “Company,” “we,” “us” and “our” refer to Bumble Inc. and its consolidated subsidiaries.
•

“Bumble App Average Revenue per Paying User” is a metric calculated based on Bumble App Revenue in any measurement period, divided by Bumble App Paying Users in such period divided by the number of months in the period.

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

•	“IPO” refers to the initial public offering.
•

“Offering Transactions” refers to the offering of Class A common stock in the IPO and certain related transactions, as defined in “Item 2―Management’s Discussion and Analysis of Financial Condition and Results of Operations―2021 Developments―Initial Public Offering and Offering Transactions”.

•	“Pre-IPO Common Unitholders” refer to pre-IPO owners that hold Common Units following the Reclassification.

•

“pre-IPO owners” refer to our Founder, our Sponsor, an affiliate of Accel Partners LP and management and other equity holders who are the owners of Bumble Holdings immediately prior to the Offering Transactions.

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

•	“Reorganization Transactions” refer to certain transactions prior to the completion of the IPO which were accounted as a reorganization of entities under common control.

•	“Sponsor Acquisition” refers to the acquisition on January 29, 2020 by our Sponsor of a majority stake in Worldwide Vision Limited and certain transactions related thereto.
•

“Total Average Revenue per Paying User” is a metric calculated based on Total Revenue in any measurement period, excluding any revenue generated from advertising and partnerships or affiliates, divided by the Total Paying Users in such period divided by the number of months in the period.

•	“Total Paying Users” is the sum of Bumble App Paying Users and Badoo App and Other Paying Users.
•	“Total Revenue” is the sum of Bumble App Revenue and Badoo App and Other Revenue.
•	“user” is a user ID, a unique identifier assigned during registration.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

Bumble Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and par value amounts)

	(Unaudited) March 31, 2021	December 31, 2020
ASSETS
Cash and cash equivalents	$246,002	$128,029
Accounts receivable	62,168	41,595
Other current assets	86,342	81,387
Total current assets	394,512	251,011
Right-of-use assets	10,616	11,711
Lease receivable	1,099	1,069
Property and equipment, net	16,449	16,833
Goodwill	1,540,112	1,540,915
Intangible assets, net	1,788,250	1,812,410
Deferred tax assets, net	14,809	—
Other noncurrent assets	4,267	3,319
Total assets	$3,770,114	$3,637,268
LIABILITIES AND BUMBLE INC. SHAREHOLDERS’ / BUZZ HOLDINGS L.P. OWNERS’ EQUITY
Accounts payable	$15,047	$23,741
Deferred revenue	33,370	31,269
Accrued expenses and other current liabilities	142,652	180,986
Current portion of long-term debt, net	9,996	5,338
Total current liabilities	201,065	241,334
Long-term debt, net	619,542	820,876
Deferred tax liabilities, net	—	428,087
Tax receivable agreement liability	356,755	—
Other liabilities	118,546	62,190
Total liabilities	$1,295,908	$1,552,487
Commitments and contingencies (Note 16)
Bumble Inc. Shareholders’ / Buzz Holdings L.P. Owners’ Equity:
Class A common stock (par value $0.01 per share, 6,000,000,000 shares authorized; 140,142,374 shares issued; and 115,343,526 shares outstanding as of March 31, 2021)	1,401	—
Class B common stock (par value $0.01 per share, 1,000,000 shares authorized; 20 shares issued and outstanding as of March 31, 2021)	0	—
Preferred stock (par value $0.01; authorized 600,000,000 shares; no shares issued and outstanding as of March 31, 2021)	—	—
Limited Partners’ interest	—	1,903,121
Additional paid-in capital	2,259,381	—
Treasury stock	(1,018,365)	—
Accumulated deficit	(28,845)	—
Accumulated other comprehensive income	178,672	180,852
Total Bumble Inc. shareholders’ / Buzz Holdings L.P. owners’ equity	1,392,244	2,083,973
Noncontrolling interests	1,081,962	808
Total shareholders’ / owners’ equity	2,474,206	2,084,781
Total liabilities and shareholders’ / owners’ equity	$3,770,114	$3,637,268

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Bumble Inc.

Unaudited Condensed Consolidated Statements of Operations

(in thousands, except per share / unit data)

	Successor		Predecessor
	Three Months Ended March 31, 2021	Period from January 29, through March 31, 2020	Period from January 1, through January 28, 2020
Revenue	$170,713	$79,145	$39,990
Operating costs and expenses:
Cost of revenue	47,747	21,627	10,790
Selling and marketing expense	46,838	27,287	11,157
General and administrative expense	126,524	60,034	44,907
Product development expense	35,045	6,945	4,087
Depreciation and amortization expense	26,955	16,313	408
Total operating costs and expenses	283,109	132,206	71,349
Operating loss	(112,396)	(53,061)	(31,359)
Interest (expense) income	(7,729)	(4,539)	50
Other income (expense), net	6,991	612	(882)
Loss before tax	(113,134)	(56,988)	(32,191)
Income tax benefit (provision)	436,576	1,179	(365)
Net earnings (loss)	323,442	(55,809)	(32,556)
Net (loss) earnings attributable to noncontrolling interests	(18,348)	(48)	1,917
Net earnings (loss) attributable to Bumble Inc. shareholders / Buzz Holdings L.P. owners	$341,790	$(55,761)	$(34,473)
Net earnings (loss) per share / unit attributable to Bumble Inc. shareholders / Buzz Holdings L.P. owners
Basic earnings (loss) per share / unit	$1.74	$(0.02)
Diluted earnings (loss) per share / unit	$1.69	$(0.02)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Bumble Inc.

Unaudited Condensed Consolidated Statements of Comprehensive Operations

(in thousands)

	Successor		Predecessor
	Three Months Ended March 31, 2021	Period from January 29, through March 31, 2020	Period from January 1, through January 28, 2020
Net earnings (loss)	$323,442	$(55,809)	$(32,556)
Other comprehensive loss, net of tax:
Change in foreign currency translation adjustment	(3,567)	(88,078)	(774)
Total other comprehensive loss, net of tax	(3,567)	(88,078)	(774)
Comprehensive income (loss)	319,875	(143,887)	(33,330)
Comprehensive (loss) income attributable to noncontrolling interests	(19,735)	(48)	1,917
Comprehensive income (loss) attributable to Bumble Inc. shareholders / Buzz Holdings L.P. owners	$339,610	$(143,839)	$(35,247)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Bumble Inc.

Unaudited Condensed Consolidated Statements of Changes in Equity (Successor)

	Limited Partners'	Class A Common Stock		Class B Common Stock		Additional Paid-in	Treasury Stock		Accumulated	Accumulated Other Comprehensive	Noncontrolling	Total Shareholders’/ owners'
	Equity	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Income	Interests	Equity
		(in thousands, except share amount)
Balance as of January 1, 2021	1,903,121	—	—	—	—	—	—	—	—	180,852	808	2,084,781
Acquisition of noncontrolling interests	808	—	—	—	—	—	—	—	—	—	(808)	—
Net earnings prior to Reorganization Transactions	370,635	—	—	—	—	—	—	—	—	—	—	370,635
Stock-based compensation expense	11,587	—	—	—	—	—	—	—	—	—	—	11,587
Effect of the Reorganization Transactions	(2,286,151)	82,642,374	826	—	—	979,275	—	—	—	—	1,306,050	—
Issuance of Class A common stock sold in the initial public offering, net of offering costs	—	57,500,000	575	20	0	2,236,787	—	—	—	—	121,009	2,358,371
'Purchase of Class A Common Stock in the initial public offering	—	—	—	—	—	—	24,798,848	(1,018,365)	—	—	—	(1,018,365)
Purchase of Common Units from Pre-IPO Common Unitholders in the initial public offering	—	—	—	—	—	(609,489)	—	—	—	—	(363,800)	(973,289)
Vested Incentive Units	—	—	—	—	—	(8,067)	—	—	—	—	8,067	—
Issuance of Founder loan common units						(30,371)	—	—	—	—	30,371	—
Equity plan modification from liability to equity settled due to Reorganization	—	—	—	—	—	22,107	—	—	—	—		22,107
Tax receivable agreement liability from Reorganization Transactions	—	—	—	—	—	(356,755)	—	—	—	—		(356,755)
Stock-based compensation expense	—	—	—	—	—	25,894	—	—	—	—		25,894
Net loss subsequent to Reorganization Transactions	—	—	—	—	—	—	—	—	(28,845)	—	(18,348)	(47,193)
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	—	—	(2,180)	(1,387)	(3,567)
Balance as of March 31, 2021	—	140,142,374	1,401	20	0	2,259,381	24,798,848	(1,018,365)	(28,845)	178,672	1,081,962	2,474,206

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Bumble Inc.

Unaudited Condensed Consolidated Statements of Changes in Equity / Deficit (Predecessor)

	Issued Share Capital		Treasury Stock		Additional Paid-in	Retained Earnings (Accumulated	Accumulated Other Comprehensive	Total Predecessor Shareholders’	Noncontrolling	Total Shareholders’
	Units	Amount	Shares	Amount	Capital	Deficit)	Income (Loss)	Equity (Deficit)	Interests	Equity (Deficit)
	(in thousands)
Balance as of January 1, 2020	108,431	$11	6,940	$(3,788)	$3,449	$23,352	$644	$23,668	$6,014	$29,682
Net (loss) earnings	—	—	—	—	—	(34,473)	—	(34,473)	1,917	(32,556)
Stock-based compensation expense	—	—	—	—	336	—	—	336	—	336
Other comprehensive loss, net of tax	—	—	—	—	—	—	(774)	(774)	—	(774)
Balance as of January 28, 2020	108,431	$11	6,940	$(3,788)	$3,785	$(11,121)	$(130)	$(11,243)	$7,931	$(3,312)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Bumble Inc.

Unaudited Condensed Consolidated Statements of Changes in Equity

(Successor)

	Class A Common Stock		Class B Common Stock		Limited Partners Interest		Additional Paid-in	Treasury	Accumulated	Accumulated Other Comprehensive	Total Bumble Inc. Owners’ / Shareholders’	Noncontrolling	Total Shareholders’ / Owners’
	Shares	Amount	Shares	Amount	Units	Amount	Capital	Stock	Deficit	Loss	Equity	Interests	Equity
	(in thousands, except shares amount)
Balance as of January 29, 2020	—	$—	—	$—	—	$—	$—	$—	$—	$—	$—	$—	$—
Net loss from January 29, 2020 to March 31, 2020	—	—	—	—	—	—	—	—	—	—	(55,761)	(48)	(55,809)
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	1,420	—	1,420
Issuance of Limited Partners' Interest	—	—	—	—	2,453,233	2,334,233	—	—	—	—	2,334,233	—	2,334,233
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	—	—	(88,078)	(88,078)	—	(88,078)
Balance as of March 31, 2020	—	$—	—	$—	2,453,233	$2,334,233	$—	$—	$—	$(88,078)	$2,191,814	$(48)	$2,191,766

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Bumble Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	Successor		Predecessor
	Three Months Ended March 31, 2021	Period from January 29, through March 31, 2020	Period from January 1, through January 28, 2020
Cash flows from operating activities:
Net earnings (loss)	$323,442	$(55,809)	$(32,556)
Adjustments to reconcile net earnings (loss) to net cash used in operating activities:
Depreciation and amortization	26,955	16,313	408
Changes in fair value of interest rate swaps	(2,944)	—	—
Changes in fair value of contingent consideration	71,954	—	—
Deferred income tax	(441,682)	(517)	26
Stock-based compensation expense	45,823	1,420	4,156
Net foreign exchange difference	(2,307)	6,331	(198)
Other, net	2,719	(255)	(195)
Changes in assets and liabilities:
Accounts receivable	(21,075)	2,749	(17,599)
Other current assets	(7,234)	(17,803)	(2,175)
Accounts payable	(9,194)	(12,639)	12,984
Deferred revenue	2,101	8,078	289
Legal liabilities	(30,243)	(2,587)	(521)
Accrued expenses and other current liabilities	(4,410)	(2,018)	32,075
Other, net	513	(865)	—
Net cash used in operating activities	(45,582)	(57,602)	(3,306)
Cash flows from investing activities:
Capital expenditures	(2,712)	(921)	(1,045)
Acquisition of business, net of cash acquired	—	(2,801,262)	—
Other, net	(31)	(73)	16
Net cash used in investing activities	(2,743)	(2,802,256)	(1,029)
Cash flows from financing activities:
Proceeds from issuance of Class A common stock sold in initial public offering, net of offering costs	2,358,371	—	—
Purchase of Class A Common Stock in the initial public offering	(1,018,365)	—	—
Purchase of Common Units from Pre-IPO Common Unitholders in the initial public offering	(973,289)	—	—
Proceeds from repayments of loans to related companies	—	41,929
Debt issuance costs	—	(16,281)	—
Limited Partners’ interest	—	2,334,233	—
Proceeds from term loan	—	575,000	—
Repayment of term loan	(200,000)	—	—
Net cash provided by financing activities	166,717	2,934,881	—
Effects of exchange rate changes on cash and cash equivalents	(162)	(7,715)	813
Net increase (decrease) in cash and cash equivalents	118,230	67,308	(3,522)
Cash and cash equivalents, beginning of the period	128,029	53,669	57,449
Cash and cash equivalents and restricted cash, end of the period	246,259	120,977	53,927
Less restricted cash	257	258	258
Cash and cash equivalents, end of the period	$246,002	$120,719	$53,669

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Bumble Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 1 - Organization and Background

Description of Business

The Company provides online dating and social networking platforms through subscription and credit-based dating products servicing North America, Europe and various other countries around the world. The Company provides these services through websites and applications that it owns and operates.

Organization and Initial Public Offering

Bumble Inc. was incorporated as a Delaware corporation on October 5, 2020 for the purpose of facilitating an initial public offering (“IPO”) and other related transactions in order to operate the business of Buzz Holdings L.P. (“Bumble Holdings”) and its subsidiaries.

Prior to the IPO and the Reorganization Transactions, Bumble Holdings, a Delaware limited partnership, was formed primarily as a vehicle to finance the acquisition (the “Sponsor Acquisition”) of a majority stake in Worldwide Vision Limited by a group of investment funds managed by The Blackstone Group Inc. (“Blackstone”). As Bumble Holdings did not have any previous operations, Worldwide Vision Limited, a Bermuda exempted limited company, is viewed as the predecessor to Bumble Holdings and its consolidated subsidiaries. Accordingly, these consolidated financial statements include certain historical consolidated financial and other data for Worldwide Vision Limited for periods prior to the completion of the business combination.

On February 16, 2021, the Company completed its IPO of 57.5 million shares of Class A common stock at an offering price of $43 per share. The Company received net proceeds of $2,361.2 million after deducting underwriting discounts and commissions. The Company used the proceeds from the issuance of 48.5 million shares ($1,991.6 million) to redeem shares of Class A common stock and purchase Common Units from our Sponsor, at a price per share / Common Unit equal to the IPO price, net of underwriting discounts and commissions.

In connection with the IPO, the organizational structure was converted to an umbrella partnership-C-Corporation with Bumble Inc. becoming the general partner of Bumble Holdings. The Reorganization Transactions were accounted for as a transaction between entities under common control. As a result, the financial statements for periods subsequent to the Sponsor Acquisition and prior to the IPO and the Reorganization Transactions have been adjusted to combine the previously separate entities for presentation purposes. As the general partner, Bumble Inc. operates and controls all of the business and affairs, and through Bumble Holdings and its subsidiaries, conducts the business. Bumble Inc. consolidates Bumble Holdings in its consolidated financial statements and reports a noncontrolling interest related to the common units held by the Pre-IPO Common Unitholders and the incentive units held by the continuing incentive unitholders in the unaudited condensed consolidated financial statements.

Assuming the exchange of all outstanding Common Units for shares of Class A common stock on a one-for-one basis under the exchange agreement entered into by holders of Common Units, there would be 187,865,523 shares of Class A common stock outstanding (which does not reflect any shares of Class A common stock issuable in exchange for as-converted Incentive Units or upon settlement of certain other interests).

Basis of Presentation and Consolidation

The unaudited condensed consolidated financial statements that accompany these notes include the financial statements of the Company, all entities that are wholly-owned by the Company and all entities in which the Company has a controlling financial interest. Intercompany transactions and balances have been eliminated. The unaudited condensed consolidated financial statements have been prepared in conformity with U.S. GAAP, consistent in all material respects with those applied in our Annual Report on Form 10-K for the year ended December 31, 2020 (“2020 Form 10-K”). These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated statements and notes thereto included in the 2020 Form 10-K.

As a result of the Sponsor Acquisition as further discussed in Note 5, Business Combination, periods prior to January 28, 2020 reflect the financial statements of Worldwide Vision Limited (referred to herein as the “Predecessor”). Periods subsequent to the Sponsor Acquisition and prior to the IPO, reflect the financial statements of Bumble Holdings with the assets and liabilities adjusted to fair value on the closing date of the business combination. Periods subsequent to the IPO and the Reorganization Transactions, reflect the financial statements of Bumble Inc., general partner of Bumble Holdings, and successor to Bumble Holdings, for accounting and reporting purposes. All periods subsequent to the Sponsor Acquisition have been presented as the financial statements of Bumble Inc. (referred to herein as the “Successor”). Due to the change in the basis of accounting, the consolidated financial statements for the Predecessor and the Successor are not necessarily comparable. Where applicable, a black line separates the Successor and Predecessor periods to highlight the lack of comparability.

All references to the “Company”, “we”, “our” or “us” in this report are to Bumble Inc.

Note 2 - Summary of Selected Significant Accounting Policies

Included below are selected significant accounting policies including those that were added or modified during the three months ended March 31, 2021 as a result of new transactions entered into or the adoption of new accounting policies. Refer to Note 2, Summary of Selected Significant Accounting Policies, within the annual consolidated financial statements in our 2020 Form 10-K for the full list of our significant accounting policies.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make certain judgments, estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses. The Company’s significant estimates relate to current and deferred income taxes (including valuation allowance for deferred income tax assets), amounts payable under the tax receivable agreement, the fair value and useful lives of assets acquired and liabilities assumed in the Sponsor Acquisition, the recoverability of long-lived assets and goodwill, potential obligations associated with legal contingencies, the fair value of contingent consideration, derivatives and stock-based compensation and recognition of performance-based stock-based compensation.

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

Revenue Recognition

The Company recognizes revenue from services in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC 606”). Under ASC 606, the Company recognizes revenue when or as the Company’s performance obligations are satisfied by transferring control of the promised services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those services. To determine revenue recognition for arrangements that an entity determines are within the scope of ASC 606, the Company performs the following five steps as prescribed by ASC 606:

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

During the three months ended March 31, 2021, the period from January 29, 2020 to March 31, 2020, and the period from January 1, 2020 to January 28, 2020, there were no customers representing greater than 10% of total revenue.

For the periods presented, revenue across apps was as follows (in thousands):

	Successor		Predecessor
	Three Months Ended March 31, 2021	Period from January 29, through March 31, 2020	Period from January 1, through January 28, 2020
Bumble App	$112,637	$46,652	$23,256
Badoo App and Other	58,076	32,493	16,734
Total Revenue	$170,713	$79,145	$39,990

Deferred Revenue

Deferred revenue consists of advance payments that are received or are contractually due in advance of the Company's performance. The Company’s deferred revenue is reported on a contract by contract basis at the end of each reporting period. The Company classifies deferred revenue as current when the term of the applicable subscription period or expected completion of the performance obligation is one year or less. The deferred revenue balance is $33.4 million and $31.3 million as of March 31, 2021 and December 31, 2020, respectively. During the three months ended March 31, 2021, the period from January 29, 2020 to March 31, 2020, and the period from January 1, 2020 to January 28, 2020, the Company recognized revenue of $21.9 million, $5.9 million, and $10.6 million, respectively, that was included in the deferred revenue balance at the beginning of each period.

Income Taxes

The Company accounts for income taxes under the liability method, and deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying values of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. We recognize deferred tax assets to the extent we believe these assets are more likely than not to be realized. In making such a determination, we consider all positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent results of operations. A valuation allowance is provided if it is determined that it is more likely than not that the deferred tax asset will not be realized.

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

Tax Receivable Agreement

In connection with our IPO, the Company entered into a tax receivable agreement with certain pre-IPO owners whereby the Company agreed to pay to such pre-IPO owners 85% of the benefits that the Company realizes, or is deemed to realize, as a result of our allocable share of existing tax basis acquired in the IPO, increases in our share of existing tax basis and adjustments to the tax basis of the assets of Bumble Holdings as a result of sales or exchanges of Common Units (including Common Units issued upon conversion of vested Incentive Units), and our utilization of certain tax attributes of the Blocker Companies (including the Blocker Companies’ allocable share of existing tax basis) and certain other tax benefits related to entering into the tax receivable agreement.

Actual tax benefits realized by the Company may differ from tax benefits calculated under the tax receivable agreement as a result of the use of certain assumptions in the tax receivable agreement, including the use of an assumed weighted-average state and local income tax rate to calculate tax benefits. Payments to be made under the tax receivable agreement will depend upon a number of factors, including the timing and amount of our future income.

The Company accounts for amounts payable under the tax receivable agreement in accordance with ASC Topic 450, Contingencies. As such, subsequent changes in the fair value of the tax receivable agreement liability between reporting periods are recognized in the statement of operations. See Note 4, Tax Receivable Agreement, for additional information on the tax receivable agreement.

Fair Value Measurements

The Company follows ASC Topic 820, Fair Value Measurement, for financial assets and liabilities measured on a recurring basis. The Company uses the fair value hierarchy to categorize the financial instruments measured at fair value based on the available inputs to the valuation and the degree to which they are observable or not observable in the market.

The three levels of the fair value hierarchy are as follows:

•	Level 1 - Quoted prices in active markets for identical assets or liabilities.

•	Level 2 - Assets and liabilities valued based on observable market data for similar instruments, such as quoted prices for similar assets or liabilities.

•	Level 3 - Unobservable inputs for which there is little or no market data and require the Company to develop its own assumptions, based on the best information available.

Stock-Based Compensation

The Company issues stock-based awards to employees that are generally in the form of stock options, restricted shares, incentive units, or restricted stock units (“RSUs”). Compensation cost for equity awards is measured at their grant-date fair value, and in the case of restricted shares and RSUs is estimated based on the fair value of the Company’s underlying common stock. The grant date fair value of stock options is estimated using the Black-Scholes option pricing model, which requires management to make assumptions with respect to the fair value of the Company’s common stock on the grant date, including the expected term of the award, the expected volatility of the Company’s stock calculated based on a period of time generally commensurate with the expected term of the award, risk-free interest rates and expected dividend yields of the Company’s stock. For time-vesting awards, compensation cost is recognized over the requisite service period, which is generally the vesting period, using the graded attribution method. For performance-based stock awards, compensation expense is recognized over the requisite service period on a straight-line basis when achievement is probable. At the IPO date, we concluded that our public offering represents a qualifying liquidity event that would cause the performance conditions to be probable of occurring.

For periods prior to the Company’s IPO, the grant date fair value of stock-based compensation awards and the underlying equity were determined on each grant date using a Monte Carlo model. As the Company's equity was not publicly traded, there was no history of market prices for the Company's equity. Thus, estimating grant date fair value required the Company to make assumptions, including the value of the Company's equity, expected time to liquidity, and expected volatility.

See Note 13, Stock-based Compensation, for addition information on the Company’s stock-based compensation plans and awards.

Earnings (Loss) per Share / Unit

Basic earnings (loss) per share / unit is computed by dividing net earnings (loss) attributable to the Company by the weighted average number of common shares / units outstanding during the period. Diluted earnings (loss) per share / unit is computed by dividing net earnings (loss) attributable to the Company by the weighted-average share / units outstanding during the period after adjusting for the impact of securities that would have a dilutive effect on earnings (loss) per share / unit.

All earnings (loss) for the Predecessor period from January 1, 2020 to January 28, 2020 were entirely allocable to Predecessor shareholders and non-controlling interest. Additionally, due to the impact of the Sponsor Acquisition, the Company’s capital structure for the Predecessor and Successor periods is not comparable. As a result, the presentation of earnings (loss) per share / unit for the periods prior to such transaction is not meaningful and only earnings (loss) per share / unit for periods subsequent to the Sponsor Acquisition are presented herein.

See Note 12, Earnings (Loss) per Share / Unit, for additional information on dilutive securities.

Recently Issued Pronouncements Not Yet Adopted

In January of 2021, the FASB issued ASU No. 2021-01, Reference Rate Reform (Topic 848): Scope, that refined the scope of Topic 848 and clarified some of its provisions. The amendments permit entities to elect certain optional expedients and exceptions when accounting for derivative contracts and certain hedging relationships affected by the discounting transition. The Company is evaluating the impact of the ASU as it relates to arrangements that reference London Inter-Bank Offered Rate (“LIBOR”).

Note 3 - Income Taxes

The Company is subject to U.S. federal and state income taxes and will file consolidated income tax returns for U.S. federal and certain jurisdictions with respect to its allocable share of any net taxable income of Buzz Holdings L.P. A provision for these taxes has been recorded accordingly. The differences between our effective tax rate and the U.S. federal statutory tax rate of 21% generally result from various factors, including the geographical distribution of taxable income, state and foreign taxes, tax credits, contingency reserves for uncertain tax positions and permanent differences between the book and tax treatment of certain items. Additionally, the amount of income taxes is subject to our interpretation of applicable tax laws in the jurisdictions in which we file. For the three months ended March 31, 2021, our effective tax rate is lower than the U.S. federal statutory tax rate of 21% primarily due to the geographical distribution of our earnings, nondeductible permanent differences, nondeductible stock-based compensation and the inability to record a benefit for certain tax losses and benefits generated in the current year.

Our effective tax rate for the three months ended March 31, 2021 also includes the discrete impact of the Company’s restructuring activities that occurred on January 1, 2021. Deferred tax liabilities of $448.2 million recorded at Maltese and UK entities related to relevant intangible property were written off in the first quarter of 2021, offset by $6.7 million of deferred tax assets recorded in Malta for related tax basis in transferred intangible property resulting in a net income tax benefit of $441.5 million during the period . In addition, the tax benefit for the three months ended March 31, 2021 reflects the impact of our assessment that we will not be able to record the benefit of certain current year deferred tax assets for which a valuation allowance is recorded.

Note 4 – Tax Receivable Agreement

In connection with the Reorganization Transactions and our IPO, we entered into a tax receivable agreement with certain of our pre-IPO owners that provides for the payment by Bumble, Inc. to such pre-IPO owners of 85% of the benefits, that Bumble Inc. realizes, or is deemed to realize, as a result of Bumble Inc.’s allocable share of existing tax basis acquired in our IPO and other tax benefits related to entering into the tax receivable agreement.

We estimate the amount of existing tax basis with respect to which our pre-IPO owners will be entitled to receive payments under the tax receivable agreement (assuming all Pre-IPO Common Unitholders exchanged their Common Units for shares of Class A common stock on the date of the IPO, and assuming all vested Incentive Units were converted to Common Units and immediately exchanged for shares of Class A common stock at the IPO prices of $43.00 per share of Class A common stock) is approximately $2,603 million which includes Bumble Inc.’s allocable share of existing tax basis acquired in the IPO, which we have determined to be approximately $1,728 million. In determining Bumble Inc.’s allocable share of existing tax basis acquired in the IPO, we have given retrospective effect to certain exchanges of Common Units for Class A shares that occurred after the IPO that were contemplated to have occurred pursuant to the Blocker Restructuring. The payments under the tax receivable agreement are not conditioned upon continued ownership of the Company by the pre-IPO owners.

We have determined that it is more likely than not that we will be unable to realize tax benefits related to certain basis adjustments and acquired net operating losses that were received in connection with the Reorganization Transactions and our IPO. As a result of this determination, we have not recorded the benefit of these deferred tax assets as of March 31, 2021. The realizability of the deferred tax assets is evaluated based on all positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent results of operations. We will assess the realizability of the deferred tax assets at each reporting period, and a change in our estimate of our liability associated with the tax receivable agreement may result as additional information becomes available, including results of operations in future periods. At the time of the Sponsor Acquisition, the assets and liabilities of Bumble Holdings were adjusted to fair value on the closing date of the business combination for both financial reporting and income tax purposes. As a result of the IPO transaction, we inherited certain tax benefits associated with this stepped-up basis (“Common Basis”) created when certain pre-IPO owners acquired their interests in Bumble Holdings in the Sponsor Acquisition. This Common Basis entitles us to the depreciation and amortization deductions previously allocable to the pre-IPO owners. Based on current projections, we anticipate having sufficient taxable income to be able to realize the benefit of this

Common Basis and have recorded a tax receivable agreement liability of $356.8 million related to these benefits. To the extent that we determine that we are able to realize the tax benefits associated with the basis adjustments and net operating losses, we would record an additional liability of $171.0 million for a total liability of $527.8 million. If, in the future, we are not able to utilize the Common Basis, we would record a reduction in the tax receivable agreement liability that would result in a benefit recorded within our consolidated statement of operations.

Note 5 - Business Combination

On January 29, 2020, Bumble Holdings, and the wholly owned indirect subsidiary, Buzz Merger Sub Limited, executed an Agreement and Plan of Merger (the “Merger Agreement”) with Worldwide Vision Limited whereby Bumble Holdings agreed to purchase all of the outstanding equity interest of Worldwide Vision Limited, for a purchase price of approximately $2.9 billion, as detailed below. The Sponsor Acquisition was accounted for using the acquisition method of accounting which required that the assets acquired and liabilities assumed be recognized at their estimated fair values as of the acquisition date (based on Level 3 measurements).

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

Goodwill was primarily attributable to assembled workforce, expected synergies and other factors.

The fair values of the identifiable intangible assets acquired at the date of Sponsor Acquisition were as follows (in thousands):

	Acquisition Date Fair Value	Weighted- Average Useful Life (Years)
Brands	$1,430,000	Indefinite
Developed technology	220,000	5
User base	105,000	2.5
White label contracts	30,000	8
Total identifiable intangible assets acquired	$1,785,000

The Company has white label contracts, whereby the Company's platform technology is licensed to other dating apps and websites. These contracts provide on-going revenue and value to the Company.

The fair values of brands and developed technology were determined using relief of royalty methodology. The fair values of user base and white label contracts were determined using excess earnings methodology. The valuations of intangible assets incorporate significant unobservable inputs and require significant judgment and estimates, including the amount and timing of future cash flows.

The Company recognized approximately $47.1 million of transaction costs in the period from January 29, 2020 to March 31, 2020. Transaction costs incurred by the Predecessor associated with the Sponsor Acquisition were approximately $40.3 million and were included as an assumed liability by the Company at closing. These costs are recorded in “General and administrative expense” in the Successor and Predecessor consolidated statements of operations.

Concurrent with and related to the Sponsor Acquisition, the Company sold an app that it did not intend to continue operating to one of the sellers for an amount of $25.2 million, which reduced the purchase price disclosed above by the same amount.

Note 6 - Property and Equipment, net

A summary of the Company’s property and equipment, net is as follows (in thousands):

	March 31, 2021	December 31, 2020
Computer equipment	$19,841	$18,423
Leasehold improvements	5,497	5,318
Furniture and fixtures	890	861
Total property and equipment, gross	$26,228	$24,602
Accumulated depreciation	(9,779)	(7,769)
Total property and equipment, net	$16,449	$16,833

Depreciation expense related to property and equipment, net for the three months ended March 31, 2021, the period from January 29, 2020 to March 31, 2020, and the period from January 1, 2020 to January 28, 2020, was $2.4 million, $1.4 million, and $0.4 million, respectively.

Note 7 - Goodwill and Intangible Assets, net

Goodwill

The changes in the carrying amount of goodwill for the periods presented is as follows:

March 31, 2021
Balance as of December 31, 2020	$1,540,915
Goodwill adjustment, net (1)	(803)
Balance as of March 31, 2021	$1,540,112

(1) Relates to the impact of $0.8 million of deferred income taxes.

Intangible Assets, net

A summary of the Company’s intangible assets, net is as follows (in thousands):

	March 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted- Average Remaining Useful Life (Years)
Brands	$1,511,755	$—	$1,511,755	Indefinite
Developed technology	244,813	(57,124)	187,689	3.8
User base	112,695	(52,591)	60,104	1.3
White label contracts	33,384	(4,869)	28,515	6.8
Other	675	(488)	187	0.8
Total intangible assets, net	$1,903,322	$(115,072)	$1,788,250

	December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted- Average Remaining Useful Life (Years)
Brands	$1,511,269	$—	$1,511,269	Indefinite
Developed technology	244,813	(44,884)	199,929	4.1
User base	112,695	(41,322)	71,373	1.6
White label contracts	33,384	(3,826)	29,558	7.1
Other	352	(71)	281	4.0
Total intangible assets, net	$1,902,513	$(90,103)	$1,812,410

Amortization expense related to intangible assets, net for the three months ended March 31, 2021, the period from January 29, 2020 to March 31, 2020 and the period from January 1, 2020 to January 28, 2020, was $24.6 million, $14.9 million, and $0.0 million, respectively.

As of March 31, 2021, amortization of intangible assets with definite lives is estimated to be as follows (in thousands):

Remainder of 2021	$73,706
2022	79,491
2023	53,197
2024	53,150
2025 and thereafter	16,951
Total	$276,495

Note 8 - Other Financial Data

Consolidated Balance Sheets Information

Other current assets are comprised of the following balances (in thousands):

	March 31, 2021	December 31, 2020
Capitalized aggregator fees	$6,565	$5,533
Prepayments	17,412	6,435
Income tax receivable	57,085	59,364
Capitalized initial public offering costs (1)	—	3,033
Other receivables	5,280	7,022
Total other current assets	$86,342	$81,387

(1) Upon completion of the IPO, the capitalized IPO costs were offset against the proceeds raised from the IPO as a reduction of additional paid-in capital and noncontrolling interests.

Accrued expenses and other current liabilities are comprised of the following balances (in thousands):

	March 31, 2021	December 31, 2020
Legal liabilities	$24,077	$55,144
Accrued expenses	28,183	36,184
Lease liabilities	4,199	4,933
Income tax payable	73,562	71,324
Other payables	12,631	13,401
Total accrued expenses and other current liabilities	$142,652	$180,986

Other non-current liabilities are comprised of the following balances (in thousands):

	March 31, 2021	December 31, 2020
Lease liabilities	$5,571	$5,831
Contingent earn-out liability	112,654	40,700
Stock-based compensation liabilities	—	13,765
Other liabilities	321	1,894
Total other liabilities	$118,546	$62,190

Note 9 - Fair Value Measurements

The following tables present the Company’s financial instruments that are measured at fair value on a recurring basis (in thousands):

	March 31, 2021
	Level 1	Level 2	Level 3	Total Fair Value Measurements
Assets:
Cash and cash equivalents	$246,002	$—	$—	$246,002
Derivative asset	—	1,359	—	1,359
Deposits on credit card	257	—	—	257
Equity investments	—	—	1,510	$1,510
	$246,259	$1,359	$1,510	$249,128
Liabilities:
Contingent earn-out liability	$—	$—	$112,654	$112,654
	$—	$—	$112,654	$112,654

	December 31, 2020
	Level 1	Level 2	Level 3	Total Fair Value Measurements
Assets:
Cash and cash equivalents	$128,029	$—	$—	$128,029
Deposits on credit card	257	—	—	257
Equity investments	—	—	1,458	1,458
	$128,286	$—	$1,458	$129,744
Liabilities:
Contingent earn-out liability	$—	$—	$40,700	$40,700
Derivative liability	—	1,586	—	1,586
	$—	$1,586	$40,700	$42,286

There were no transfers between levels between March 31, 2021 and December 31, 2020.

The carrying value of Accounts receivable, Accounts payable, Income tax payable, Accrued expenses and Other payables approximate their fair values due to the short-term maturities of these instruments.

The Company’s contingent earn-out liability that is measured at fair value on a recurring basis using significant unobservable inputs (Level 3). As of March 31, 2021 and December 31, 2020, $112.7 million and $40.7 million are included within “Other Liabilities”. The change in fair value of $72.0 million is included within “General and administrative expense” for the three months ended March 31, 2021.

Contingent Consideration Arrangement

As of March 31, 2021, there is a contingent consideration arrangement, consisting of an earn-out payment to former shareholders of Worldwide Vision Limited of up to $150 million. The Company determined the fair value of the contingent earn-out liability using a closed-form option pricing model to determine the amount of the liability and present valued the amount payable in the future to the current reporting date using an appropriate discount rate. The option pricing model estimate relies on standard inputs such as an estimate of volatility, term, and the risk free rate over such term. The model estimates the probability that the earn-out condition will be met in the future and calculates the expected earn-out payment to the former shareholders.

The fair value of the contingent earn-out liability is sensitive to our equity volatility, discount rates, and our common stock price which is sensitive to changes in the forecasts of earnings and/or the relevant operating metrics. The Company remeasures the fair value of the contingent earn-out liability each reporting period, and changes are recognized in “General and administrative expense” in the accompanying consolidated statements of operations.

Note 10 - Debt

Total debt is comprised of the following (in thousands):

	March 31, 2021	December 31, 2020
Term Loan due January 29, 2027	$647,533	$845,000
Less: unamortized debt issuance costs	17,995	18,786
Less: current portion of debt, net	9,996	5,338
Total long-term debt, net	$619,542	$820,876

Credit Agreement

On January 29, 2020, the Company and the wholly-owned subsidiaries, Buzz Bidco LLC, Buzz Merger Sub Limited, and Buzz Finco LLC (collectively, the “Borrowers”) entered into a credit agreement (the “Original Credit Agreement”). The Original Credit Agreement permitted the Company to borrow up to $625.0 million through a seven-year $575.0 million term loan (“Initial Term Loan Facility”), as well as a five-year revolving credit facility of $50.0 million (the “Revolving Credit Facility”) and $25.0 million available through letters of credit. In connection with the Original Credit Agreement, the Company incurred and paid debt issuance costs of $16.3 million during the year ended December 31, 2020.

On October 19, 2020, the Company amended the Original Credit Agreement and entered into the First Amendment to the Credit Agreement (the “Amended Credit Agreement”), which provides for incremental borrowing of an aggregate principal amount of $275.0 million (the “Incremental Term Loan Facility”, and, together with the Initial Term Loan Facility, the “Term Loan Facility”; the Term Loan Facility together with the Revolving Credit Facility, the “Senior Secured Credit Facilities”). The terms of the Amended Credit Agreement were unchanged from the Original Credit Agreement, and the sole purpose of the Amendment was to increase the principal available to the Company. In connection with the Amended Credit Agreement, the Company incurred and paid debt issuance costs of $4.8 million during the year ended December 31, 2020.

On March 31, 2021, the Company used proceeds from the IPO to repay outstanding indebtedness on the Incremental Term Loan Facility in an aggregate principal amount of $200.0 million.

Based on the calculation of the applicable consolidated total leverage ratio, the applicable margin for borrowings under the Revolving Credit Facility is between 1.25% to 1.75% with respect to base rate borrowings and between 2.25% and 2.75% with respect to LIBOR rate borrowings under the Term Loan Facility, in addition to a base rate. The interest rates in effect for the Initial Term Loan Facility and the Incremental Term Loan Facility as of March 31, 2021 were 2.95% and 3.75%, respectively. The Term Loan Facility will mature on January 29, 2027 and principal amounts outstanding under the Revolving Credit Facility will be due and payable in full at maturity on January 29, 2025. As of March 31, 2021, and at all times during the period, the Company was in compliance with the financial debt covenants.

As the loans are issued with a floating rate of interest, the Company believes that the fair value of the obligations is approximated by the principal amount of the loans as of March 31, 2021. The carrying value of the Term Loan Facility includes the outstanding principal amount, less unamortized debt issuance costs. Therefore, the Company assumes the carrying value of the debt, before any transaction costs, would closely approximate the fair value of the loan obligation with the assumptions above.

Future maturities of long-term debt as of March 31, 2021, were as follows (in thousands):

Remainder of 2021	$11,033
2022	8,500
2023	8,500
2024	8,500
2025 and thereafter	611,000
Total	$647,533

Note 11 - Shareholders’ Equity

Equity Structure Prior to Initial Public Offering and Reorganization

Limited Partner’s Interest

On January 29, 2020, Bumble Holdings, and the wholly owned indirect subsidiary, Buzz Merger Sub Limited, executed the Merger Agreement with Worldwide Vision Limited whereby Bumble Holdings agreed to purchase all of the outstanding equity interest of Worldwide Vision Limited (see Note 5, Business Combination). In conjunction with the Sponsor Acquisition, the equity that was in existence in the Predecessor periods was settled and no longer outstanding subsequent to January 29, 2020.

Prior to the IPO, Limited Partners' Interest was inclusive of Capital Contribution from the Parent, Additional Paid-in Capital, and Retained Earnings. The capital structure of Bumble Holdings consisted of two different classes of limited partnership interests, Class A and Class B units. Class A units were issued and held by Blackstone, an affiliate of Accel Partners LP., our Founder, and certain members of senior management in exchange for capital contributions (“Class A Units”). Class B units were issued to senior management, select Board members and select employees of Bumble Holdings and represent profit interests of Bumble Holdings which vest subject to certain service and performance conditions.

As of December 31, 2020, 2,453,784,599 Class A Units and 153,273,895 Class B Units were outstanding.

Noncontrolling Interests

Prior to the IPO, the Company’s noncontrolling interests represent a reserve for minority interests’ share of accumulated profits and losses of Huggle App (UK) Limited and Lumen App Limited and pre-Sponsor Acquisition, Bumble Holding Limited and its subsidiaries.

Initial Public Offering

On February 16, 2021, the Company completed its IPO of 57.5 million shares of Class A common stock at an offering price of $43 per share. The Company received net proceeds of $2,361.2 million after deducting underwriting discounts and commissions. The Company used the proceeds from the issuance of 48.5 million shares ($1,991.6 million) in the IPO to redeem shares of Class A common stock and purchase Common Units from our Sponsor, at a price per share / Common Unit equal to the IPO price, net of underwriting discounts and commissions. The Company used a portion of the proceeds from the issuance of 9.0 million shares ($369.6 million) in the IPO to repay $200 million of outstanding indebtedness.

Reorganization

Prior to the completion of the IPO on February 10, 2020, the limited partnership agreement of Bumble Holdings was amended and restated that resulted in the following:

•	Bumble Inc. became the general partner of Bumble Holdings with 100% of the voting power and control of the management of Bumble Holdings.
•

All outstanding Class A Units were either (1) reclassified into a new class of limited partnership interest referred to as “Common Units”, or (2) directly exchanged for vested shares of Class A common stock of Bumble Inc.

•

All outstanding Class B Units were either reclassified into a new class of limited partner interest referred to as “Incentive Units”, or directly exchanged for vested shares of Class A common stock and restricted shares of Class A common stock of Bumble Inc.

•

Recognition of a noncontrolling interest due to the Pre-IPO Shareholders retaining an economic interest in Bumble Holdings related to Common Units not exchanged for vested shares of Class A common stock.

As part of the Reorganization Transactions, certain entities that are taxable as corporations for U.S. federal income tax purposes in which certain Pre-IPO Shareholders hold interests (the “Blocker Companies”) entered into certain restructuring transactions that resulted in the Pre-IPO Shareholders acquiring shares of newly issued shares of Class A common stock in exchange for their ownership interests in the Blocker Companies and the Company acquiring an equal number of outstanding Common Units.

Additionally, Bumble Inc. and the holders of all Common Units entered into an exchange agreement in which the holders of the Common Units will have the right on a quarterly basis to exchange their Common Units for shares of Class A common stock of the Company on a one-for-one basis, subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications.

Subsequent to the Reorganization Transactions, our Sponsor effected certain exchanges of Common Units for Class A shares that were contemplated to have occurred pursuant to the Blocker Restructuring, with the net change to the capital structure being 4,455,510 Common Units in Bumble Holdings being exchanged on April 1, 2021, on a one-for-one basis, for Class A common stock in the Company. We have given retrospective effect to these transactions when estimating our tax receivable agreement liability, see Note 3 – Income Taxes.

Amendment and Restatement of Certificate of Incorporation

The Company’s amended and restated certificate of incorporation has three classes of ownership interests: 6,000,000,000 shares of Class A common stock, par value $0.01 per share, 1,000,000 shares of Class B common stock, par value $0.01 per share, and 600,000,000 shares of preferred stock, par value $0.01 per share.

Class A Common Stock

Shares of Class A common stock have both voting and economic rights. Holders of Class A common stock are entitled to one vote for each share of Class A common stock held. Our Founder and affiliates of Blackstone (“Principal Stockholders”) are entitled to outsized voting rights. Each share of Class A common stock held by a Principal Stockholder is entitled to ten votes. Shares of Class A common stock are entitled to dividends and pro rata distribution of remaining available assets upon liquidation. Shares of Class A common stock do not have preemptive, subscription, redemption or conversion rights.

As of March 31, 2021, there were 115,343,526 shares of Class A common stock outstanding.

Class B Common Stock

Shares of Class B common stock have voting but no economic rights. Holders of Class B common stock are entitled to one vote for each Common Unit of Bumble Holdings held. Each Principal Stockholder that holds Class B common stock is entitled to a number of votes equal to 10 times the aggregate number of Common Units held of Bumble Holdings. Shares of Class B common stock do not have any right to receive dividends or distribution upon liquidation.

As of March 31, 2021, there were 20 shares of Class B common stock outstanding.

Preferred Stock

The Company is authorized to issue, without the approval of its stockholders, one or more series of preferred stock. The board of directors may determine, with respect to any series of preferred stock, the powers (including voting powers), preferences and relative, participating, optional or other special rights.

As of March 31, 2021, no preferred stock has been issued.

Treasury Stock

Repurchases of the Company's common stock are included in treasury stock at the cost of shares repurchased. During the three months ended March 31, 2021, the Company used a portion of the proceeds from the issuance of 48.5 million shares in the IPO to redeem shares of Class A common stock from the pre-IPO owners.

Noncontrolling Interests

The Company’s noncontrolling interests represent reserve related to the Common Units held by the pre-IPO Common Unitholders and the Vested Incentive Units held by the continuing incentive unitholders.

Note 12 - Earnings (Loss) per Share / Unit

Due to the impact of the Sponsor Acquisition, the Company’s capital structure for the Predecessor and Successor periods is not comparable. As a result, the presentation of earnings (loss) per share / unit for the periods prior to such transaction is not meaningful and only earnings (loss) per share / unit for periods subsequent to the Sponsor Acquisition are presented herein.

The Company computes earnings per share (“EPS”) of Class A common stock using the two-class method required for participating securities. The Company considers Unvested Restricted Shares and Vested RSUs to be participating securities because holders are entitled to be credited with dividend equivalent payments, upon the payment by the Company of dividends on shares of Common Stock.

Undistributed earnings allocated to participating securities are subtracted from net earnings (loss) attributable to Bumble Inc. in determining net earnings (loss) attributable to common stockholders. Basic EPS is computed by dividing net earnings (loss) attributable to common stockholders / unitholders by the weighted-average number of shares of our Class A Common Stock / Units outstanding.

For the calculation of diluted EPS, net earnings (loss) attributable to common stockholders / unitholders for basic EPS is adjusted by the effect of dilutive securities.

Diluted EPS attributable to common stockholders / unitholders is computed by dividing the resulting net earnings (loss) attributable to common stockholders / unitholders by the weighted-average number of common shares / units outstanding, adjusted to give effect to dilutive elements including Restricted Shares, RSUs, and Options to the extent these are dilutive.

The following table sets forth a reconciliation of the numerators used to compute the Company's basic and diluted earnings (loss) per share / unit for the three months ended March 31, 2021 and the period from January 29 through March 31, 2020

	Three Months Ended March 31, 2021	Period from January 29, through March 31, 2020
Numerator:
Net earnings (loss)	$323,442	$(55,809)
Net loss attributable to noncontrolling interests	(18,348)	(48)
Net earnings (loss) attributable to Bumble Inc. shareholders / Buzz Holdings L.P. owners	$341,790	$(55,761)

The following table sets forth the computation of the Company's basic and diluted earnings (loss) per share / unit (in thousands, except share / unit amounts, and per share / unit amounts, unaudited).

	Three Months Ended March 31, 2021	Period from January 29, through March 31, 2020
Basic earnings (loss) per share / unit attributable to common stockholders / unitholders
Numerator
Allocation of net earnings (loss) attributable to Bumble Inc. shareholders / Buzz Holdings L.P. owners	$201,142	$(55,761)
Less: net earnings (loss) attributable to participating securities	627	—
Net earnings (loss) attributable to common stockholders / unitholders	$200,515	$(55,761)
Denominator
Weighted average number of shares of Class A common stock / units outstanding	115,230,399	2,454,232,753
Basic earnings (loss) per share / unit attributable to common stockholders / unitholders	$1.74	$(0.02)

Diluted earnings (loss) per share / unit attributable to common stockholders / unitholders
Numerator
Allocation of net earnings (loss) attributable to Bumble Inc. shareholders / Buzz Holdings L.P. owners	$201,142	$(55,761)
Increase in net earnings (loss) attributable to common shareholders upon conversion of potentially dilutive Common Units	121,326	—
Net earnings (loss) attributable to common stockholders / unitholders	$322,468	$(55,761)
Denominator
Number of shares / units used in basic computation	115,230,399	2,454,232,753
Add: weighted-average effect of dilutive securities
Restricted Shares	190,508
RSUs	1,238,363	—
Options	11,820	—
Common Units to Convert to Class A Common Stock	74,417,632	—
Weighted average shares of Class A common stock / units outstanding used to calculate diluted earnings (loss) per share / unit	191,088,722	2,454,232,753
Diluted earnings (loss) per share / unit attributable to common stockholders / unitholders	$1.69	$(0.02)

Note 13 - Stock-based Compensation

Total stock-based compensation cost was as follows:

	Successor		Predecessor
(in thousands)	Three Months Ended March 31, 2021	Period from January 29, through March 31, 2020	Period from January 1, through January 28, 2020
Cost of revenue	$1,607	$—	$—
Selling and marketing expense	5,141	—	75
General and administrative expense	19,908	1,420	3,997
Product development expense	19,167	—	84
Total stock-based compensation expense	$45,823	$1,420	$4,156

Predecessor Plans

Prior to the Sponsor Acquisition, Worldwide Vision Limited operated a share option plan and a growth share plan, and Bumble Holding Limited, a subsidiary of Worldwide Vision Limited, had issued phantom stock.

In connection with the Sponsor Acquisition, Worldwide Vision Limited’s stock-based compensation plans were terminated and the phantom stock awards issued by Bumble Holding Limited were settled, including $4.0 million that was recognized as stock-based compensation expense in “General and administrative expense” in the period from January 1, 2020 to January 28, 2020.

Successor Plans

Prior to the IPO, Bumble Holdings had three active plans under which awards had been granted to various employees of the Company, including key management personnel, based on their management grade.

In connection with the Sponsor Acquisition, Bumble Holdings and Buzz Management Aggregator L.P., an interest holder in Bumble Holdings, adopted two new Incentive Plans for the employees’ performance and retention purposes, namely the Employee Incentive Plan (“Non-US Plan”) and the Equity Incentive Plan (“US Plan”). The participants of the Non-US Plan and US Plan are selected employees of the Company and the subsidiaries. Bumble Holdings and Buzz Management Aggregator L.P. also adopted one incentive plan for Whitney Wolfe Herd (the “Founder Plan”). Awards granted under the Founder Plan and US Plan were in the form of Class B Units in Bumble Holdings and Class B Units in Buzz Management Aggregator L.P, respectively (collectively, the “Class B Units”). Under the Non-US Plan, participants receive phantom awards of Class B Units in Buzz Management Aggregator L.P. (the “Phantom Class B Units”) that are settled in cash equal to the notional value of the Buzz Management Aggregator Class B Units at the settlement date.

The Class B Units under the Founder Plan and US Plan and the Phantom Class B Units under the Non-US Plan comprise:

●

Time-Vesting Class B Units and Time-Vesting Phantom Class B Units (60% of the Class B Units and Phantom Class B Units granted) that generally vest over a five-year service period and for which expense is recognized under a graded expense attribution model; and

●

Exit-Vesting Class B Units and Exit-Vesting Phantom Class B Units (40% of the Class B Units and Phantom Class B Units granted). Vesting for these awards is based on a liquidity event in which affiliates of The Blackstone Group Inc. receive cash proceeds in respect of its Class A units in the Company prior to the termination of the participant. Further, the portion of the Exit-Vesting Class B Units and Exit-Vesting Phantom Class B Units that vest is based on certain Multiple on Invested Capital (“MOIC”) and Internal Rate of Return (“IRR”) hurdles associated with a liquidity event. The MOIC and IRR hurdles impact the fair value of the awards. As the vesting of these units is contingent upon a specified liquidity event, no expense was required to be recorded prior to the occurrence of a liquidity event.

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

The weighted-average assumptions the Company used in the Monte Carlo model for 2020 are as follows:

Dividend yield	—
Expected volatility	58%
Risk-free interest rate	0.86%
Expected time to liquidity event (years)	4.7

Post-IPO Award Reclassification

In connection with the Company’s IPO, awards under the Founder Plan, US Plan, and Non-US Plan were reclassified as follows:

●

The Time-Vesting and Exit-Vesting Class B Units in Bumble Holdings under the Founder Plan and granted to senior management under the US Plan were reclassified to vested Incentive Units (in the case of Vested Class B Units) and unvested Incentive Units (in the case of unvested Class B Units) in Bumble Holdings.

●

The Time-Vesting and Exit-Vesting Class B Units in Bumble Holdings (other than those granted to senior management) were reclassified to Class A common stock (in the case of vested Class B Units) and Restricted Shares of Class A common stock (in the case of unvested Class B Units) in the Company.

●

The Time-Vesting and Exit-Vesting Phantom Class B Units in Bumble Holdings were reclassified into vested RSUs (in the case of vested Class B Phantom Units) and unvested RSUs (in the case of unvested Class B Phantom Units) in the Company.

In all cases of respective reclassifications, the Post-IPO awards retained the same terms and conditions (including applicable vesting requirement). Each Post-IPO award was converted to reflect the $43.00 share price contemplated in the Company’s IPO while retaining the same economic value in the Company.

At the IPO date, we concluded that our public offering represents a qualifying liquidity event that would cause the Exit-Vesting awards’ performance conditions to be probable of occurring. As such, we have begun to recognize stock-based compensation expense in relation to the Exit-Vesting awards. As of March 31, 2021, total recognized compensation cost related to the reclassified Exit-Vesting awards is $11.3 million.

Time-Vesting and Exit-Vesting Class B Units Reclassified to Incentive Units in Bumble Holdings or Restricted Shares of Class A Common Stock in Bumble Inc.

The following table summarizes the information about Time-Vesting and Exit-Vesting Class B Units in Bumble Holdings that were reclassified to Incentive Units in Bumble Holdings or Restricted Shares of Class A Common Stock in the Company:

	March 31, 2021
	Time-Vesting Class B Units		Exit-Vesting Class B Units
	Number of Awards	Weighted- Average Grant Date Fair Value	Number of Awards	Weighted- Average Grant Date Fair Value
Unvested as of beginning of period	91,910,366	$0.55	61,273,583	$0.43
Granted	—	—	—	—
Vested	(12,260,439)	0.38	—	—
Forfeited	(281,304)	0.36	(234,420)	0.25
Effect of Reorganization and IPO	(91,629,062)	0.55	(61,039,163)	0.43
Outstanding at end of period	—	$—	—	$—

Time-Vesting and Exit-Vesting Phantom Class B Units Converted to RSUs

The following table summarizes the information about Time-Vesting and Exit-Vesting Class Phantom B Units that were converted to RSUs in the Company:

	March 31, 2021
	Time-Vesting Phantom Class B Units	Exit-Vesting Phantom Class B Units
	Number of Awards	Number of Awards
Unvested as of beginning of period	39,456,172	26,304,120
Granted	—	—
Vested	(7,151,666)	—
Forfeited	(101,891)	(69,781)
Effect of Reorganization and IPO	(39,354,281)	(26,234,339)
Outstanding at end of period	—	—

2021 Omnibus Plan

In connection with the IPO, the Company adopted the 2021 Omnibus Plan, which became effective on the date immediately prior to the effective date of the IPO. The 2021 Omnibus Plan provides the Company with flexibility to use various equity-based incentive awards as compensation tools to motivate and retain the Company’s workforce. The Company has initially reserved 30,000,000 shares of our common stock for the issuance of awards under the 2021 Omnibus Plan.

The fair value of Time-Vesting Awards granted or modified at the time of the IPO was determined using the Black-Scholes option pricing model with the following assumption ranges and fair value per unit:

Volatility	55%-60%
Expected Life	0.5 - 7.4 years
Risk-free rate	0.1%-0.8%
Fair value per unit	$43.00
Dividend yield	0.0%
Discount for lack of marketability(1)	15% - 25%

The fair value of Exit-Vesting Awards granted or modified at the time of the IPO was determined using a Monte Carlo simulation approach in an option pricing framework, where the common stock price of the Company was evolved using a Geometric Brownian Motion over a period from the Valuation Date to the date of Management's expected exit date - a date at which MOIC and IRR realized by the Sponsor can be calculated ("Sponsor Exit"), with the following assumption ranges and fair value per unit:

Volatility	55%
Expected Life	1.8 years
Risk-free rate	0.1%
Fair value per unit	$43.00
Dividend yield	0.0%
Discount for lack of marketability(1)	15%

(1) Discount for lack of marketability for Time-Vesting Awards and Exit-Vesting Awards is only applicable for Incentive Units granted in Bumble Holdings at the time of the IPO.

Incentive Units in Bumble Holdings:

The following table summarizes information around Incentive Units in Bumble Holdings. These include grants of Class B Units that were reclassified into Incentive Units as described above, as well as Incentive Units issued to new recipients. The Incentive Units granted as a result of the reclassification of Class B Units retain the vesting attributes (including original service period vesting start date) of the Class B Units. The Company did not recognize any incremental fair value due to the reclassification of awards as the fair value per award was the same immediately prior to and after the Reclassification. The newly granted Incentive Units contain the same vesting attributes as Incentive Units granted as a result of the Reclassification.

	March 31, 2021
	Time-Vesting Incentive Units		Exit-Vesting Incentive Units
	Number of Awards	Weighted- Average Participation Threshold	Number of Awards	Weighted- Average Participation Threshold
Effect of Reorganization and IPO	6,353,868	$12.36	4,235,912	$12.36
Granted	303,433	43.00	202,287	43.00
Vested	(845,184)	11.64	—	—
Forfeited	—	—	—	—
Unvested as of March 31, 2021	5,812,117	$14.07	4,438,199	$13.76

As of March 31, 2021, total unrecognized compensation cost related to the Time-Vesting Incentive Units is $33.9 million, which is expected to be recognized over a weighted-average period of 2.4 years. Total unrecognized compensation cost related to the Exit-Vesting Incentive Units is $22.5 million, which will be recognized over a weighted average period of 3.8 years.

Restricted Shares of Class A Common Stock in Bumble Inc.:

The following table summarizes information around Restricted Shares in the Company. The Restricted Shares granted as a result of the reclassification of Class B Units retain the vesting attributes (including original service period vesting start date) of the Class B Units. The Company did not recognize any incremental fair value due to the reclassification of awards as the fair value per award was the same immediately prior to and after the Reclassification.

	March 31, 2021
	Time-Vesting Restricted Shares of Class A Common Stock	Exit-Vesting Restricted Shares of Class A Common Stock
	Number of Awards	Number of Awards
Effect of Reorganization and IPO	248,593	163,154
Granted	—	—
Vested	(38,466)	—
Forfeited	(7,308)	(6,090)
Unvested as of March 31, 2021	202,819	157,064

As of March 31, 2021, total unrecognized compensation cost related to the Time-Vesting Restricted Shares is $1.7 million, which is expected to be recognized over a weighted-average period of 2.4 years. Total unrecognized compensation cost related to the Exit-Vesting Restricted Shares is $0.8 million, which will be recognized over a weighted average period of 3.8 years. As the fair value of the awards reclassified from Class B Units to Restricted Shares was identical upon reclassification, the $2.5 million of future share-based compensation relates to the aggregate grant date fair value of the Class B Units determined in prior periods. As such, the disclosure of the weighted-average grant date fair value of the Restricted Shares is not meaningful.

RSUs in Bumble Inc.:

The following table summarizes information around RSUs in the Company. These include grants of Phantom Class B Units that were reclassified into RSUs as described above, as well as Promised RSUs issued to new recipients. The RSUs granted as a result of the reclassification of Phantom Class B Units retain the vesting attributes (including original service period vesting start date) of the Phantom Class B Units. As the Phantom Class B Units were legally settled in cash and the RSUs will be settled with equity, this represents a liability-to-equity modification. The Company reclassified any outstanding liabilities to equity and recognized expense in accordance with the appropriate pattern using the modification date fair value.

Time-Vesting RSUs that were granted as a result of the Reclassification generally vest in equal annual installments over a five year period, whereas Time-Vesting RSUs that were granted at the time of the Company’s IPO generally vest in equal annual installments over a four year period. Exit-Vesting RSUs that were granted as a result of the Reclassification contain similar vesting requirements to the previously Exit-Vesting Phantom Class B Units.

	March 31, 2021
	Time-Vesting RSUs		Exit-Vesting RSUs
	Number of Awards	Weighted- Average Grant-Date Fair Value	Number of Awards	Weighted- Average Grant-Date Fair Value
Effect of Reorganization and IPO	2,084,202	$43.00	1,389,018	$30.52
Granted	506,846	43.00	—	—
Vested	(382,349)	43.00	—	—
Forfeited	(31,329)	43.00	(25,290)	30.52
Unvested as of March 31, 2021	2,177,370	$43.00	1,363,728	$30.52

As of March 31, 2021, total unrecognized compensation cost related to the Time-Vesting RSUs is $71.5 million, which is expected to be recognized over a weighted-average period of 2.3 years. Total unrecognized compensation cost related to the Exit-Vesting RSUs is $34.8 million, which will be recognized over a weighted average period of 3.8 years.

Options

Under the 2021 Omnibus Plan, the Company has granted certain stock options with the underlying equity being shares of the Company’s Class A common stock. These stock options are inclusive of both Time-Vesting stock options and Exit-Vesting stock options. Time-Vesting stock options either vest over a four or a five year period, and weighted-average remaining contractual term has been specified in the table below. Exit-Vesting stock options vest upon satisfaction of a performance condition under which Blackstone and its affiliates receive cash proceeds in respect of certain MOIC and IRR hurdles, subject to the recipient’s continued employment at the time of satisfaction. At the IPO date, we concluded that our public offering represented a qualifying liquidity event that would cause the Exit-Vesting options’ performance conditions to be probable of occurring.

The following table summarizes the Company’s option activity as it relates to Time-Vesting stock options as of March 31, 2021:

	March 31, 2021
	Number of Options	Weighted- Average Exercise Price Per Share	Weighted- Average Grant Date Fair Value Per Share
Outstanding as of December 31, 2020	—	$—	$—
Granted	2,106,618	43.00	22.27
Exercised	—	—	—
Forfeited	(47,838)	43.00	22.28
Outstanding as of March 31, 2021	2,058,780	$43.00	$22.27
Exercisable as of March 31, 2021	60,174	43.00	20.08

The following table summarizes the Company’s option activity as it relates to Exit-Vesting stock options as of March 31, 2021:

March 31, 2021
	Number of Options	Weighted- Average Exercise Price Per Share	Weighted- Average Grant Date Fair Value Per Share
Outstanding at beginning of period	—	$—	$—
Granted	222,424	43.00	18.10
Exercised	—	—	—
Forfeited	—	—	—
Outstanding as of March 31, 2021	222,424	$43.00	$18.10
Exercisable as of March 31, 2021	—	—	—

None of the Time-Vesting or Exit-Vesting stock options were exercised during the period ended March 31, 2021. Total unrecognized compensation cost related to the Time-Vesting options is $41.4 million, which is expected to be recognized over a weighted-average period of 2.4 years. Total unrecognized compensation cost related to the Exit-Vesting options is $3.8 million, which will be recognized over a weighted-average period of 2.8 years.

Options have a maximum contractual term of 10 years. The aggregate intrinsic value – assuming all options are expected to vest – and weighted average remaining contractual terms of Time-Vesting and Exit-Vesting options outstanding and options exercisable were as follows as of March 31, 2021.

Aggregate intrinsic value	—
Time-Vesting options outstanding	39,899,156
Time Vesting options exercisable	1,166,172
Exit-Vesting options outstanding	4,310,577
Exit-Vesting options exercisable	N/A
Weighted-average remaining contractual term (in years)	—
Time-Vesting options outstanding	9.9
Time Vesting options exercisable	9.9
Exit-Vesting options outstanding	9.9
Exit-Vesting options exercisable	N/A

All options outstanding were issued at the time of the IPO during 2021. No additional options have been issued to date.

Employee Stock Purchase Plan

In connection with the IPO, on February 10, 2021, Bumble Inc. adopted the 2021 Employee Stock Purchase Plan (the “ESPP”) for the issuance of up to a total of 4,500,000 shares of Class A common stock. The number of shares reserved for issuance under the ESPP will be increased automatically on January 1 of each fiscal year beginning in 2022 by a number of shares of our Class A common stock equal to the lesser of (i) the positive difference between 1% of the shares outstanding on the final day of the immediately preceding fiscal year and the ESPP share reserve on the final day of the immediately preceding fiscal year; and (B) a smaller number of shares as may be determined by the Board. The ESPP allows participants to purchase Class A common stock through contributions of up to 15% of their total compensation. The purchase price of the Class A common stock will be 85% of the lesser of the fair market value of our Class A common stock as determined on the applicable grant date or the applicable purchase period end date (provided that, in no event may the purchase price be less than the par value per share of our Class A common stock). No purchases have been made under the ESPP as of March 31, 2021.

Note 14 - Related Party Transactions

In the ordinary course of operations, the Company enters into transactions with related parties, as discussed below.

Founder Loan

On January 29, 2020, the Company recognized a $119.0 million loan to an entity controlled by the Founder, which was recorded as a reduction of “Limited Partners’ Interest” in the accompanying consolidated balance sheets.

On January 14, 2021, our Founder settled the outstanding balance of the loan plus accrued interest for a total of $95.5 million when Bumble Holdings distributed the loan in redemption of 63,643,425 Class A units held by Beehive Holdings III, LP with a hypothetical fair value equal to $95.5 million (such Class A units, the “Loan Settlement Units”). Since the value of the Loan Settlement Units redeemed by Bumble Holdings, determined using the volume-weighted average price of the Class A Common Stock on Nasdaq during the regular trading session as reported by Bloomberg L.P. for the 30-day period beginning on February 16, 2021 (the “Applicable VWAP”) exceeded the implied value of the Loan Settlement Units on the settlement date for purposes of repaying the loan, Bumble Holdings delivered to Beehive Holdings III, LP 3,252,056 Common Units which are exchangeable for shares of Class A common stock having a value based on the Applicable VWAP equal to such excess amount. The settlement of the Founder loan was recorded as an equity transaction with no net impact to the accompanying consolidated balance sheet.

Underwriting of IPO

Blackstone Securities Partners L.P., an affiliate of Blackstone, underwrote 4.1 million of the 57.5 million shares of Class A common stock offered to the market in the IPO, with underwriting discounts and commissions of $1.935 per share paid by the Company.

Redemption of Class A Common Stock and Purchase Common Units in Connection with the IPO

The Company used the proceeds from the issuance of 48.5 million shares ($1,991.6 million) in the IPO to redeem shares of Class A common stock and purchase Common Units from our Sponsor, at a price per share / Common Unit equal to the IPO price, net of underwriting discounts and commissions.

Note 15 - Segment and Geographic Information

The Company operates as a single operating segment. The Company’s chief operating decision maker is the CEO, who reviews financial information presented on a consolidated basis, accompanied by disaggregated information about the Company’s revenue, for purposes of making operating decisions, assessing financial performance and allocating resources.

Revenue by major geographic region is based upon the location of the customers who receive the Company’s services. The information below summarizes revenue by geographic area, based on customer location (in thousands):

	Successor		Predecessor
	Three Months Ended March 31, 2021	Period from January 29, through March 31, 2020	Period from January 1, through January 28, 2020
North America	$95,725	$42,777	$21,014
Rest of the world	74,988	36,368	18,976
Total	$170,713	$79,145	$39,990

The United States is the only country with revenues of 10% or more of the Company’s total revenue.

The information below summarizes property and equipment, net by geographic area (in thousands):

	March 31, 2021	December 31, 2020
United Kingdom	$5,072	$5,202
Czech Republic	5,077	5,067
United States	4,207	4,542
Rest of the world	2,093	2,022
Total	$16,449	$16,833

United Kingdom, Czech Republic, and United States are the only countries with property and equipment of 10% or more of the Company’s total property and equipment, net.

Note 16 - Commitments and Contingencies

The Company has entered into indemnification agreements with the Company’s officers and directors for certain events or occurrences. The Company maintains a directors and officers insurance policy to provide coverage in the event of a claim against an officer or director. Historically, the Company has not been obligated to make any payments for indemnification obligations, and no liabilities have been recorded for these obligations as of March 31, 2021 or December 31, 2020.

The Company is involved in certain lawsuits, claims and proceedings that arise in the ordinary course of business. The Company records a liability for these when it is believed to be probable that the Company has incurred a loss and the amount can be reasonably estimated. The Company regularly evaluates current information to determine whether it should adjust a recorded liability or record a new one. If the Company determines that there is a reasonable possibility that a loss may be incurred and the loss or range of loss can be estimated, the possible loss is disclosed in the accompanying notes to the unaudited condensed consolidated financial statements to the extent material.

Litigation

On April 30, 2018, Match Group Inc (“Match”) filed a lawsuit in the Western district of Texas against Bumble Trading Inc. and Bumble Holding Limited for: (i) infringement of utility patents and a design patent, (ii) trademark infringement, (iii) trademark-related unfair competition (iv) trade dress infringement and (v) trade secret misappropriation. Bumble Trading Inc. and Bumble Holding Limited filed counterclaims against Match and IAC alleging (1) fraud, (2) Negligent Misrepresentation, (3) Unfair Competition, (4) Promissory Estoppel, and (5) Interference with Prospective Business Relations. Match subsequently added Badoo Limited, Badoo Trading Limited, Badoo Software Limited and Badoo Technologies Limited to the lawsuit. Match and Bumble Trading Inc. and Bumble Holding Limited have reached an agreement to settle the lawsuit. The Company recorded an accrual for the loss contingency in relation to this litigation.

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

On November 13, 2018 a class action lawsuit was filed against Bumble Trading Inc. in the Northern District of California. There are two elements to the lawsuit: New York Dating Services Law and California Auto-Renewal Law. The parties held a mediation on April 2, 2020 ultimately resulting in the plaintiffs and Bumble accepting the mediator’s settlement proposal. The settlement received preliminary approval by the court on July 15, 2020 and final approval was granted on December 18, 2020. The settlement became fully effective as of January 18, 2021 and was fully repaid during the three months ended March 31, 2021.

From time to time, the Company is subject to patent litigations asserted by non-practicing entities. As of March 31, 2021, three such matters were in early stages. The Company continues to assess the Company’s position and estimates the possible loss from two such matters to be in the range of $1 million to $4 million. The Company has recorded an accrual for loss contingencies in relation to these matters. The Company is still assessing its position with regards to the third such matter for which a range of potential loss cannot be estimated at this time.

As of March 31, 2021 and December 31, 2020, we determined that provisions of $24.1 million and $55.1 million, respectively, reflect our best estimate of any probable future obligation, including legal costs incurred to date and expected to be incurred up to completion, for the Company’s litigations. The Company paid $30.2 million to settle litigation matters during the three months ended March 31, 2021. Legal expenses are included in “General and administrative expense” in the accompanying consolidated statements of operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of the financial condition and results of operations of Bumble Inc. (the “Successor”) and Worldwide Vision Limited (the “Predecessor), in conjunction with our unaudited condensed consolidated financial statements and related notes included elsewhere in Part I, “Item 1 – Financial Statements (Unaudited)”. This discussion contains forward-looking statements that involve risks and uncertainties about our business and operations. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include, without limitation, those discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and those identified under “Special Note Regarding Forward-Looking Statements” and Part I, “Item 1A—Risk Factors" in our 2020 Form 10-K.

Overview

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

Year-to-Date March 31, 2021 Consolidated Results

For the three months ended March 31, 2021, the period from January 29, 2020 to March 31, 2020, the period from January 1, 2020 to January 28, 2020 we generated:

•	Total Revenue of $170.7 million, $79.1 million and $40.0 million, respectively;
•	Bumble App Revenue of $112.6 million, $46.7 million and $23.3 million, respectively;
•	Badoo App and Other Revenue of $58.1 million, $32.5 million and $16.7 million, respectively;
•	Net Earnings (Loss) of $323.4 million, $(55.8) million and $(32.6) million, respectively, representing Net Earnings (Loss) Margins of 189.5%, (70.5)% and (81.4)% respectively;
•	Adjusted EBITDA of $46.1 million, $12.7 million and $9.4 million respectively, representing Adjusted EBITDA Margins of 27.0%, 16.1% and 23.4%, respectively;
•	Net cash used in operating activities of $45.6 million, $57.6 million and $3.3 million, respectively, and Operating Cash Flow Conversion of (14.1)%, 103.2% and 10.2%, respectively; and
•	Free Cash Flow of $(48.3) million, $(58.5) million and $(4.4) million, respectively, representing Free Cash Flow Conversion of (104.8)%, (459.6)% and (46.4)%, respectively

For a reconciliation of Adjusted EBITDA, Adjusted EBITDA Margin, Free Cash Flow and Free Cash Flow Conversion, which are all non-GAAP measures, to the most directly comparable GAAP financial measures, information about why we consider Adjusted EBITDA, Adjusted EBITDA Margin, Free Cash Flow and Free Cash Flow Conversion useful and a discussion of the material risks and limitations of these measures, please see “—Non-GAAP Financial Measures.”

Key Operating and Financial Metrics

We regularly review a number of metrics, including the following key operating and financial metrics, to evaluate our business, measure our performance, identify trends in our business, prepare financial projections and make strategic decisions. We believe these non-GAAP and operational measures are useful in evaluating our performance, in addition to our financial results prepared in accordance with GAAP. See “—Non-GAAP Financial Measures” for additional information on non-GAAP financial measures and a reconciliation to the most comparable GAAP measures.

(in thousands, except ARPPU)	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020
Key Operating Metrics
Bumble App Paying Users	1,352.8	938.3
Badoo App and Other Paying Users	1,450.5	1,218.2
Total Paying Users	2,803.3	2,156.5
Bumble App Average Revenue per Paying User	$27.75	$24.84
Badoo App and Other Average Revenue per Paying User	$12.76	$12.26
Total Average Revenue per Paying User	$19.99	$17.73

	Successor		Predecessor
(in thousands, except per share / unit data and percentages)	Three Months Ended March 31, 2021	Period from January 29, through March 31, 2020	Period from January 1, through January 28, 2020
Condensed Consolidated Statements of Operations Data:
Revenue	$170,713	$79,145	$39,990
Net earnings (loss)	323,442	(55,809)	(32,556)
Net earnings (loss) attributable to Bumble Inc. shareholders / Buzz Holdings L.P. owners	341,790	(55,761)	(34,473)
Net earnings (loss) per unit attributable to Bumble Inc. shareholders / Buzz Holdings L.P. owners
Basic earnings (loss) per share / unit	$1.74	$(0.02)
Diluted earnings (loss) per share / unit	$1.69	$(0.02)
Other Data:
Adjusted EBITDA	$46,080	$12,734	$9,371
Adjusted EBITDA Margin	27.0%	16.1%	23.4%
Free Cash Flow	(48,294)	(58,523)	(4,351)
Free Cash Flow Conversion	(104.8)%	(459.6)%	(46.4)%

	(Unaudited) March 31, 2021	December 31, 2020
Condensed Consolidated Balance Sheets Data:
Total assets	$3,770,114	$3,637,268
Cash and cash equivalents	246,002	128,029
Long-term debt, net including current maturities	629,538	826,214

Profitability and Liquidity

We use net earnings (loss) and net cash provided by (used in) operating activities to assess our profitability and liquidity, respectively. In addition to net earnings (loss) and net cash provided by (used in) operating activities, we also use the following measures:

•

Adjusted EBITDA. We define Adjusted EBITDA as net earnings (loss) excluding income tax (benefit) provision, interest (income) expense, depreciation and amortization, stock-based compensation expense, foreign exchange (gain) loss, changes in fair value of contingent earn-out liability interest rate swaps and external investments, transaction costs and one-time litigation costs. Adjusted EBITDA Margin represents Adjusted EBITDA as a percentage of revenue.

•

Free Cash Flow. We define Free Cash Flow as net cash (used in) provided by operating activities less capital expenditures. Free Cash Flow Conversion represents Free Cash Flow as a percentage of Adjusted EBITDA.

Adjusted EBITDA, Adjusted EBITDA Margin, Free Cash Flow and Free Cash Flow Conversion are key measures we use to assess our financial performance and are also used for internal planning and forecasting purposes. We believe Adjusted EBITDA, Adjusted EBITDA Margin, Free Cash Flow and Free Cash Flow Conversion are helpful to investors, analysts and other interested parties because they can assist in providing a more consistent and comparable overview of our operations across our historical financial periods. In addition, these measures are frequently used by analysts, investors and other interested parties to evaluate and assess performance.

See “—Non-GAAP Financial Measures” for additional information and a reconciliation of net earnings (loss) to Adjusted EBITDA and Adjusted EBITDA Margin and net cash used in operating activities to Free Cash Flow.

Impact of COVID-19

In March 2020, the World Health Organization declared the outbreak of COVID-19 a global pandemic. COVID-19 has rapidly impacted market and economic conditions globally, resulting in the implementation of significant governmental measures, including lockdowns, closures, quarantines, and travel bans intended to control the spread of the virus. While some of these measures have been relaxed in certain parts of the world as increasing numbers of people have received COVID-19 vaccines, others have remained in place with some areas continuing to experience renewed outbreaks and surges in infection rates. The extent to which such measures are removed or new measures are put in place will depend upon how the pandemic evolves, as well as the distribution of available vaccines and the rates at which they are administered. Future prevention and mitigation measures, as well as the potential for some of these measures to be reinstituted in the event of repeat waves or the emergence of new variants of the virus, are likely to continue to have an adverse impact on global economic conditions and consumer confidence and spending for some time, and could materially adversely affect demand, or users’ ability to pay, for our products and services.

In response to the COVID-19 outbreak, we have taken several precautions that may adversely impact employee productivity, such as requiring employees to work remotely, imposing travel restrictions, and temporarily closing office locations. We continue to monitor the rapidly-evolving situation and guidance from international and domestic authorities, including federal, state and local public health authorities, and there may be developments outside our control requiring us to adjust our operating plan. As such, given the unprecedented uncertainty around the duration and severity of the impact on market conditions and the business environment, we cannot reasonably estimate the full impacts of the COVID-19 pandemic on our business, financial condition and results of operations in the future.

For additional information, see “Risk Factors—General Risk Factors—Our business and results of operations may be materially adversely affected by the recent COVID-19 outbreak or other similar outbreaks” in Part I, Item 1A. of our 2020 Form 10-K.

2021 Developments

Initial Public Offering and Offering Transactions

On February 10, 2021, our registration statement on Form S-1 relating to our IPO was declared effective by the U.S. Securities and Exchange Commission, and our Class A common stock began trading on the NASDAQ on February 11, 2021. Our IPO closed on February 16, 2021.

Bumble Inc. issued and sold 57.5 million shares of its Class A common stock in the IPO, including 7.5 million shares sold pursuant to the exercise in full by the underwriters of their option to purchase additional shares. Bumble Inc. used the proceeds (net of underwriting discounts) from the issuance of 9 million shares ($369.6 million) to acquire an equivalent number of newly-issued Common Units from Buzz Holdings L.P, which Buzz Holdings L.P. in turn used to repay outstanding indebtedness under our Incremental Term Loan Facility totaling $200.0 million in aggregate principal amount and allocated the remaining proceeds, after bearing all of the expenses of the IPO for general corporate purposes. Bumble Inc. used the proceeds (net of underwriting discounts) from the issuance of 48.5 million shares ($1,991.6 million) to purchase or redeem an equivalent aggregate number of shares of Class A common stock and Common Units from our pre-IPO owners. We refer to the foregoing transactions as the “Offering Transactions”.

Reorganization Transactions

Prior to the completion of the IPO, we undertook certain reorganization transactions (the “Reorganization Transactions”) such that Bumble Inc. is now a holding company, and its sole material asset is a controlling equity interest in Bumble Holdings. As the general partner of Bumble Holdings, Bumble Inc. now operates and controls all of the business and affairs of Bumble Holdings, has the obligation to absorb losses and receive benefits from Bumble Holdings and, through Bumble Holdings and its subsidiaries, conducts our business. The Reorganization Transactions were accounted for as a reorganization of entities under common control. As a result, the consolidated financial statements of Bumble Inc. will recognize the assets and liabilities received in the Reorganization Transactions at their historical carrying amounts, as reflected in the historical financial statements of Bumble Holdings, the accounting predecessor. Bumble Inc. will consolidate Bumble Holdings on its consolidated financial statements and record a non-controlling interest, related to the Common Units and the Incentive Units held by our pre-IPO owners, on its consolidated balance sheet and statement of operations.

Bumble Inc. is a corporation for U.S. federal and state income tax purposes. Both Bumble Inc.’s accounting predecessor, Bumble Holdings, and Bumble Holdings’ accounting predecessor, Worldwide Vision Limited, have been since the Sponsor Acquisition, treated as flow-through entities for U.S. federal income tax purposes, and as such, have generally not been subject to U.S. federal income tax at the entity level. Accordingly, the historical results of operations and other financial information set forth in this Quarterly Report do not include any material provisions for U.S. federal income tax for the periods prior to our IPO. Following our IPO, Bumble Inc. pays U.S. federal and state income taxes as a corporation on its share of Bumble Holdings’ taxable income.

In addition, in connection with the Reorganization Transactions and our IPO, we entered into the tax receivable agreement as described under “―Tax Receivable Agreement.”

Tax Receivable Agreement

In connection with the Reorganization Transactions and our IPO, we entered into a tax receivable agreement with certain of our pre-IPO owners that provides for the payment by Bumble, Inc. to such pre-IPO owners of 85% of the benefits that Bumble Inc. realizes, or is deemed to realize, as a result of Bumble Inc.’s allocable share of existing tax basis acquired in our IPO, increases in our share of existing tax basis and adjustments to the tax basis of the assets of Bumble Holdings as a result of sales or exchanges of Common Units (including Common Units issued upon conversion of vested Incentive Units), and our utilization of certain tax attributes of the Blocker Companies (including the Blocker Companies’ allocable share of existing tax basis) and certain other tax benefits related to entering into the tax receivable agreement.

We estimate the amount of existing tax basis with respect to which our pre-IPO owners will be entitled to receive payments under the tax receivable agreement (assuming all Pre-IPO Common Unitholders exchanged their Common Units for shares of Class A common stock on the date of the IPO, and assuming all vested Incentive Units were converted to Common Units and immediately exchanged for shares of Class A common stock at the IPO prices of $43.00 per share of Class A common stock) is approximately $2,603 million, which includes Bumble Inc.’s allocable share of existing tax basis acquired in the IPO, which we have determined to be approximately $1,728 million. In determining Bumble Inc.’s allocable share of existing tax basis acquired in the IPO, we have given retrospective effect to certain exchanges of Common Units for Class A shares that occurred after the IPO that were contemplated to have occurred pursuant to the Blocker Restructuring. The payments under the tax receivable agreement are not conditioned upon continued ownership of the Company by the pre-IPO owners.

We have determined that it is more likely than not that we will be unable to realize certain tax benefits that were received in connection with the Reorganization Transactions and our IPO. As a result of this determination, we have not recorded the benefit of these deferred tax assets as of March 31, 2021. The Company is entitled to certain depreciation and amortization deductions as a result of its allocable share of existing tax basis acquired in the IPO and increases in its allocable share of existing basis and adjustments to the tax basis of the assets of Bumble Holdings as a result of sales or exchanges in connection with the IPO. There is significant existing tax basis in the assets of Bumble Holdings as a result of the Sponsor Acquisition. Based on current projections, we anticipate having sufficient taxable income to be able to realize these tax benefits and have recorded a liability of $356.8 million associated with the tax receivable agreement related to these benefits. The realizability of the deferred tax assets is evaluated based on all positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent results of operations. We will assess the realizability of the deferred tax assets at each reporting period, and a change in our estimate of our liability associated with the tax receivable agreement may result as additional information becomes available, including results of operations in future periods.

Employee Equity Plans

In connection with the Reorganization Transactions and our IPO, we undertook a number of modifications to existing employee equity plans such that awards under the Founder Plan, US Plan, and Non-US Plan were reclassified as follows:

•

The Time-Vesting and Exit-Vesting Class B Units in Bumble Holdings under the Founder Plan and granted to Senior Management under the US Plan were reclassified to vested Incentive Units (in the case of Vested Class B Units) and unvested Incentive Units (in the case of unvested Class B Units) in Bumble Holdings.

•

The Time-Vesting and Exit-Vesting Class B Units in Bumble Holdings (other than those granted to senior management) were reclassified to Class A common stock (in the case of vested Class B Units) and Restricted Shares of Class A common stock (in the case of unvested Class B Units) in Bumble Inc.

•

The Time-Vesting and Exit-Vesting Phantom Class B Units in Bumble Holdings were reclassified into vested RSUs (in the case of vested Class B Phantom Units) and unvested RSUs (in the case of unvested Class B Phantom Units) in Bumble Inc. As the modification resulted in a change from liability-settled to equity-settled, the RSUs were fair valued at the date of the IPO.

In all cases of respective reclassifications, the Post-IPO awards retained the same terms and conditions (including applicable vesting requirement). Each Post-IPO award was converted to reflect the $43.00 share price contemplated in the Company’s IPO while retaining the same economic value in the Company.

In connection with the IPO, we adopted the 2021 Omnibus Plan, which became effective on the date immediately prior to the effective date of the IPO. Under the 2021 Omnibus Plan, we granted equity awards as follows:

•	Stock options with the underlying equity being shares of the Company’s Class A common stock. These stock options are inclusive of both Time-Vesting stock options and Exit-Vesting stock options.
•	Time-Vesting Restricted Stock Units with the underlying equity being shares of the Company’s Class A common stock.
•	Time-Vesting and Exit-Vesting Incentive Units in Bumble Holdings.

At the IPO date, we concluded that our public offering represents a qualifying liquidity event that would cause the Exit-Vesting awards’ performance conditions to be probable of occurring. As such, we started to recognize stock-based compensation expense in relation to the Exit-Vesting awards. As of March 31, 2021, total recognized compensation cost related to the Exit-Vesting awards is $11.5 million.

For additional information, see Note 13, Stock-based Compensation, to our unaudited condensed consolidated financial statements included in Part I, “Item 1 – Financial Statements (Unaudited)” of this Quarterly Report on Form 10-Q.

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

Other income (expense), net

Other expense, net consists of insurance reimbursement proceeds, fair value changes in derivatives and external investments and impacts from foreign exchange transactions.

Income tax benefit (provision)

Income tax benefit (provision) represents the income tax benefit or expense associated with our operations based on the tax laws of the jurisdictions in which we operate. These foreign jurisdictions have different statutory tax rates than the United States. Our effective tax rates will vary depending on the relative proportion of foreign to domestic income, changes in the valuation of our deferred tax assets and liabilities, and changes in tax laws.

Results of Operations

The following table sets forth our unaudited condensed consolidated statement of operations information for the periods presented:

	Successor		Predecessor
(in thousands)	Three Months Ended March 31, 2021	Period from January 29, through March 31, 2020	Period from January 1, through January 28, 2020
Revenue	$170,713	$79,145	$39,990
Operating costs and expenses:
Cost of revenue	47,747	21,627	10,790
Selling and marketing expense	46,838	27,287	11,157
General and administrative expense	126,524	60,034	44,907
Product development expense	35,045	6,945	4,087
Depreciation and amortization expense	26,955	16,313	408
Total operating costs and expenses	283,109	132,206	71,349
Operating loss	(112,396)	(53,061)	(31,359)
Interest (expense) income	(7,729)	(4,539)	50
Other income (expense), net	6,991	612	(882)
Loss before tax	(113,134)	(56,988)	(32,191)
Income tax benefit (provision)	436,576	1,179	(365)
Net earnings (loss)	323,442	(55,809)	(32,556)
Net (loss) earnings attributable to noncontrolling interests	(18,348)	(48)	1,917
Net earnings (loss) attributable to Bumble Inc. shareholders / Buzz Holdings L.P. owners	$341,790	$(55,761)	$(34,473)

The following table sets forth our unaudited condensed consolidated statement of operations information as a percentage of revenue for the periods presented:

	Successor		Predecessor
	Three Months Ended March 31, 2021	Period from January 29, through March 31, 2020	Period from January 1, through January 28, 2020
Revenue	100.0%	100.0%	100.0%
Operating costs and expenses:
Cost of revenue	28.0%	27.3%	27.0%
Selling and marketing expense	27.4%	34.5%	27.9%
General and administrative expense	74.1%	75.9%	112.3%
Product development expense	20.5%	8.8%	10.2%
Depreciation and amortization expense	15.8%	20.6%	1.0%
Total operating costs and expenses	165.8%	167.0%	178.4%
Operating loss	(65.8)%	(67.0)%	(78.4)%
Interest (expense) income	(4.5)%	(5.7)%	0.1%
Other income (expense), net	4.1%	0.8%	(2.2)%
Loss before tax	(66.3)%	(72.0)%	(80.5)%
Income tax benefit (provision)	255.7%	1.5%	(0.9)%
Net earnings (loss)	189.5%	(70.5)%	(81.4)%
Net (loss) earnings attributable to noncontrolling interests	(10.7)%	(0.1)%	4.8%
Net earnings (loss) attributable to Bumble Inc. shareholders / Buzz Holdings L.P. owners	200.2%	(70.5)%	(86.2)%

The following table sets forth the stock-based compensation expense included in operating costs and expenses:

	Successor		Predecessor
(in thousands)	Three Months Ended March 31, 2021	Period from January 29, through March 31, 2020	Period from January 1, through January 28, 2020
Cost of revenue	$1,607	$—	$—
Selling and marketing expense	5,141	—	75
General and administrative expense	19,908	1,420	3,997
Product development expense	19,167	—	84
Total stock-based compensation expense	$45,823	$1,420	$4,156

Comparison of the Three Months Ended March 31, 2021 (Successor), Period from January 29, 2020 to March 31, 2020 (Successor) and the Period from January 1, 2020 to January 28, 2020 (Predecessor)

Revenue

	Successor		Predecessor
(in thousands)	Three Months Ended March 31, 2021	Period from January 29, through March 31, 2020	Period from January 1, through January 28, 2020
Bumble App	$112,637	$46,652	$23,256
Badoo App and Other	58,076	32,493	16,734
Total Revenue	$170,713	$79,145	$39,990

Revenue was $170.7 million for the three months ended March 31, 2021, $79.1 million for the period from January 29, 2020 to March 31, 2020 and $40.0 million for the period from January 1, 2020 to January 28, 2020. Revenue in the period from January 29, 2020 to March 31, 2020 was impacted by a reduction in deferred revenue of $9.2 million recorded in purchase accounting.

Bumble App Revenue was $112.6 million for the three months ended March 31, 2021, $46.7 million for period from January 29, 2020 to March 31, 2020 and $23.3 million for the period from January 1, 2020 to January 28, 2020. This change was primarily driven by a 44.2% increase in the number of Bumble App Paying Users to 1.4 million.

Badoo App and Other Revenue was $58.1 million for the three months ended March 31, 2021, $32.5 million for period from January 29, 2020 to March 31, 2020 and $16.7 million for the period from January 1, 2020 to January 28, 2020. This change was primarily driven by a 19.1% increase in the number of Badoo App and Other Paying Users to 1.5 million.

In addition, Badoo App and Other Revenue includes advertising and partnership revenue of $2.6 million, $3.2 million, and $1.2 million for the three months ended March 31, 2021, the period from January 29, 2020 to March 31, 2020 and the period from January 1, 2020 to January 28, 2020, respectively.

Cost of revenue

	Successor		Predecessor
(in thousands, except percentages)	Three Months Ended March 31, 2021	Period from January 29, through March 31, 2020	Period from January 1, through January 28, 2020
Cost of revenue	$47,747	$21,627	$10,790
Percentage of revenue	28.0%	27.3%	27.0%

Cost of revenue was $47.7 million for the three months ended March 31, 2021, $21.6 million for the period from January 29, 2020 to March 31, 2020 and $10.8 million for the period from January 1, 2020 to January 28, 2020. This change was primarily driven by the growth in in-app purchase fees due to increasing revenue.

Selling and marketing expense

	Successor		Predecessor
(in thousands, except percentages)	Three Months Ended March 31, 2021	Period from January 29, through March 31, 2020	Period from January 1, through January 28, 2020
Selling and marketing expense	$46,838	$27,287	$11,157
Percentage of revenue	27.4%	34.5%	27.9%

Selling and marketing expense was $46.8 million for the three months ended March 31, 2021, $27.3 million for the period from January 29, 2020 to March 31, 2020 and $11.2 million for the period from January 1, 2020 to January 28, 2020. This change was primarily due to an increase in digital and social media marketing costs, higher staff costs due to higher headcount and stock-based compensation, which was $5.1 million in the three months ended March 31, 2021.

General and administrative expense

	Successor		Predecessor
(in thousands, except percentages)	Three Months Ended March 31, 2021	Period from January 29, through March 31, 2020	Period from January 1, through January 28, 2020
General and administrative expense	$126,524	$60,034	$44,907
Percentage of revenue	74.1%	75.9%	112.3%

General and administrative expense was $126.5 million for the three months ended March 31, 2021, $60.0 million for the period from January 29, 2020 to March 31, 2020 and $44.9 million for the period from January 1, 2020 to January 28, 2020. These were impacted by transaction costs of $13.5 million, $47.1 million and $40.3 million in the three months ended March 31, 2021, the period from January 29, 2020 to March 31, 2020 and the period from January 1, 2020 to January 28, 2020, respectively. The increase was also driven by a $72.0 million change in the fair value of the contingent earn-out liability in the three months ended March 31, 2021. In addition, the general and administrative expense included stock-based compensation of $19.9 million, $1.4 million and $4.0 million (of which $3.8 million were in relation to the Sponsor Acquisition) in the three months ended March 31, 2021, the period from January 29, 2020 to March 31, 2020 and the period from January 1, 2020 to January 28, 2020, respectively. The remainder of the increase is mostly due to higher staff costs mainly due to higher headcount.

Product development expense

	Successor		Predecessor
(in thousands, except percentages)	Three Months Ended March 31, 2021	Period from January 29, through March 31, 2020	Period from January 1, through January 28, 2020
Product development expense	$35,045	$6,945	$4,087
Percentage of revenue	20.5%	8.8%	10.2%

Product development expense was $35.0 million for the three months ended March 31, 2021, $6.9 million for the period from January 29, 2020 to March 31, 2020 and $4.1 million for the period from January 1, 2020 to January 28, 2020. The change was primarily due to increased personnel-related expense as a result of higher employee headcount in product development functions and stock-based compensation which were $19.2 million, nil and $0.1 million in the three months ended March 31, 2021, the period from January 29, 2020 to March 31, 2020 and the period from January 1, 2020 to January 28, 2020, respectively.

Depreciation and amortization expense

	Successor		Predecessor
(in thousands, except percentages)	Three Months Ended March 31, 2021	Period from January 29, through March 31, 2020	Period from January 1, 2020 through January 28, 2020
Depreciation and amortization expense	$26,955	$16,313	$408
Percentage of revenue	15.8%	20.6%	1.0%

The increase is due to the amortization of finite-lived intangible assets recognized in connection with the Sponsor Acquisition.

Interest (expense) income

	Successor		Predecessor
(in thousands, except percentages)	Three Months Ended March 31, 2021	Period from January 29, through March 31, 2020	Period from January 1, 2020 through January 28, 2020
Interest (expense) income	$(7,729)	$(4,539)	$50
Percentage of revenue	(4.5)%	(5.7)%	0.1%

The increase was primarily due to interest expense and amortization of deferred financing fees on our long-term debt. We also raised an additional $275 million of debt in October 2020 and as a result incurred higher interest expense in the three months ended March 31, 2021.

Other income (expense), net

	Successor		Predecessor
(in thousands, except percentages)	Three Months Ended March 31, 2021	Period from January 29, through March 31, 2020	Period from January 1, through January 28, 2020
Other income (expense), net	$6,991	$612	$(882)
Percentage of revenue	4.1%	0.8%	(2.2)%

Other income (expense), net was $7.0 million for the three months ended March 31, 2021, $0.6 million for the period from January 29, 2020 to March 31, 2020 and $(0.9) million for the period from January 1, 2020 to January 28, 2020. The change was primarily due to $2.9 million of fair value gain on interest rate swaps during the three months ended March 31, 2021 and net foreign exchange gains (losses) of $3.8 million in the three months ended March 31, 2021, $0.6 million in the period from January 29, 2020 to March 31, 2020 and $(0.5) million in the period from January 1, 2020 to January 28, 2020.

Income tax benefit (provision)

	Successor		Predecessor
(in thousands, except percentages)	Three Months Ended March 31, 2021	Period from January 29, through March 31, 2020	Period from January 1, through January 28, 2020
Income tax benefit (provision)	$436,576	$1,179	$(365)
Effective tax rate	(385.9)%	(2.1)%	1.1%

Income tax benefit (provision) was $436.6 million for the three months ended March 31, 2021, $1.2 million for the period from January 29, 2020 to March 31, 2020 and $(0.4) million for the period from January 1, 2020 to January 28, 2020. The tax benefit of $436.6 million recorded in the three months ended March 31, 2021 includes a $441.5 million tax benefit related to the reversal of a net deferred tax liability due to a restructuring of our international operations and a $1.3 million tax provision associated with prior period items. In addition, the tax benefit for the three months ended March 31, 2021 reflects the impact of our assessment that we will not be able to record the benefit of certain current year deferred tax assets for which a valuation allowance is expected.

Non-GAAP Financial Measures

We report our financial results in accordance with GAAP, however, management believes that certain non-GAAP financial measures provide users of our financial information with useful supplemental information that enables a better comparison of our performance across periods. We believe Adjusted EBITDA provides visibility to the underlying continuing operating performance by excluding the impact of certain expenses, including income tax (benefit) provision, interest expense (income), depreciation and amortization, stock-based compensation expense, foreign exchange (gain) loss, changes in fair value of contingent earn-out liability, interest rate swaps and external investments, transaction costs and one-time litigation costs, as management does not believe these expenses are representative of our core earnings. We also provide Adjusted EBITDA Margin, which is calculated as Adjusted EBITDA divided by revenue. In addition to Adjusted EBITDA and Adjusted EBITDA Margin, we believe Free Cash Flow and Free Cash Flow Conversion provide useful information regarding how cash provided by operating activities compares to the capital expenditures required to maintain and grow our business, and our available liquidity, after funding such capital expenditures, to service our debt, fund strategic initiatives and strengthen our balance sheet, as well as our ability to convert our earnings to cash. Additionally, we believe such metrics are widely used by investors, securities analysis, ratings agencies and other parties in evaluating liquidity and debt-service capabilities. We calculate Free Cash Flow and Free Cash Flow Conversion using methodologies that we believe can provide useful supplemental information to help investors better understand underlying trends in our business.

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
•

Adjusted EBITDA and Adjusted EBITDA Margin exclude the non-cash expense of stock-based compensation, which has been, and will continue to be for the foreseeable future, an important part of how we attract and retain our employees and a significant recurring expense in our business;

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

To properly and prudently evaluate our business, we encourage you to review the financial statements included elsewhere in this report, and not rely on a single financial measure to evaluate our business. We also strongly urge you to review the reconciliation of net earnings (loss) to Adjusted EBITDA, the computation of Adjusted EBITDA Margin as compared to net earnings (loss) margin which is net earnings (loss) as a percentage of revenue, the reconciliation of net cash used in operating activities to Free Cash Flow, and the computation of Free Cash Flow Conversion as compared to Operating Cash Flow Conversion, which is net cash used in operating activities as a percentage of net earnings (loss) in each case set forth below.

Adjusted EBITDA and Adjusted EBITDA Margin

We define Adjusted EBITDA as net earnings (loss) excluding income tax (benefit) provision, interest (income) expense, depreciation and amortization, stock-based compensation expense, foreign exchange loss (gain), changes in fair value of contingent earn-out liability, interest rate swaps and external investments, transaction costs and one-time litigation costs. Adjusted EBITDA Margin represents Adjusted EBITDA as a percentage of revenue. The following table reconciles net earnings (loss) and net earnings (loss) margin, the most comparable GAAP financial measures, to Adjusted EBITDA and Adjusted EBITDA Margin for the periods presented:

	Successor		Predecessor
(in thousands, except percentages)	Three Months Ended March 31, 2021	Period from January 29, through March 31, 2020	Period from January 1, 2020 through January 28, 2020
Net earnings (loss)	$323,442	$(55,809)	$(32,556)
Add back:
Income tax (benefit) provision	(436,576)	(1,179)	365
Interest expense (income)	7,729	4,539	(50)
Depreciation and amortization	26,955	16,313	408
Stock-based compensation expense	45,823	1,420	336
Litigation costs, net of insurance proceeds(1)	234	1,000	—
Foreign exchange (gain) loss (2)	(3,843)	(647)	523
Changes in fair value of interest rate swaps(3)	(2,944)	—	—
Transaction costs(4)	13,502	47,097	40,345
Changes in fair value of contingent earn-out liability	71,954	—	—
Changes in fair value of external investments	(196)	—	—
Adjusted EBITDA	$46,080	$12,734	$9,371
Net earnings (loss) margin(5)	189.5%	(70.5)%	(81.4)%
Adjusted EBITDA Margin	27.0%	16.1%	23.4%

(1)	Represents certain litigation costs and insurance proceeds associated with pending litigations or settlements of litigation.
(2)	Represents foreign exchange (gain) loss due to foreign currency transactions.
(3)	Represents fair value gain on interest rate swaps.
(4)	Represents transaction costs and professional service fees related to the Sponsor Acquisition and the IPO.
(5)	Includes a $441.5 million tax benefit related to the reversal of a deferred tax liability due to a restructuring of the Company’s international operations.

Free Cash Flow and Free Cash Flow Conversion

We define Free Cash Flow as net cash (used in) provided by operating activities less capital expenditures. Free Cash Flow Conversion represents Free Cash Flow as a percentage of Adjusted EBITDA. The following table reconciles net cash used in operating activities, the most comparable GAAP financial measure, to Free Cash Flow for the periods presented:

	Successor		Predecessor
(in thousands, except percentages)	Three Months Ended March 31, 2021	Period from January 29, through March 31, 2020	Period from January 1, 2020 through January 28, 2020
Net cash used in operating activities	$(45,582)	$(57,602)	$(3,306)
Less:
Capital expenditures	(2,712)	(921)	(1,045)
Free Cash Flow	$(48,294)	$(58,523)	$(4,351)
Operating Cash Flow Conversion	(14.1)%	103.2%	10.2%
Free Cash Flow Conversion	(104.8)%	(459.6)%	(46.4)%

Liquidity and Capital Resources

Overview

The Company’s principal sources of liquidity are our cash and cash equivalents and cash generated from operations. Our primary uses of liquidity are operating expenses and capital expenditures. As of March 31, 2021, we had $246.0 million of cash and cash equivalents, an increase of $118.0 million from December 31, 2020.

In connection with our IPO, we used the proceeds (net of underwriting discounts) from the issuance of 9.0 million shares of Class A common stock ($369.6 million) in the IPO to repay outstanding indebtedness under our Incremental Term Loan Facility totaling $200.0 million in aggregate principal amount and allocated $169.9 million to be used for general corporate purposes, to bear all of the expenses of the IPO and we expect that our future principal uses of cash will also include funding our debt obligations and paying income taxes and obligations under our tax receivable agreement. Based on current conditions, we believe that we have sufficient financial resources to fund our activities and execute our business plans during the next twelve months.

Cash Flow Information

The following table summarizes our unaudited condensed consolidated cash flow information for the periods presented:

	Successor		Predecessor
(in thousands)	Three Months Ended March 31, 2021	Period from January 29, through March 31, 2020	Period from January 1, 2020 through January 28, 2020
Net cash (used in) provided by:
Operating activities	$(45,582)	$(57,602)	$(3,306)
Investing activities	(2,743)	(2,802,256)	(1,029)
Financing activities	166,717	2,934,881	—

Operating activities

Net cash used in operating activities was $45.6 million for the three months ended March 31, 2021, $57.6 million for period from January 29, 2020 to March 31, 2020 and $3.3 million for the period from January 1, 2020 to January 28, 2020. This includes adjustments to net earnings (loss) for the three months ended March 31, 2021, for the period from January 29, 2020 to March 30, 2020 and for the period from January 1, 2020 to January 28, 2020 related to: deferred income tax of $(441.7) million, $(0.5) million and $0.0 million respectively; change in fair value of deferred contingent consideration of $71.9 million, nil and nil respectively; stock-based compensation of $45.8 million; $1.4 million and $4.2 million respectively; and depreciation and amortization of $27.0 million, $16.3 million and $0.4 million respectively.

The changes in assets and liabilities for the three months ended March 31, 2021, for the period from January 29, 2020 to March 30, 2020 and for the period from January 1, 2020 to January 28, 2020 consist primarily of: changes in legal liabilities of $(30.2) million; $(2.6) million and $(0.5) million respectively; and changes in accounts receivables of $(21.1) million; $2.7 million and $(17.6) million respectively driven by timing of cash receipts, primarily related to Apple.

Investing activities

Net cash used in investing activities was $2.7 million in three months ended March 31, 2021, $2,802.3 million for the period from January 29, 2020 to March 31, 2020 and $1.0 million for the period from January 1, 2020 to January 28, 2020. The change was primarily due to acquisition of the business (net of cash acquired) of $2,801.3 million in the period from January 29, 2020 to March 31, 2020.

Financing activities

Net cash provided by financing activities was $166.7 million in three months ended March 31, 2021, $2,934.9 million for the period from January 29, 2020 to March 31, 2020 and nil for the period from January 1, 2020 to January 28, 2020. In the three months ended March 31, 2021, the Company received net proceeds of $2,361.2 million after deducting underwriting discounts and commissions, of which $1,991.6 million was used to redeem shares of Class A common stock and purchase Common Units from our Sponsor and $200 million was used to repay a portion of the outstanding indebtedness under our Incremental Term Loan Facility. In the period from January 29, 2020 to March 31, 2020, the Company received cash of $2,334.2 million in relation to limited partners’ interest, net proceeds from external debt of $558.7 million and proceeds from the repayment of loans to related companies of $41.9 million.

Indebtedness

Senior Secured Credit Facilities

In connection with the Sponsor Acquisition, in January 2020, we entered into the Initial Term Loan Facility in an original aggregate principal amount of $575.0 million and the Revolving Credit Facility in an aggregate principal amount of up to $50.0 million. In October 2020, we entered into the Incremental Term Loan Facility in an original aggregate principal amount of $275.0 million. The Incremental Term Loan Facility provides for additional senior secured term loans with substantially identical terms as the Initial Term Loan Facility (other than the applicable margin). The borrower under the Senior Secured Credit Facilities is a wholly owned subsidiary of Bumble Inc., Buzz Finco L.L.C. (the “Borrower”). The Senior Secured Credit Facilities contain affirmative and negative covenants and customary events of default.

Borrowings under the Senior Secured Credit Facilities bear interest at a rate equal to, at the Borrower’s option, either (i) LIBOR for the relevant interest period, adjusted for statutory reserve requirements (subject to a floor of 0.0% on the Initial Term Loan and 0.50% on the Incremental Term Loan Facility), plus an applicable margin or (ii) a base rate equal to the highest of (a) the rate of interest in effect as last quoted by the Wall Street Journal as the “Prime Rate” in the United States, (b) the federal funds effective rate plus 0.50% and (c) adjusted LIBOR for an interest period of one month plus 1.00% (subject to a floor of 0.00% per annum), in each case, plus an applicable margin. The applicable margin for loans under the Revolving Credit Facility is subject to adjustment based upon the consolidated first lien net leverage ratio of the Borrower and its restricted subsidiaries and is subject to reduction after the consummation of our IPO.

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

On March 31, 2021, we used a portion of the net proceeds from the IPO to repay $200 million aggregate principal amount of our outstanding indebtedness under our Incremental Term Loan Facility.

Contractual Obligations and Contingencies

The following table summarizes our contractual obligations as of March 31, 2021:

	Payments due by period
(in thousands)	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
Long-term debt	$13,158	$17,000	$17,000	$600,375	$647,533
Litigation	14,000	—	—	—	14,000
Operating leases	4,698	5,976	—	—	10,674
Other	2,958	3,250	2,663	—	8,871
Total	$34,814	$26,226	$19,663	$600,375	$681,078

The payments that we may be required to make under the tax receivable agreement to the pre-IPO owners may be significant and are not reflected in the contractual obligations table set forth above as they are dependent upon future taxable income. Assuming no material changes in the relevant tax law, and that we earn sufficient taxable income to realize all tax benefits that are subject to the tax receivable agreement, we expect future payments under the tax receivable agreement related to the Offering Transactions to aggregate to $527.8 million of which we have recorded a liability of $356.8 million. We expect such payments over the next 15 years to range from approximately $9.5 million to $51.0 million per year and decline thereafter. In determining these estimated future payments, we have given retrospective effect to certain exchanges of Common Units for Class A shares that occurred after the IPO but were contemplated to have occurred pursuant to the Blocker Restructuring. The foregoing numbers are merely estimates, and the actual payments could differ materially. See “― Tax Receivable Agreement.”

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

Critical Accounting Policies and Estimates

Except as described in Note 2, Summary of Selected Significant Accounting Policies, there have been no material changes to our critical accounting policies or in the underlying accounting assumptions and estimates used in such policies as reported in our Annual Report on Form 10-K for the year ended December 31, 2020.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Foreign Currency Exchange Risk

We conduct business in certain foreign markets, primarily in the United Kingdom and the European Union. For the three months ended March 31, 2021, the period from January 29, 2020 to March 31, 2020 and the period from January 1, 2020 to January 28, 2020, international revenue accounted for 43.9%, 46.0% and 47.5% of combined revenue, respectively. Our primary exposure to foreign currency exchange risk is the underlying user’s functional currency other than the U.S. Dollar, primarily the British Pound and Euro. As foreign currency exchange rates change, translation of the statements of operations of our international businesses into U.S. dollars affects year-over-year comparability of operating results. The average Euro versus the U.S. Dollar exchange rate was 9.5% higher in the three months ended March 31, 2021 than in the three months ended March 31, 2020.

Historically, we have not hedged any foreign currency exposures. Our continued international expansion increases our exposure to exchange rate fluctuations and as a result such fluctuations could have a significant impact on our future results of operations.

Interest Rate Risk

At March 31, 2021, we had debt outstanding with a carrying value of $629.5 million. A hypothetical interest rate increase or decrease of 1% would have increased or decreased interest expense for the three months ended March 31, 2021 by $6.3 million based upon the outstanding balance and rate in effect at March 31, 2021. See Note 10, Debt, within the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report. Borrowings under our Senior Secured Credit Facilities bear interest at a variable market rate. In order to reduce the financial impact of increases in interest rates, the Company entered into two interest rate swaps for a total notional amount of $350 million on June 22, 2020. The effective date for the interest rate swaps is June 30, 2020 and final maturity date is June 30, 2024. The financial impact of the interest rate swaps is to fix the variable interest rate element on $350 million of the long-term debt at a rate of 0.4008%.

In July 2017, the UK’s Financial Conduct Authority, which regulates LIBOR, announced that it intends to phase out LIBOR by the end of 2021. The expected discontinuation, reform or replacement of LIBOR may result in fluctuating interest rates, or higher interest rates, which could have a material adverse effect on our interest expense.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as of March 31, 2021.

Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2021 due to the material weakness in our internal control over financial reporting described below. In light of this fact, our management has performed additional analyses, reconciliations, and other post-closing procedures and has concluded that, notwithstanding the material weakness in our internal control over financial reporting, the condensed consolidated financial statements for the periods covered by and included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with GAAP.

Previously Reported Material Weakness

As disclosed in Part I, “Item 1A— Risk Factors” of our 2020 Form 10-K, we previously identified a material weakness in our internal control over financial reporting related to a lack of defined processes and controls on information technology. We have concluded that the material weakness arose because, as a private company, we did not have the necessary processes and controls formalized to effectively implement information technology controls within key financial systems necessary to satisfy the accounting and financial reporting requirements of a public company.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

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

For additional information, see Note 16, Commitments and Contingencies, to our unaudited condensed consolidated financial statements included in Part I, “Item 1—Financial Statements (Unaudited)” of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

Item 1A. Risk Factors.

For a discussion of our risk factors, see Part I, “Item 1A—Risk Factors” of our 2020 Form 10-K. Refer also to the other information set forth in this Quarterly Report on Form 10-Q, including in the “Special Note Regarding Forward-Looking Statements,” and in Part I, “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Item 1—Financial Statements (Unaudited)”.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

In connection with the IPO of Bumble Inc.’s Class A common stock (the “IPO”), Bumble Inc. effected a series of transactions occurring at various times prior to and/or concurrently with the closing of the IPO that resulted in a reorganization of its business (the “Reorganization Transactions”). In connection with the Reorganization Transactions, on February 10, 2021, Bumble Inc. issued 82,642,374 shares of its Class A common stock, par value $0.01 per share (“Class A common stock”), to affiliates of The Blackstone Group Inc., affiliates of Accel Partners LP and certain members of management. No underwriters were involved in the issuance and sale of these shares of Class A common stock. The issuances of the shares of Class A common stock described in this paragraph were made in reliance on Section 4(a)(2) of the Securities Act.

Use of Proceeds

On February 16, 2021, we completed our IPO in which we issued and sold 57.5 million shares of Class A common stock (including shares issued pursuant to the exercise in full of the underwriters’ option to purchase additional shares). The shares sold in the IPO were registered under the Securities Act pursuant to our Registration Statement on Form S-1 (File No. 333-252124) which was declared effective by the U.S. Securities and Exchange Commission on February 10, 2021. Our shares of Class A common stock were sold at an initial offering price of $43.00 per share, which generated net proceeds of approximately $2,361.2 million after deducting underwriting discounts and commissions of $111.3 million. We incurred offering expenses of approximately $18.3 million. We used the proceeds (net of underwriting discounts) from the issuance of 48.5 million shares ($1,991.6 million) in the IPO (including shares issued pursuant to the exercise in full of the underwriters’ option to purchase additional shares) to purchase or redeem an equivalent aggregate number of shares of Class A common stock and Common Units from certain entities affiliated with The Blackstone Group Inc. We used the proceeds from the issuance of 9.0 million shares ($369.6 million) in the IPO to purchase an equivalent number of newly issued Common Units from Bumble Holdings, which Bumble Holdings in turn used to repay outstanding indebtedness under our Incremental Term Loan Facility totaling $200.0 million in aggregate principal amount and to bear all of the expenses of the IPO. The remaining proceeds will be used by Bumble Holdings for general corporate purposes.

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

Issuer Purchases of Equity Securities

As described above, the Company used the proceeds (net of underwriting discounts) from the issuance of 48.5 million shares ($1,991.6 million) in the IPO to purchase or redeem an equivalent aggregate number of shares of Class A common stock and Common Units from certain entities affiliated with The Blackstone Group Inc. The average price paid per share was $41.065 (equivalent to the price per share of the shares sold in the IPO, net of underwriting discounts).

Item 6. Exhibits.

The following is a list of all exhibits filed or furnished as part of this report:

Exhibit Number	Description

2.1

Agreement and Plan of Merger, dated as of November 8, 2019, by and among Buzz Holdings L.P., Buzz Merger Sub Ltd, Worldwide Vision Limited and Buzz SR Limited, as the seller representative (incorporated by reference to Exhibit 2.1 to the Registrant’s Registration Statement on Form S-1 filed on January 15, 2021).

3.1	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on February 16, 2021).
3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on February 16, 2021).
10.1

Second Amended and Restated Limited Partnership Agreement of Buzz Holdings L.P., dated as of February 10, 2021 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 16, 2021).

10.2

Tax Receivable Agreement, dated as of February 10, 2021, by and among Bumble Inc. and each of the other persons from time to time party thereto (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on February 16, 2021).

10.3

Exchange Agreement, dated as of February 10, 2021, by and among Bumble Inc., Buzz Holdings L.P. and holders of Common Units from time to time party thereto (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on February 16, 2021).

10.4

Registration Rights Agreement, dated as of February 10, 2021, by and among Bumble Inc. and each of the other persons from time to time party thereto (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on February 16, 2021).

10.5

Stockholders Agreement, dated as of February 10, 2021, by and among Bumble Inc. and each of the other persons from time to time party thereto (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed on February 16, 2021).

10.6	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.6 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 filed on January 28, 2021).
10.7	Bumble Inc. 2021 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed on February 16, 2021).
10.8

Form of Restricted Stock Unit Grant Notice and Agreement (Phantom Class B Unitholders – Executive Form) Under the Bumble Inc. 2021 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.28 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 filed on January 28, 2021).

10.9

Form of Option Grant Notice and Option Agreement (Phantom Class B Unitholders – Executive Form) Under the Bumble Inc. 2021 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.29 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 filed on January 28, 2021).

10.10	Bumble Inc. 2021 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8-K filed on February 16, 2021).
10.11	Form of Unit Adjustment Letter (incorporated by reference to Exhibit 10.32 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 filed on January 28, 2021).
10.12	Form of Unit Adjustment Letter (Whitney Wolfe Herd) (incorporated by reference to Exhibit 10.33 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 filed on January 28, 2021).
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BUMBLE INC.

Date: May 17, 2021	By:	/s/ Whitney Wolfe Herd
Whitney Wolfe Herd
Chief Executive Officer

Date: May 17, 2021	By:	/s/ Anuradha B. Subramanian
Anuradha B. Subramanian
Chief Financial Officer