Form 10-Q
period 2021-06-30
Bumble Inc.
filed 2021-08-13
CIK 1830043

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of July 31, 2021, Bumble Inc. had 119,799,036 shares of Class A common stock, par value $0.01 per share, outstanding and 20 shares of Class B common stock, par value $0.01 per share, outstanding.

SPECIAL NOTE REGARDING Forward-Looking Statements

This Quarterly Report on Form 10-Q, or this Quarterly Report, contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements reflect the current views of management of Bumble Inc. with respect to, among other things, its operations, its financial performance, its industry and the impact of the Coronavirus Disease 2019 (“COVID-19”) on its business. Forward-looking statements include all statements that are not historical facts. In some cases, you can identify these forward-looking statements by the use of words such as “outlook,” “believe(s),” “expect(s),” “potential,” “continue(s),” “may,” “will,” “should,” “could,” “would,” “seek(s),” “predict(s),” “intend(s),” “trends,” “plan(s),” “estimate(s),” “anticipates,” “projection,” “will likely result” and or the negative version of these words or other comparable words of a future or forward-looking nature. Such forward-looking statements are subject to various risks and uncertainties. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements. These factors include, but are not limited to, the following:

•
our ability to retain existing users or attract new users and to convert users to paying users
•
competition and changes in the competitive landscape of our market
•
our ability to distribute our dating products through third parties, such as Apple App Store or Google Play Store, and offset related fees
•
the impact of data security breaches or cyber attacks on our systems and the costs of remediation related to any such incidents
•
the continued development and upgrading of our technology platform and our ability to adapt to rapid technological developments and changes in a timely and cost-effective manner
•
our ability to obtain, maintain, protect and enforce intellectual property rights and successfully defend against claims of infringement, misappropriation or other violations of third-party intellectual property
•
our ability to comply with complex and evolving U.S. and international laws and regulations relating to our business, including data privacy laws
•
foreign currency exchange rate fluctuations
•
risks relating to certain of our international operations, including successful expansion into new markets
•
control of us by Blackstone (as defined below) and our Founder
•
the outsized voting rights of Blackstone (as defined below) and our Founder
•
the inability to attract hire and retain a highly qualified and diverse workforce, or maintain our corporate culture
•
changes in business or macroeconomic conditions, including the impact of COVID-19 (and other widespread health emergencies or pandemics) and measures taken in response, lower consumer confidence in our business or in the online dating industry generally, recessionary conditions, increased unemployment rates, stagnant or declining wages, political unrest, armed conflicts or natural disasters

For more information regarding these and other risks and uncertainties that we face, see Part I, “Item 1A—Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2020. These factors should not be construed as exhaustive and we caution you that the important factors referenced above may not contain all of the factors that are important to you. Bumble Inc. undertakes no obligation to publicly update or review any forward-looking statements, whether as a result of new information, future developments or otherwise, except as required by law.

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
•
"Bumble App Revenue” is revenue derived from purchases or renewals of a Bumble subscription plan and/or in-app purchases on the Bumble app in the relevant period.
•
“Bumble Holdings” refers to Buzz Holdings L.P., a Delaware limited partnership.
•
“Blackstone” or “our Sponsor” refer to investment funds associated with The Blackstone Group Inc.
•
“Class B Units” refers to the interests in Bumble Holdings called “Class B Units,” including the Class B units held by Buzz Management Aggregator L.P., that were outstanding prior to the Reclassification.
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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

Bumble Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share information)

(Unaudited)

	June 30, 2021	December 31, 2020
ASSETS
Cash and cash equivalents	$252,021	$128,029
Accounts receivable	66,745	41,595
Other current assets	85,282	81,387
Total current assets	404,048	251,011
Right-of-use assets	9,442	11,711
Lease receivable	1,115	1,069
Property and equipment, net	15,000	16,833
Goodwill	1,540,112	1,540,915
Intangible assets, net	1,765,825	1,812,410
Deferred tax assets, net	15,175	—
Other noncurrent assets	3,913	3,319
Total assets	$3,754,630	$3,637,268
LIABILITIES AND BUMBLE INC. SHAREHOLDERS’ / BUZZ HOLDINGS L.P. OWNERS’ EQUITY
Accounts payable	$15,689	$23,741
Deferred revenue	37,329	31,269
Accrued expenses and other current liabilities	115,083	180,986
Current portion of long-term debt, net	2,588	5,338
Total current liabilities	170,689	241,334
Long-term debt, net	621,645	820,876
Deferred tax liabilities, net	—	428,087
Tax receivable agreement liability	356,755	—
Other liabilities	118,033	62,190
Total liabilities	$1,267,122	$1,552,487
Commitments and contingencies (Note 16)
Bumble Inc. Shareholders’ / Buzz Holdings L.P. Owners’ Equity:
Class A common stock (par value $0.01 per share, 6,000,000,000 shares authorized; 119,799,036 shares issued; and 119,799,036 shares outstanding as of June 30, 2021)	1,198	—
Class B common stock (par value $0.01 per share, 1,000,000 shares authorized; 20 shares issued and outstanding as of June 30, 2021)	—	—
Preferred stock (par value $0.01; authorized 600,000,000 shares; no shares issued and outstanding as of June 30, 2021)	—	—
Limited Partners’ interest	—	1,903,121
Additional paid-in capital	1,339,583	—
Accumulated deficit	(35,928)	—
Accumulated other comprehensive income	175,198	180,852
Total Bumble Inc. shareholders’ / Buzz Holdings L.P. owners’ equity	1,480,051	2,083,973
Noncontrolling interests	1,007,457	808
Total shareholders’ / owners’ equity	2,487,508	2,084,781
Total liabilities and shareholders’ / owners’ equity	$3,754,630	$3,637,268

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Bumble Inc.

Condensed Consolidated Statements of Operations

(In thousands, except per share / unit information)

(Unaudited)

	Successor				Predecessor
	Three Months Ended June 30, 2021	Three Months Ended June 30, 2020	Six Months Ended June 30, 2021	Period from January 29, through June 30, 2020	Period from January 1, through January 28, 2020
Revenue	$186,217	$135,142	$356,930	$214,287	$39,990
Operating costs and expenses:
Cost of revenue	50,797	36,867	98,544	58,494	10,790
Selling and marketing expense	49,711	39,480	96,549	66,767	11,157
General and administrative expense	43,381	20,128	169,905	80,162	44,907
Product development expense	24,921	10,110	59,966	17,055	4,087
Depreciation and amortization expense	26,905	24,032	53,860	40,345	408
Total operating costs and expenses	195,715	130,617	478,824	262,823	71,349
Operating earnings (loss)	(9,498)	4,525	(121,894)	(48,536)	(31,359)
Interest income (expense)	(5,921)	(5,246)	(13,650)	(9,785)	50
Other income (expense), net	4,731	(1,159)	11,722	(547)	(882)
Income (loss) before income taxes	(10,688)	(1,880)	(123,822)	(58,868)	(32,191)
Income tax benefit (provision)	(459)	(3,585)	436,117	(2,406)	(365)
Net earnings (loss)	(11,147)	(5,465)	312,295	(61,274)	(32,556)
Net earnings (loss) attributable to noncontrolling interests	(4,064)	(16)	(22,412)	(64)	1,917
Net earnings (loss) attributable to Bumble Inc. shareholders / Buzz Holdings L.P. owners	$(7,083)	$(5,449)	$334,707	$(61,210)	$(34,473)
Net earnings (loss) per share / unit attributable to Bumble Inc. shareholders / Buzz Holdings L.P. owners
Basic earnings (loss) per share / unit	$(0.06)	$—	$1.67	$(0.02)
Diluted earnings (loss) per share / unit	$(0.06)	$—	$1.62	$(0.02)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Bumble Inc.

Condensed Consolidated Statements of Comprehensive Operations

(In thousands)

(Unaudited)

			Successor		Predecessor
	Three Months Ended June 30, 2021	Three Months Ended June 30, 2020	Six Months Ended June 30, 2021	Period from January 29, through June 30, 2020	Period from January 1, through January 28, 2020
Net earnings (loss)	$(11,147)	$(5,465)	$312,295	$(61,274)	$(32,556)
Other comprehensive income (loss), net of tax:
Change in foreign currency translation adjustment	(5,467)	7,509	(9,034)	(80,569)	(774)
Total other comprehensive income (loss), net of tax	(5,467)	7,509	(9,034)	(80,569)	(774)
Comprehensive income (loss)	(16,614)	2,044	303,261	(141,843)	(33,330)
Comprehensive income (loss) attributable to noncontrolling interests	(6,057)	(16)	(25,792)	(64)	1,917
Comprehensive income (loss) attributable to Bumble Inc. shareholders / Buzz Holdings L.P. owners	$(10,557)	$2,060	$329,053	$(141,779)	$(35,247)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Bumble Inc.

Condensed Consolidated Statements of Changes in Equity (Successor)

Three months ended June 30, 2021

(Unaudited)

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Treasury Stock		Accumulated	Accumulated Other Comprehensive	Noncontrolling	Total Shareholders’ / Owners'
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Income	Interests	Equity
	(In thousands, except share amounts)
Balance as of April 1, 2021	140,142,374	$1,401	20	$—	$2,259,381	24,798,848	$(1,018,365)	$(28,845)	$178,672	$1,081,962	$2,474,206
Net loss	—	—	—	—	—	—	—	(7,083)	—	(4,064)	(11,147)
Stock-based compensation expense	—	—	—	—	29,916	—	—	—	—	—	29,916
Retirement of treasury stock and restored to authorized but unissued	(24,798,848)	(248)	—	—	(1,018,117)	(24,798,848)	1,018,365	—	—	—	—
Exchange of common units for Class A common stock	4,455,510	45	—	—	68,403	—	—	—	—	(68,448)	—
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	—	(3,474)	(1,993)	(5,467)
Balance as of June 30, 2021	119,799,036	$1,198	20	$—	$1,339,583	—	$—	$(35,928)	$175,198	$1,007,457	$2,487,508

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Bumble Inc.

Condensed Consolidated Statements of Changes in Equity (Successor)

Three months ended June 30, 2020

(Unaudited)

	Limited Partners Interest		Accumulated Other Comprehensive	Total Bumble Inc. Owners’ / Shareholders’	Noncontrolling	Total Shareholders’ / Owners’
	Units	Amount	Loss	Equity	Interests	Equity
	(In thousands)
Balance as of April 1, 2020	2,453,233	$2,334,233	$(88,078)	$2,191,814	$(48)	$2,191,766
Net loss	—	—	—	(5,449)	(16)	(5,465)
Stock-based compensation expense	—	—	—	2,170	—	2,170
Other comprehensive income, net of tax	—	—	7,509	7,509	—	7,509
Balance as of June 30, 2020	2,453,233	$2,334,233	$(80,569)	$2,196,044	$(64)	$2,195,980

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Bumble Inc.

Condensed Consolidated Statements of Changes in Equity (Successor)

Six months ended June 30, 2021

(Unaudited)

	Limited Partners'	Class A Common Stock		Class B Common Stock		Additional Paid-in	Treasury Stock		Accumulated	Accumulated Other Comprehensive	Noncontrolling	Total Shareholders’ / Owners'
	Equity	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Income	Interests	Equity
		(In thousands, except share amounts)
Balance as of January 1, 2021	$1,903,121	—	$—	—	$—	$—	—	$—	$—	$180,852	$808	$2,084,781
Acquisition of noncontrolling interests	808	—	—	—	—	—	—	—	—	—	(808)	—
Net earnings prior to Reorganization Transactions	370,635	—	—	—	—	—	—	—	—	—	—	370,635
Stock-based compensation expense	11,587	—	—	—	—	—	—	—	—	—	—	11,587
Effect of the Reorganization Transactions	(2,286,151)	82,642,374	826	—	—	979,275	—	—	—	—	1,306,050	—
Issuance of Class A common stock sold in the initial public offering, net of offering costs	—	57,500,000	575	20	—	2,236,787	—	—	—	—	121,009	2,358,371
'Purchase of Class A Common Stock in the initial public offering	—	—	—	—	—	—	24,798,848	(1,018,365)	—	—	—	(1,018,365)
Purchase of Common Units from Pre-IPO Common Unitholders in the initial public offering	—	—	—	—	—	(609,489)	—	—	—	—	(363,800)	(973,289)
Vested Incentive Units	—	—	—	—	—	(8,067)	—	—	—	—	8,067	—
Issuance of Founder loan common units						(30,371)	—	—	—	—	30,371	—
Equity plan modification from liability to equity settled due to Reorganization	—	—	—	—	—	22,107	—	—	—	—	—	22,107
Tax receivable agreement liability from Reorganization Transactions	—	—	—	—	—	(356,755)	—	—	—	—	—	(356,755)
Stock-based compensation expense	—	—	—	—	—	55,810	—	—	—	—	—	55,810
Retirement of treasury stock and restored to authorized but unissued	—	(24,798,848)	(248)	—	—	(1,018,117)	(24,798,848)	1,018,365	—	—	—	—
Exchange of common units for Class A common stock	—	4,455,510	45	—	—	68,403	—	—	—	—	(68,448)	—
Net earnings (loss) subsequent to Reorganization Transactions	—	—	—	—	—	—	—	—	(35,928)	—	(22,412)	(58,340)
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	—	—	(5,654)	(3,380)	(9,034)
Balance as of June 30, 2021	$—	119,799,036	$1,198	20	$—	$1,339,583	—	$—	$(35,928)	$175,198	$1,007,457	$2,487,508

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Bumble Inc.

Condensed Consolidated Statements of Changes in Equity / (Deficit) (Predecessor)

For the period from January 1, 2020 to January 28, 2020

(Unaudited)

	Issued Share Capital		Treasury Stock		Additional Paid-in	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive	Total Predecessor Shareholders’	Noncontrolling	Total Shareholders’
	Units	Amount	Shares	Amount	Capital		Income (Loss)	Equity (Deficit)	Interests	Equity (Deficit)
	(In thousands)
Balance as of January 1, 2020	108,431	$11	6,940	$(3,788)	$3,449	$23,352	$644	$23,668	$6,014	$29,682
Net earnings (loss)	—	—	—	—	—	(34,473)	—	(34,473)	1,917	(32,556)
Stock-based compensation expense	—	—	—	—	336	—	—	336	—	336
Other comprehensive loss, net of tax	—	—	—	—	—	—	(774)	(774)	—	(774)
Balance as of January 28, 2020	108,431	$11	6,940	$(3,788)	$3,785	$(11,121)	$(130)	$(11,243)	$7,931	$(3,312)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Bumble Inc.

Condensed Consolidated Statements of Changes in Equity (Successor)

For the period from January 29, 2020 to June 30, 2020

(Unaudited)

	Limited Partners Interest		Accumulated Other Comprehensive	Total Bumble Inc. Owners’ / Shareholders’	Noncontrolling	Total Shareholders’ / Owners’
	Units	Amount	Loss	Equity	Interests	Equity
	(In thousands)
Balance as of January 29, 2020	—	$—	$—	$—	$—	$—
Net loss	—	—	—	(61,210)	(64)	(61,274)
Stock-based compensation expense	—	—	—	3,590	—	3,590
Issuance of Limited Partners' Interest	2,453,233	2,334,233	—	2,334,233	—	2,334,233
Other comprehensive loss, net of tax	—	—	(80,569)	(80,569)	—	(80,569)
Balance as of June 30, 2020	2,453,233	$2,334,233	$(80,569)	$2,196,044	$(64)	$2,195,980

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Bumble Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Successor		Predecessor
	Six Months Ended June 30, 2021	Period from January 29, through June 30, 2020	Period from January 1, through January 28, 2020
Cash flows from operating activities:
Net earnings (loss)	$312,295	$(61,274)	$(32,556)
Adjustments to reconcile net earnings (loss) to net cash used in operating activities:
Depreciation and amortization	53,860	40,345	408
Changes in fair value of interest rate swaps	(2,743)	—	—
Changes in fair value of contingent consideration	72,438	—	—
Deferred income tax	(441,841)	5,586	26
Stock-based compensation expense	75,739	4,176	4,156
Net foreign exchange difference	(7,421)	5,161	(198)
Other, net	4,045	(91)	(195)
Changes in assets and liabilities:
Accounts receivable	(25,738)	(2,486)	(17,599)
Other current assets	(5,439)	(14,253)	(2,175)
Accounts payable	(8,616)	(13,137)	12,984
Deferred revenue	6,060	15,801	289
Legal liabilities	(37,627)	(3,480)	(521)
Accrued expenses and other current liabilities	(26,405)	(11,167)	32,075
Other, net	(46)	(980)	—
Net cash used in operating activities	(31,439)	(35,799)	(3,306)
Cash flows from investing activities:
Capital expenditures	(5,552)	(3,432)	(1,045)
Acquisition of business, net of cash acquired	—	(2,801,262)	—
Other, net	3	(131)	16
Net cash used in investing activities	(5,549)	(2,804,825)	(1,029)
Cash flows from financing activities:
Proceeds from issuance of Class A common stock sold in initial public offering, net of offering costs	2,358,371	—	—
Payments to purchase and retire common stock	(1,018,365)	—	—
Purchase of Common Units from Pre-IPO Common Unitholders in the initial public offering	(973,289)	—	—
Proceeds from repayments of loans to related companies	—	41,929
Debt issuance costs	—	(16,281)	—
Limited Partners’ interest	—	2,334,233	—
Proceeds from term loan	—	575,000	—
Repayment of term loan	(206,096)	(1,405)	—
Net cash provided by financing activities	160,621	2,933,476	—
Effects of exchange rate changes on cash and cash equivalents	102	(6,720)	813
Net increase (decrease) in cash and cash equivalents and restricted cash	123,735	86,132	(3,522)
Cash and cash equivalents and restricted cash, beginning of the period	128,286	53,927	57,449
Cash and cash equivalents and restricted cash, end of the period	252,021	140,059	53,927
Less restricted cash	—	258	258
Cash and cash equivalents, end of the period	$252,021	$139,801	$53,669

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

Note 2 - Summary of Selected Significant Accounting Policies

Included below are selected significant accounting policies including those that were added or modified during the three and six months ended June 30, 2021 as a result of new transactions entered into or the adoption of new accounting policies. Refer to Note 2, Summary of Selected Significant Accounting Policies, within the annual consolidated financial statements in our 2020 Form 10-K for the full list of our significant accounting policies.

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

During the three and six months ended June 30, 2021, the three months ended June 30, 2020, the period from January 29, 2020 to June 30, 2020 and the period from January 1, 2020 to January 28, 2020, there were no customers representing greater than 10% of total revenue.

For the periods presented, revenue across apps was as follows (in thousands):

	Successor				Predecessor
	Three Months Ended June 30, 2021	Three Months Ended June 30, 2020	Six Months Ended June 30, 2021	Period from January 29, through June 30, 2020	Period from January 1, through January 28, 2020
Bumble App	$127,319	$82,232	$239,955	$128,885	$23,256
Badoo App and Other	58,898	52,910	116,975	85,402	16,734
Total Revenue	$186,217	$135,142	$356,930	$214,287	$39,990

Deferred Revenue

Deferred revenue consists of advance payments that are received or are contractually due in advance of the Company's performance. The Company’s deferred revenue is reported on a contract by contract basis at the end of each reporting period. The Company classifies deferred revenue as current when the term of the applicable subscription period or expected completion of the performance obligation is one year or less. The deferred revenue balance is $37.3 million and $31.3 million as of June 30, 2021 and December 31, 2020, respectively. During the three and six months ended June 30, 2021, the three months ended June 30, 2020, the period from January 29, 2020 to June 30, 2020 and the period from January 1, 2020 to January 28, 2020, the Company recognized revenue of $6.0 million, $27.9 million, $2.5 million, $8.4 million and $10.6 million, that was included in the deferred revenue balance at the beginning of each period.

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

Stock-Based Compensation

The Company issues stock-based awards to employees that are generally in the form of stock options, restricted shares, incentive units, or restricted stock units (“RSUs”). Compensation cost for equity awards is measured at their grant-date fair value, and in the case of restricted shares and RSUs is estimated based on the fair value of the Company’s underlying common stock. The grant date fair value of stock options and incentive units is estimated using the Black-Scholes option pricing model for time-vesting awards or a Monte Carlo simulation approach in an option pricing framework for exit-vesting awards. These require management to make assumptions with respect to the fair value of the Company’s common stock on the grant date, including the expected term of the award, the expected volatility of the Company’s stock calculated based on a period of time generally commensurate with the expected term of the award, risk-free interest rates and expected dividend yields of the Company’s stock. For time-vesting awards, compensation cost is recognized over the requisite service period, which is generally the vesting period, using the graded attribution method. For performance-based stock awards, compensation expense is recognized over the requisite service period on a straight-line basis when achievement is probable. At the IPO date, we concluded that our public offering represents a qualifying liquidity event that would cause the performance conditions to be probable of occurring.

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

Note 3 - Income Taxes

The Company is subject to U.S. federal and state income taxes and will file consolidated income tax returns for U.S. federal and certain jurisdictions with respect to its allocable share of any net taxable income of Buzz Holdings L.P. A provision for these taxes has been recorded accordingly. The differences between our effective tax rate and the U.S. federal statutory tax rate of 21% generally results from various factors, including the geographical distribution of taxable income, state and foreign taxes, tax credits, contingency reserves for uncertain tax positions and permanent differences between the book and tax treatment of certain items. Additionally, the amount of income taxes is subject to our interpretation of applicable tax laws in the jurisdictions in which we file. For the three and six months ended June 30, 2021, our effective tax rate is lower than the U.S. federal statutory tax rate of 21% primarily due to the geographical distribution of our earnings, nondeductible permanent differences, nondeductible stock-based compensation, consideration of nontaxable entities and the inability to record a benefit for certain tax losses and benefits generated in the current year.

Our effective tax rate for the three and six months ended June 30, 2021 also includes the discrete impact of the Company’s restructuring activities that occurred on January 1, 2021. Deferred tax liabilities of $448.2 million recorded at Maltese and UK entities related to relevant intangible property were written off in the first quarter of 2021, offset by $6.7 million of deferred tax assets recorded in Malta for related tax basis in transferred intangible property resulting in a net income tax benefit of $441.5 million during the period. In addition, the tax benefit for the three and six months ended June 30, 2021 reflects the impact of our assessment that we will not be able to record the benefit of certain current year deferred tax assets for which a valuation allowance is recorded.

Note 4 - Tax Receivable Agreement

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

We have determined that it is more likely than not that we will be unable to realize tax benefits related to certain basis adjustments and acquired net operating losses that were received in connection with the Reorganization Transactions and our IPO. As a result of this determination, we have not recorded the benefit of these deferred tax assets as of June 30, 2021. The realizability of the deferred tax assets is evaluated based on all positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent results of operations. We will assess the realizability of the deferred tax assets at each reporting period, and a change in our estimate of our liability associated with the tax receivable agreement may result as additional information becomes available, including results of operations in future periods. At the time of the Sponsor Acquisition, the assets and liabilities of Bumble Holdings were adjusted to fair value on the closing date of the business combination for both financial reporting and income tax purposes. As a result of the IPO transaction, we inherited certain tax benefits associated with this stepped-up basis (“Common Basis”) created when certain pre-IPO owners acquired their interests in Bumble Holdings in the Sponsor Acquisition. This Common Basis entitles us to the depreciation and amortization deductions previously allocable to the pre-IPO owners. Based on current projections, we anticipate having sufficient taxable income to be able to realize the benefit of this Common Basis and have recorded a tax receivable agreement liability of $356.8 million related to these benefits. To the extent that we determine that we are able to realize the tax benefits associated with the basis adjustments and net operating losses, we would record an additional liability of $171.0 million for a total liability of $527.8 million. If, in the future, we are not able to utilize the Common Basis, we would record a reduction in the tax receivable agreement liability that would result in a benefit recorded within our consolidated statement of operations.

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

The Company recognized approximately $0.8 million and $47.9 million of transaction costs in the three months ended June 30, 2020 and the period from January 29, 2020 to June 30, 2020, respectively. Transaction costs incurred by the Predecessor associated with the Sponsor Acquisition were approximately $40.3 million and were included as an assumed liability by the Company at closing. These costs are recorded in “General and administrative expense” in the Successor and Predecessor consolidated statements of operations.

Concurrent with and related to the Sponsor Acquisition, the Company sold an app that it did not intend to continue operating to one of the sellers for an amount of $25.2 million, which reduced the purchase price disclosed above by the same amount.

Note 6 - Property and Equipment, net

A summary of the Company’s property and equipment, net is as follows (in thousands):

	June 30, 2021	December 31, 2020
Computer equipment	$20,801	$18,423
Leasehold improvements	5,598	5,318
Furniture and fixtures	909	861
Total property and equipment, gross	$27,308	$24,602
Accumulated depreciation	(12,308)	(7,769)
Total property and equipment, net	$15,000	$16,833

Depreciation expense related to property and equipment, net for the three months ended June 30, 2021 and 2020 was $2.3 million and $1.8 million, respectively, $4.7 million for the six months ended June 30, 2021, $3.3 million for the period from January 29, 2020 to June 30, 2020, and $0.4 million for the period from January 1, 2020 to January 28, 2020.

Note 7 - Goodwill and Intangible Assets, net

Goodwill

The changes in the carrying amount of goodwill for the periods presented is as follows (in thousands):

Balance as of December 31, 2020	$1,540,915
Goodwill adjustment, net (1)	(803)
Balance as of June 30, 2021	$1,540,112

(1) Relates to the impact of $0.8 million of deferred income taxes.

Intangible Assets, net

A summary of the Company’s intangible assets, net is as follows (in thousands):

	June 30, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted- Average Remaining Useful Life (Years)
Brands	$1,512,139	$—	$1,512,139	Indefinite
Developed technology	244,813	(69,364)	175,449	3.6
User base	112,695	(63,860)	48,835	1.1
White label contracts	33,384	(5,910)	27,474	6.6
Other	2,547	(619)	1,928	7.6
Total intangible assets, net	$1,905,578	$(139,753)	$1,765,825

	December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted- Average Remaining Useful Life (Years)
Brands	$1,511,269	$—	$1,511,269	Indefinite
Developed technology	244,813	(44,884)	199,929	4.1
User base	112,695	(41,322)	71,373	1.6
White label contracts	33,384	(3,826)	29,558	7.1
Other	352	(71)	281	4.0
Total intangible assets, net	$1,902,513	$(90,103)	$1,812,410

Amortization expense related to intangible assets, net for the three months ended June 30, 2021 and June 30, 2020, was $24.6 million and $22.2 million, respectively, and $49.2 million for the six months ended June 30, 2021, $37.1 million for the period from January 29, 2020 to June 30, 2020 and $0.0 million for the period from January 1, 2020 to January 28, 2020.

As of June 30, 2021, amortization of intangible assets with definite lives is estimated to be as follows (in thousands):

Remainder of 2021	$49,305
2022	79,827
2023	53,531
2024	53,278
2025 and thereafter	17,861
Total	$253,802

Note 8 - Other Financial Data

Consolidated Balance Sheets Information

Other current assets are comprised of the following balances (in thousands):

	June 30, 2021	December 31, 2020
Capitalized aggregator fees	$7,561	$5,533
Prepayments	15,379	6,435
Income tax receivable	57,820	59,364
Capitalized initial public offering costs (1)	—	3,033
Other receivables	4,522	7,022
Total other current assets	$85,282	$81,387

(1) Upon completion of the IPO, the capitalized IPO costs were offset against the proceeds raised from the IPO as a reduction of additional paid-in capital and noncontrolling interests.

Accrued expenses and other current liabilities are comprised of the following balances (in thousands):

	June 30, 2021	December 31, 2020
Legal liabilities	$16,946	$55,144
Accrued expenses	35,567	36,184
Lease liabilities	4,257	4,933
Income tax payable	43,997	71,324
Other payables	14,316	13,401
Total accrued expenses and other current liabilities	$115,083	$180,986

Other non-current liabilities are comprised of the following balances (in thousands):

	June 30, 2021	December 31, 2020
Lease liabilities	$4,564	$5,831
Contingent earn-out liability	113,138	40,700
Stock-based compensation liabilities	—	13,765
Other liabilities	331	1,894
Total other liabilities	$118,033	$62,190

Note 9 - Fair Value Measurements

The following tables present the Company’s financial instruments that are measured at fair value on a recurring basis (in thousands):

	June 30, 2021
	Level 1	Level 2	Level 3	Total Fair Value Measurements
Assets:
Cash and cash equivalents	$252,021	$—	$—	$252,021
Derivative asset	—	1,158	—	1,158
Equity investments	—	—	1,829	$1,829
	$252,021	$1,158	$1,829	$255,008
Liabilities:
Contingent earn-out liability	$—	$—	$113,138	$113,138
	$—	$—	$113,138	$113,138

	December 31, 2020
	Level 1	Level 2	Level 3	Total Fair Value Measurements
Assets:
Cash and cash equivalents	$128,029	$—	$—	$128,029
Deposits on credit card	257	—	—	257
Equity investments	—	—	1,458	1,458
	$128,286	$—	$1,458	$129,744
Liabilities:
Contingent earn-out liability	$—	$—	$40,700	$40,700
Derivative liability	—	1,586	—	1,586
	$—	$1,586	$40,700	$42,286

There were no transfers between levels between June 30, 2021 and December 31, 2020.

The carrying value of accounts receivable, accounts payable, income tax payable, accrued expenses and other payables approximate their fair values due to the short-term maturities of these instruments.

Contingent Consideration Arrangement

As of June 30, 2021, there is a contingent consideration arrangement, consisting of an earn-out payment to former shareholders of Worldwide Vision Limited of up to $150 million. The Company’s contingent earn-out liability is measured at fair value on a recurring basis using significant unobservable inputs (Level 3). The Company determined the fair value of the contingent earn-out liability using a closed-form option pricing model to determine the amount of the liability and present valued the amount payable in the future as of the current reporting date using an appropriate discount rate. The option pricing model estimate relies on standard inputs such as an estimate of volatility, term, and the risk free rate over such term. The model estimates the probability that the earn-out condition will be met in the future and calculates the expected earn-out payment to the former shareholders. As of June 30, 2021 and December 31, 2020, the fair value of the contingent earn-out was $113.1 million and $40.7 million, respectively and is included within other liabilities in the accompanying condensed consolidated balance sheets.

The fair value of the contingent earn-out liability is sensitive to our equity volatility, discount rates, and our common stock price which is sensitive to changes in the forecasts of earnings and/or the relevant operating metrics. The Company remeasures the fair value of the contingent earn-out liability each reporting period, and changes are recognized in general and administrative expense in the accompanying condensed consolidated statements of operations. The changes in fair value were $0.5 million and $72.4 million for the three and six months ended June 30, 2021, respectively.

Note 10 - Debt

Total debt is comprised of the following (in thousands):

	June 30, 2021	December 31, 2020
Term Loan due January 29, 2027	641,438	$845,000
Less: unamortized debt issuance costs	17,205	18,786
Less: current portion of debt, net	2,588	5,338
Total long-term debt, net	$621,645	$820,876

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

On March 31, 2021, the Company used proceeds from the IPO to repay outstanding indebtedness on the Incremental Term Loan Facility in an aggregate principal amount of $200.0 million, which has prepaid our obligated principal repayments until maturity on the Incremental Term Loan and, as a result, has reduced our contractual obligations.

Based on the calculation of the applicable consolidated total leverage ratio, the applicable margin for borrowings under the Revolving Credit Facility is between 1.25% to 1.75% with respect to base rate borrowings and between 2.25% and 2.75% with respect to LIBOR rate borrowings under the Term Loan Facility, in addition to a base rate. The interest rates in effect for the Initial Term Loan Facility and the Incremental Term Loan Facility as of June 30, 2021 were 2.95% and 3.75%, respectively. The Term Loan Facility will mature on January 29, 2027 and principal amounts outstanding under the Revolving Credit Facility will be due and payable in full at maturity on January 29, 2025. As of June 30, 2021, and at all times during the period, the Company was in compliance with the financial debt covenants.

As the loans are issued with a floating rate of interest, the Company believes that the fair value of the obligations is approximated by the principal amount of the loans as of June 30, 2021. The carrying value of the Term Loan Facility includes the outstanding principal amount, less unamortized debt issuance costs. Therefore, the Company assumes the carrying value of the debt, before any transaction costs, would closely approximate the fair value of the loan obligation with the assumptions above.

Future maturities of long-term debt as of June 30, 2021, were as follows (in thousands):

Remainder of 2021	$2,875
2022	5,750
2023	5,750
2024	5,750
2025 and thereafter	621,313
Total	$641,438

Note 11 - Shareholders' Equity

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

Prior to the IPO, Limited Partners' Interest was inclusive of Capital Contribution from the Parent, Additional Paid-in Capital, and Retained Earnings. The capital structure of Bumble Holdings consisted of two different classes of limited partnership interests, Class A and Class B units. Class A units were issued and held by Blackstone, an affiliate of Accel Partners LP., our Founder, and certain members of senior management in exchange for capital contributions (“Class A Units”). Class B units were issued to senior management, select members of the Company's board of directors (the “Board”) and select employees of Bumble Holdings and represent profit interests of Bumble Holdings which vest subject to certain service and performance conditions.

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

Reorganization

Prior to the completion of the IPO on February 10, 2021, the limited partnership agreement of Bumble Holdings was amended and restated that resulted in the following:

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

As part of the Reorganization Transactions, the Blocker Companies entered into certain restructuring transactions that resulted in the Pre-IPO Shareholders acquiring shares of newly issued shares of Class A common stock in exchange for their ownership interests in the Blocker Companies and the Company acquiring an equal number of outstanding Common Units.

Additionally, Bumble Inc. and the holders of all Common Units entered into an exchange agreement in which the holders of the Common Units will have the right on a quarterly basis to exchange their Common Units for shares of Class A common stock of the Company on a one-for-one basis, subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications.

Subsequent to the Reorganization Transactions, our Sponsor effected certain exchanges of Common Units for Class A shares that were contemplated to have occurred pursuant to the Blocker Restructuring, with the net change to the capital structure being 4,455,510 Common Units in Bumble Holdings being exchanged on April 1, 2021, on a one-for-one basis, for Class A common stock in the Company. We gave retrospective effect to these transactions when estimating our tax receivable agreement liability, see Note 3 – Income Taxes.

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

As of June 30, 2021, there were 119,799,036 shares of Class A common stock outstanding.

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

As of June 30, 2021, there were 20 shares of Class B common stock outstanding.

Preferred Stock

The Company is authorized to issue, without the approval of its stockholders, one or more series of preferred stock. The Board may determine, with respect to any series of preferred stock, the powers (including voting powers), preferences and relative, participating, optional or other special rights.

As of June 30, 2021, no preferred stock has been issued.

Treasury Stock

During the three months ended March 31, 2021, the Company used a portion of the proceeds from the issuance of 48.5 million shares in the IPO to redeem shares of Class A common stock from the pre-IPO owners. Repurchases of the Company's common stock are included in treasury stock at the cost of shares repurchased.

During the three months ended June 30, 2021, the Company retired and restored the treasury stock to the status of authorized, but unissued, shares of Class A Common Stock.

Noncontrolling Interests

The Company’s noncontrolling interests represent a reserve related to the Common Units held by the pre-IPO Common Unitholders and the Common Units to which continuing incentive unitholders would be entitled to following exchange of their Vested Incentive Units.

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

The following table sets forth a reconciliation of the numerators used to compute the Company's basic and diluted earnings (loss) per share / unit

	Three Months Ended June 30, 2021	Three Months Ended June 30, 2020	Six Months Ended June 30, 2021	Period from January 29, through June 30, 2020
Numerator:
Net earnings (loss)	$(11,147)	$(5,465)	$312,295	$(61,274)
Net loss attributable to noncontrolling interests	(4,064)	(16)	(22,412)	(64)
Net earnings (loss) attributable to Bumble Inc. shareholders / Buzz Holdings L.P. owners	$(7,083)	$(5,449)	$334,707	$(61,210)

The following table sets forth the computation of the Company's basic and diluted earnings (loss) per share / unit (in thousands, except share / unit amounts, and per share / unit amounts, unaudited).

	Three Months Ended June 30, 2021	Three Months Ended June 30, 2020	Six Months Ended June 30, 2021	Period from January 29, through June 30, 2020
Basic earnings (loss) per share / unit attributable to common stockholders / unitholders
Numerator
Allocation of net earnings (loss) attributable to Bumble Inc. shareholders / Buzz Holdings L.P. owners	$(7,074)	$(5,449)	$196,398	$(61,210)
Less: net earnings (loss) attributable to participating securities	—	—	589	—
Net earnings (loss) attributable to common stockholders / unitholders	$(7,074)	$(5,449)	$195,809	$(61,210)
Denominator
Weighted average number of shares of Class A common stock / units outstanding	119,814,297	2,454,080,085	117,520,382	2,454,142,540
Basic earnings (loss) per share / unit attributable to common stockholders / unitholders	$(0.06)	$-	$1.67	$(0.02)

Diluted earnings (loss) per share / unit attributable to common stockholders / unitholders
Numerator
Allocation of net earnings (loss) attributable to Bumble Inc. shareholders / Buzz Holdings L.P. owners	$(7,074)	$(5,449)	$191,358	$(61,210)
Increase in net earnings (loss) attributable to common shareholders upon conversion of potentially dilutive Common Units	—	—	120,937	—
Less: net earnings (loss) attributable to participating securities	—	—	574	—
Net earnings (loss) attributable to common stockholders / unitholders	$(7,074)	$(5,449)	$311,721	$(61,210)
Denominator
Number of shares / units used in basic computation	119,814,297	2,454,080,085	117,520,382	2,454,142,540
Add: weighted-average effect of dilutive securities
Restricted Shares	—	—	—	—
RSUs	—	—	976,452	—
Options	—	—	11,026	—
Common Units to Convert to Class A Common Stock	—	—	73,523,363	—
Weighted average shares of Class A common stock / units outstanding used to calculate diluted earnings (loss) per share / unit	119,814,297	2,454,080,085	192,031,223	2,454,142,540
Diluted earnings (loss) per share / unit attributable to common stockholders / unitholders	$(0.06)	$-	$1.62	$(0.02)

Note 13 - Stock-based Compensation

Total stock-based compensation cost was as follows:

	Successor				Predecessor
(In thousands)	Three Months Ended June 30, 2021	Three Months Ended June 30, 2020	Six Months Ended June 30, 2021	Period from January 29, through June 30, 2020	Period from January 1, through January 28, 2020
Cost of revenue	$604	$19	$2,211	$19	$—
Selling and marketing expense	2,500	84	7,641	84	75
General and administrative expense	17,960	2,332	37,868	3,752	3,997
Product development expense	8,852	321	28,019	321	84
Total stock-based compensation expense	$29,916	$2,756	$75,739	$4,176	$4,156

Predecessor Plans

Prior to the Sponsor Acquisition, Worldwide Vision Limited operated a share option plan and a growth share plan, and Bumble Holding Limited, a subsidiary of Worldwide Vision Limited, had issued phantom stock.

In connection with the Sponsor Acquisition, Worldwide Vision Limited’s stock-based compensation plans were terminated and the phantom stock awards issued by Bumble Holding Limited were settled, including $4.0 million that was recognized as stock-based compensation expense in general and administrative expense in the accompanying condensed consolidated statement of operations for the period from January 1, 2020 to January 28, 2020.

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

At the IPO date, we concluded that our public offering represents a qualifying liquidity event that would cause the Exit-Vesting awards’ performance conditions to be probable of occurring. As such, we have begun to recognize stock-based compensation expense in relation to the Exit-Vesting awards. During the three and six months ended June 30, 2021, we recognized compensation cost related to the reclassified Exit-Vesting awards of $7.8 million and $19.1 million, respectively.

Time-Vesting and Exit-Vesting Class B Units Reclassified to Incentive Units in Bumble Holdings or Restricted Shares of Class A Common Stock in Bumble Inc.

The following table summarizes the information about Time-Vesting and Exit-Vesting Class B Units in Bumble Holdings that were reclassified to Incentive Units in Bumble Holdings or Restricted Shares of Class A Common Stock in the Company:

	June 30, 2021
	Time-Vesting Class B Units		Exit-Vesting Class B Units
	Number of Awards	Weighted- Average Grant Date Fair Value	Number of Awards	Weighted- Average Grant Date Fair Value
Unvested as of December 31, 2020	91,910,366	$0.55	61,273,583	$0.43
Granted	—	—	—	—
Vested	(12,260,439)	0.38	—	—
Forfeited	(281,304)	0.36	(234,420)	0.25
Effect of Reorganization and IPO	(91,629,062)	0.55	(61,039,163)	0.43
Outstanding as of June 30, 2021	—	$—	—	$—

Time-Vesting and Exit-Vesting Phantom Class B Units Converted to RSUs

The following table summarizes the information about Time-Vesting and Exit-Vesting Class Phantom B Units that were converted to RSUs in the Company:

	June 30, 2021
	Time-Vesting Phantom Class B Units	Exit-Vesting Phantom Class B Units
	Number of Awards	Number of Awards
Unvested as of December 31, 2020	39,456,172	26,304,120
Granted	—	—
Vested	(7,151,666)	—
Forfeited	(101,891)	(69,781)
Effect of Reorganization and IPO	(39,354,281)	(26,234,339)
Outstanding as of June 30, 2021	—	—

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

	June 30, 2021
	Time-Vesting Incentive Units		Exit-Vesting Incentive Units
	Number of Awards	Weighted- Average Participation Threshold	Number of Awards	Weighted- Average Participation Threshold
Effect of Reorganization and IPO	6,353,868	$12.36	4,235,912	$12.36
Granted	351,387	38.72	308,850	32.18
Vested	(845,184)	11.64	—	—
Forfeited	(191,815)	11.64	(159,845)	11.64
Unvested as of June 30, 2021	5,668,256	$14.13	4,384,917	$13.78

As of June 30, 2021, total unrecognized compensation cost related to the Time-Vesting Incentive Units is $28.5 million, which is expected to be recognized over a weighted-average period of 1.8 years. Total unrecognized compensation cost related to the Exit-Vesting Incentive Units is $20.5 million, which is expected to be recognized over a weighted average period of 3.5 years.

During the six months ended June 30, 2021, the Company entered into an agreement with one of its employees, which resulted in the acceleration of stock-based compensation expense of $6.9 million which was recorded within general and administrative expense within the accompanying condensed consolidated statement of operations during the second quarter of 2021. The fair value of the Time-Vesting Incentive Units and Exit-Vesting Incentive Units were calculated using the Black-Scholes option pricing model and a Monte Carlo simulation approach in an option pricing framework, respectively.

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

	June 30, 2021
	Time-Vesting Restricted Shares of Class A Common Stock	Exit-Vesting Restricted Shares of Class A Common Stock
	Number of Awards	Number of Awards
Effect of Reorganization and IPO	248,593	163,154
Granted	—	—
Vested	(38,466)	—
Forfeited	(33,022)	(27,384)
Unvested as of June 30, 2021	177,105	135,770

As of June 30, 2021, total unrecognized compensation cost related to the Time-Vesting Restricted Shares is $1.3 million, which is expected to be recognized over a weighted-average period of 2.1 years. Total unrecognized compensation cost related to the Exit-Vesting Restricted Shares is $0.9 million, which is expected to be recognized over a weighted average period of 3.6 years. In conjunction with the IPO, as the fair value of the awards reclassified from Class B Units to Restricted Shares was identical upon reclassification, the $2.2 million of future share-based compensation relates to the aggregate grant date fair value of the Class B Units determined in prior periods. As such, the disclosure of the weighted-average grant date fair value of the Restricted Shares is not meaningful.

RSUs in Bumble Inc.:

The following table summarizes information around RSUs in the Company. These include grants of Phantom Class B Units that were reclassified into RSUs in conjunction with the IPO, as well as Promised RSUs issued to new recipients. The RSUs granted as a result of the reclassification of Phantom Class B Units retain the vesting attributes (including original service period vesting start date) of the Phantom Class B Units. As the Phantom Class B Units were legally settled in cash and the RSUs will be settled with equity, this represents a liability-to-equity modification. The Company reclassified any outstanding liabilities to equity and recognized expense in accordance with the appropriate pattern using the modification date fair value.

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

	June 30, 2021
	Time-Vesting RSUs		Exit-Vesting RSUs
	Number of Awards	Weighted- Average Grant-Date Fair Value	Number of Awards	Weighted- Average Grant-Date Fair Value
Effect of Reorganization and IPO	2,084,202	$43.00	1,389,018	$30.52
Granted	797,649	46.51	—	—
Vested	(382,349)	43.00	—	—
Forfeited	(126,462)	43.11	(96,463)	30.52
Unvested as of June 30, 2021	2,373,040	$44.18	1,292,555	$30.52

As of June 30, 2021, total unrecognized compensation cost related to the Time-Vesting RSUs is $75.3 million, which is expected to be recognized over a weighted-average period of 2.4 years. Total unrecognized compensation cost related to the Exit-Vesting RSUs is $30.8 million, which is expected to be recognized over a weighted average period of 3.6 years.

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

The following table summarizes the Company’s option activity as it relates to Time-Vesting stock options as of June 30, 2021:

	June 30, 2021
	Number of Options	Weighted- Average Exercise Price Per Share	Weighted- Average Grant Date Fair Value Per Share
Outstanding as of December 31, 2020	—	$—	$—
Granted	2,106,618	43.00	22.27
Exercised	—	—	—
Forfeited	(109,228)	43.00	22.28
Outstanding as of June 30, 2021	1,997,390	$43.00	$22.27
Exercisable as of June 30, 2021	60,174	43.00	20.08

The following table summarizes the Company’s option activity as it relates to Exit-Vesting stock options as of June 30, 2021:

June 30, 2021
	Number of Options	Weighted- Average Exercise Price Per Share	Weighted- Average Grant Date Fair Value Per Share
Outstanding as of December 31, 2020	—	$—	$—
Granted	222,424	43.00	18.10
Exercised	—	—	—
Forfeited	—	—	—
Outstanding as of June 30, 2021	222,424	$43.00	$18.10
Exercisable as of June 30, 2021	—	—	—

None of the Time-Vesting or Exit-Vesting stock options were exercised during the three and six months ended June 30, 2021. Total unrecognized compensation cost related to the Time-Vesting options is $34.7 million, which is expected to be recognized over a weighted-average period of 2.1 years. Total unrecognized compensation cost related to the Exit-Vesting options is $3.5 million, which is expected to be recognized over a weighted-average period of 2.5 years.

Options have a maximum contractual term of 10 years. The aggregate intrinsic value – assuming all options are expected to vest – and weighted average remaining contractual terms of Time-Vesting and Exit-Vesting options outstanding and options exercisable were as follows as of June 30, 2021.

Aggregate intrinsic value
Time-Vesting options outstanding	29,161,894
Time Vesting options exercisable	878,540
Exit-Vesting options outstanding	3,247,390
Exit-Vesting options exercisable	N/A
Weighted-average remaining contractual term (in years)
Time-Vesting options outstanding	9.6
Time Vesting options exercisable	9.6
Exit-Vesting options outstanding	9.6
Exit-Vesting options exercisable	N/A

All options outstanding were issued at the time of the IPO during 2021. No additional options have been issued to date.

Employee Stock Purchase Plan

In connection with the IPO, on February 10, 2021, Bumble Inc. adopted the 2021 Employee Stock Purchase Plan (the “ESPP”) for the issuance of up to a total of 4,500,000 shares of Class A common stock. The number of shares reserved for issuance under the ESPP will be increased automatically on January 1 of each fiscal year beginning in 2022 by a number of shares of our Class A common stock equal to the lesser of (i) the positive difference between 1% of the shares outstanding on the final day of the immediately preceding fiscal year and the ESPP share reserve on the final day of the immediately preceding fiscal year; and (B) a smaller number of shares as may be determined by the Board. The ESPP allows participants to purchase Class A common stock through contributions of up to 15% of their total compensation. The purchase price of the Class A common stock will be 85% of the lesser of the fair market value of our Class A common stock as determined on the applicable grant date or the applicable purchase period end date (provided that, in no event may the purchase price be less than the par value per share of our Class A common stock). No purchases have been made under the ESPP as of June 30, 2021.
Note 14 - Related Party Transactions

In the ordinary course of operations, the Company enters into transactions with related parties, as discussed below.

Founder Loan

On January 29, 2020, the Company recognized a $119.0 million loan to an entity controlled by the Founder, which was recorded as a reduction of “Limited Partners’ interest” in the accompanying condensed consolidated balance sheets.

On January 14, 2021, our Founder settled the outstanding balance of the loan plus accrued interest for a total of $95.5 million when Bumble Holdings distributed the loan in redemption of 63,643,425 Class A units held by Beehive Holdings III, LP with a hypothetical fair value equal to $95.5 million (such Class A units, the “Loan Settlement Units”). Since the value of the Loan Settlement Units redeemed by Bumble Holdings, determined using the volume-weighted average price of the Class A Common Stock on Nasdaq during the regular trading session as reported by Bloomberg L.P. for the 30-day period beginning on February 16, 2021 (the “Applicable VWAP”) exceeded the implied value of the Loan Settlement Units on the settlement date for purposes of repaying the loan, Bumble Holdings delivered to Beehive Holdings III, LP 3,252,056 Common Units which are exchangeable for shares of Class A common stock having a value based on the Applicable VWAP equal to such excess amount. The settlement of the Founder loan was recorded as an equity transaction with no net impact to the accompanying condensed consolidated balance sheet.

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

Other

The Company uses Liftoff Mobile Inc. ("Liftoff"), a company in which Blackstone affiliated funds hold a controlling interest since March 2021, for marketing purposes. During the three and six months ended June 30, 2021, the Company incurred costs related to these transactions of $1.3 million and $1.5 million, respectively, which are included within selling and marketing expense in the accompanying condensed consolidated statements of operations. As of June 30, 2021, the Company included $0.4 million within accounts payable in the accompanying condensed consolidated balance sheets related to amounts owed to Liftoff.

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

Revenue by major geographic region is based upon the location of the customers who receive the Company’s services. The information below summarizes revenue by geographic area, based on customer location (in thousands):

	Successor				Predecessor
	Three Months Ended June 30, 2021	Three Months Ended June 30, 2020	Six Months Ended June 30, 2021	Period from January 29, through June 30, 2020	Period from January 1, through January 28, 2020
North America	$107,443	$76,584	$203,168	$119,361	$21,014
Rest of the world	78,774	58,558	153,762	94,926	18,976
Total	$186,217	$135,142	$356,930	$214,287	$39,990

The United States is the only country with revenues of 10% or more of the Company’s total revenue during each of the periods presented.

The information below summarizes property and equipment, net by geographic area (in thousands):

	June 30, 2021	December 31, 2020
United Kingdom	$4,765	$5,202
Czech Republic	4,594	5,067
United States	3,724	4,542
Rest of the world	1,917	2,022
Total	$15,000	$16,833

United Kingdom, Czech Republic, and United States are the only countries with property and equipment of 10% or more of the Company’s total property and equipment, net during each of the periods presented.

Note 16 - Commitments and Contingencies

The Company has entered into indemnification agreements with the Company’s officers and directors for certain events or occurrences. The Company maintains a directors and officers insurance policy to provide coverage in the event of a claim against an officer or director. Historically, the Company has not been obligated to make any payments for indemnification obligations, and no liabilities have been recorded for these obligations as of June 30, 2021 or December 31, 2020.

The Company is involved in certain lawsuits, claims and proceedings that arise from time to time. The Company records a liability for these when it is believed to be probable that the Company has incurred a loss and the amount can be reasonably estimated. The Company regularly evaluates current information to determine whether it should adjust a recorded liability or record a new one. If the Company determines that there is a reasonable possibility that a loss may be incurred and the loss or range of loss can be estimated, the possible loss is disclosed in the accompanying notes to the condensed consolidated financial statements to the extent material.

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

On May 29, 2018, a plaintiff filed a class action complaint against Bumble Trading Inc. alleging that Bumble’s “women message first” feature discriminates against men and is therefore unlawful under California’s Unruh Civil Rights Act (the “Unruh Act”) and Cal. Bus & Prof. Code Section 17200. The parties held a mediation on June 23, 2020 and signed a settlement agreement on November 20, 2020, which has received preliminary approval by the court. The Company recorded an accrual for the loss contingency in relation to this litigation.

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

From time to time, the Company is subject to patent litigations asserted by non-practicing entities. As of June 30, 2021, three such matters were in early stages. The Company continues to assess its position and estimates the possible loss from two such matters to be in the range of $1 million to $4 million. The Company has recorded an accrual for loss contingencies in relation to these matters. The Company is still assessing its position with regards to the third such matter for which a range of potential loss cannot be estimated at this time.

As of June 30, 2021 and December 31, 2020, we determined that provisions of $17.0 million and $55.1 million, respectively, reflect our best estimate of any probable future obligation, including legal costs incurred to date and expected to be incurred up to completion, for the Company’s litigations. During the three and six months ended June 30, 2021, the Company paid $7.4 million and $37.6 million, respectively, to settle litigation matters. Legal expenses are included within general and administrative expense in the accompanying condensed consolidated statements of operations.

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

Quarter ended June 30, 2021 Consolidated Results

For the three months ended June 30, 2021 and 2020, we generated:

•
Total Revenue of $186.2 million and $135.1 million, respectively;
•
Bumble App Revenue of $127.3 million and $82.2 million, respectively;
•
Badoo App and Other Revenue of $58.9 million and $52.9 million, respectively;
•
Net loss of $11.1 million and $5.5 million, respectively, representing net loss margins of (6.0)%, and (4.0)%, respectively; and
•
Adjusted EBITDA of $51.9 million and $32.5 million respectively, representing Adjusted EBITDA margins of 27.9% and 24.1%, respectively.

Year-to-Date June 30, 2021 Consolidated Results

For the six months ended June 30, 2021, the period from January 29, 2020 to June 30, 2020, and the period from January 1, 2020 to January 28, 2020 we generated:

•
Total Revenue of $356.9 million, $214.3 million and $40.0 million, respectively;
•
Bumble App Revenue of $240.0 million, $128.9 million and $23.3 million, respectively;
•
Badoo App and Other Revenue of $117.0 million, $85.4 million and $16.7 million, respectively;
•
Net earnings (loss) of $312.3 million, $(61.3) million and $(32.6) million, respectively, representing net earnings (loss) margins of 87.5%, (28.6)% and (81.4)% respectively;
•
Adjusted EBITDA of $98.0 million, $45.2 million and $9.4 million respectively, representing Adjusted EBITDA margins of 27.4%, 21.1% and 23.4%, respectively;
•
Net cash used in operating activities of $31.4 million, $35.8 million and $3.3 million, respectively, and operating cash flow conversion of (10.1)%, 58.4% and 10.2%, respectively; and
•
Free cash flow of $(37.0) million, $(39.2) million and $(4.4) million, respectively, representing free cash flow conversion of (37.8)%, (86.7)% and (46.4)%, respectively.

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

(In thousands, except ARPPU)	Three Months Ended June 30, 2021	Three Months Ended June 30, 2020	Six Months Ended June 30, 2021	Six Months Ended June 30, 2020
Key Operating Metrics
Bumble App Paying Users	1,473.0	1,079.3	1,412.9	1,008.8
Badoo App and Other Paying Users	1,454.3	1,352.9	1,452.4	1,285.5
Total Paying Users	2,927.3	2,432.2	2,865.3	2,294.3
Bumble App Average Revenue per Paying User	$28.81	$25.40	$28.31	$25.14
Badoo App and Other Average Revenue per Paying User	$12.85	$12.32	$12.80	$12.29
Total Average Revenue per Paying User	$20.88	$18.12	$20.45	$17.94

	Successor				Predecessor
(In thousands, except per share / unit data and percentages)	Three Months Ended June 30, 2021	Three Months Ended June 30, 2020	Six Months Ended June 30, 2021	Period from January 29, through June 30, 2020	Period from January 1, through January 28, 2020
Condensed Consolidated Statements of Operations Data:
Revenue	$186,217	$135,142	$356,930	$214,287	$39,990
Net earnings (loss)	(11,147)	(5,465)	312,295	(61,274)	(32,556)
Net earnings (loss) attributable to Bumble Inc. shareholders / Buzz Holdings L.P. owners	(7,083)	(5,449)	334,707	(61,210)	(34,473)
Net earnings (loss) per unit attributable to Bumble Inc. shareholders / Buzz Holdings L.P. owners
Basic earnings (loss) per share / unit	$(0.06)	$—	$1.67	$(0.02)
Diluted earnings (loss) per share / unit	$(0.06)	$—	$1.62	$(0.02)
Other Data:
Adjusted EBITDA	$51,883	$32,513	$97,963	$45,247	$9,371
Adjusted EBITDA margin	27.9%	24.1%	27.4%	21.1%	23.4%
Free cash flow			(36,991)	(39,231)	(4,351)
Free cash flow conversion			(37.8)%	(86.7)%	(46.4)%

			June 30, 2021	December 31, 2020
Condensed Consolidated Balance Sheets Data:
Total assets			$3,754,630	$3,637,268
Cash and cash equivalents			252,021	128,029
Long-term debt, net including current maturities			624,233	826,214

Profitability and Liquidity

We use net earnings (loss) and net cash provided by (used in) operating activities to assess our profitability and liquidity, respectively. In addition to net earnings (loss) and net cash provided by (used in) operating activities, we also use the following measures:

•
Adjusted EBITDA. We define Adjusted EBITDA as net earnings (loss) excluding income tax (benefit) provision, interest (income) expense, depreciation and amortization, stock-based compensation expense, foreign exchange (gain) loss, changes in fair value of contingent earn-out liability, interest rate swaps and external investments, transaction and other costs and litigation costs net of insurance reimbursements that arise outside of the ordinary course of business. Adjusted EBITDA margin represents Adjusted EBITDA as a percentage of revenue.

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

We have determined that it is more likely than not that we will be unable to realize certain tax benefits that were received in connection with the Reorganization Transactions and our IPO. As a result of this determination, we have not recorded the benefit of these deferred tax assets as of June 30, 2021. The Company is entitled to certain depreciation and amortization deductions as a result of its allocable share of existing tax basis acquired in the IPO and increases in its allocable share of existing basis and adjustments to the tax basis of the assets of Bumble Holdings as a result of sales or exchanges in connection with the IPO. There is significant existing tax basis in the assets of Bumble Holdings as a result of the Sponsor Acquisition. Based on current projections, we anticipate having sufficient taxable income to be able to realize these tax benefits and have recorded a liability of $356.8 million associated with the tax receivable agreement related to these benefits. The realizability of the deferred tax assets is evaluated based on all positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent results of operations. We will assess the realizability of the deferred tax assets at each reporting period, and a change in our estimate of our liability associated with the tax receivable agreement may result as additional information becomes available, including results of operations in future periods.

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
•
Time-Vesting and Exit-Vesting Incentive Units in Bumble Holdings.

At the IPO date, we concluded that our public offering represents a qualifying liquidity event that would cause the Exit-Vesting awards’ performance conditions to be probable of occurring. As such, we started to recognize stock-based compensation expense in relation to the Exit-Vesting awards. During the three and six months ended June 30, 2021, we recognized compensation cost related to the reclassified Exit-Vesting awards of $7.8 million and $19.1 million, respectively.

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

Cost of revenue also includes data center expenses such as rent, power and bandwidth for running servers, employee compensation (including stock-based compensation) and other employee related costs. Expenses relating to customer care functions such as customer service, moderators and other auxiliary costs associated with providing services to customers such as fraud prevention are also included within cost of revenue.

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

Interest income (expense)

Interest income (expense) consists of interest income received on related party loans receivables and interest expense incurred in connection with our long-term debt.

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

Results of Operations

The following table sets forth our unaudited condensed consolidated statement of operations information for the periods presented:

	Successor				Predecessor
(In thousands)	Three Months Ended June 30, 2021	Three Months Ended June 30, 2020	Six Months Ended June 30, 2021	Period from January 29, through June 30, 2020	Period from January 1, through January 28, 2020
Revenue	$186,217	$135,142	$356,930	$214,287	$39,990
Operating costs and expenses:
Cost of revenue	50,797	36,867	98,544	58,494	10,790
Selling and marketing expense	49,711	39,480	96,549	66,767	11,157
General and administrative expense	43,381	20,128	169,905	80,162	44,907
Product development expense	24,921	10,110	59,966	17,055	4,087
Depreciation and amortization expense	26,905	24,032	53,860	40,345	408
Total operating costs and expenses	195,715	130,617	478,824	262,823	71,349
Operating earnings (loss)	(9,498)	4,525	(121,894)	(48,536)	(31,359)
Interest income (expense)	(5,921)	(5,246)	(13,650)	(9,785)	50
Other income (expense), net	4,731	(1,159)	11,722	(547)	(882)
Income (loss) before income taxes	(10,688)	(1,880)	(123,822)	(58,868)	(32,191)
Income tax benefit (provision)	(459)	(3,585)	436,117	(2,406)	(365)
Net earnings (loss)	(11,147)	(5,465)	312,295	(61,274)	(32,556)
Net earnings (loss) attributable to noncontrolling interests	(4,064)	(16)	(22,412)	(64)	1,917
Net earnings (loss) attributable to Bumble Inc. shareholders / Buzz Holdings L.P. owners	$(7,083)	$(5,449)	$334,707	$(61,210)	$(34,473)

The following table sets forth our unaudited condensed consolidated statement of operations information as a percentage of revenue for the periods presented:

	Successor				Predecessor
	Three Months Ended June 30, 2021	Three Months Ended June 30, 2020	Six Months Ended June 30, 2021	Period from January 29, through June 30, 2020	Period from January 1, through January 28, 2020
Revenue	100.0%	100.0%	100.0%	100.0%	100.0%
Operating costs and expenses:
Cost of revenue	27.3%	27.3%	27.6%	27.3%	27.0%
Selling and marketing expense	26.7%	29.2%	27.0%	31.2%	27.9%
General and administrative expense	23.3%	14.9%	47.6%	37.4%	112.3%
Product development expense	13.4%	7.5%	16.8%	8.0%	10.2%
Depreciation and amortization expense	14.4%	17.8%	15.1%	18.8%	1.0%
Total operating costs and expenses	105.1%	96.7%	134.2%	122.6%	178.4%
Operating earnings (loss)	(5.1)%	3.3%	(34.2)%	(22.6)%	(78.4)%
Interest income (expense)	(3.2)%	(3.9)%	(3.8)%	(4.6)%	0.1%
Other income (expense), net	2.5%	(0.9)%	3.3%	(0.3)%	(2.2)%
Income (loss) before income taxes	(5.7)%	(1.4)%	(34.7)%	(27.5)%	(80.5)%
Income tax benefit (provision)	(0.2)%	(2.7)%	122.2%	(1.1)%	(0.9)%
Net earnings (loss)	(6.0)%	(4.0)%	87.5%	(28.6)%	(81.4)%
Net earnings (loss) attributable to noncontrolling interests	(2.2)%	(0.0)%	(6.3)%	(0.0)%	4.8%
Net earnings (loss) attributable to Bumble Inc. shareholders / Buzz Holdings L.P. owners	(3.8)%	(4.0)%	93.8%	(28.6)%	(86.2)%

The following table sets forth the stock-based compensation expense included in operating costs and expenses:

	Successor				Predecessor
(In thousands)	Three Months Ended June 30, 2021	Three Months Ended June 30, 2020	Six Months Ended June 30, 2021	Period from January 29, through June 30, 2020	Period from January 1, through January 28, 2020
Cost of revenue	$604	$19	$2,211	$19	$—
Selling and marketing expense	2,500	84	7,641	84	75
General and administrative expense	17,960	2,332	37,868	3,752	3,997
Product development expense	8,852	321	28,019	321	84
Total stock-based compensation expense	$29,916	$2,756	$75,739	$4,176	$4,156

Comparison of the Three Months Ended June 30, 2021 and 2020 and the Six Months ended June 30, 2021, the Period from January 29, 2020 to June 30, 2020 (Successor) and the Period from January 1, 2020 to January 28, 2020 (Predecessor)

Revenue

	Successor				Predecessor
(In thousands)	Three Months Ended June 30, 2021	Three Months Ended June 30, 2020	Six Months Ended June 30, 2021	Period from January 29, through June 30, 2020	Period from January 1, through January 28, 2020
Bumble App	$127,319	$82,232	$239,955	$128,885	$23,256
Badoo App and Other	58,898	52,910	116,975	85,402	16,734
Total Revenue	$186,217	$135,142	$356,930	$214,287	$39,990

Total Revenue for the three months ended June 30, 2021 increased by $51.1 million, or 37.8%, compared to the same period in 2020.

Bumble App Revenue for the three months ended June 30, 2021 increased by $45.1 million, or 54.8%, compared to the same period in 2020 driven by a 36.5% increase in Bumble App Paying Users to 1.5 million.

Badoo App and Other Revenue for the three months ended June 30, 2021, increased by $6.0 million, or 11.3%, compared to the same period in 2020 driven by a 7.5% increase in Badoo App and Other Paying Users to 1.5 million.

Total Revenue was $356.9 million for the six months ended June 30, 2021, $214.3 million for the period from January 29, 2020 to June 30, 2020 and $40.0 million for the period from January 1, 2020 to January 28, 2020. Revenue in the period from January 29, 2020 to June 30, 2020 was impacted by a reduction in deferred revenue of $13.2 million recorded in purchase accounting.

Bumble App Revenue was $240.0 million for the six months ended June 30, 2021, $128.9 million for the period from January 29, 2020 to June 30, 2020 and $23.3 million for the period from January 1, 2020 to January 28, 2020. This change was primarily driven by a 40.1% increase in the number of Bumble App Paying Users to 1.4 million.

Badoo App and Other Revenue was $117.0 million for the six months ended June 30, 2021, $85.4 million for the period from January 29, 2020 to June 30, 2020 and $16.7 million for the period from January 1, 2020 to January 28, 2020. This change was primarily driven by a 13.0% increase in the number of Badoo and Other App Paying Users to 1.5 million. In addition, advertising and partnership revenue was $5.4 million for the six months ended June 30, 2021, $6.2 million for the period from January 29, 2020 to June 30, 2020 and $1.2 million for the period from January 1, 2020 to January 28, 2020.

Cost of revenue

	Successor				Predecessor
(In thousands, except percentages)	Three Months Ended June 30, 2021	Three Months Ended June 30, 2020	Six Months Ended June 30, 2021	Period from January 29, through June 30, 2020	Period from January 1, through January 28, 2020
Cost of revenue	$50,797	$36,867	$98,544	$58,494	$10,790
Percentage of revenue	27.3%	27.3%	27.6%	27.3%	27.0%

Cost of revenue for the three months ended June 30, 2021 increased by $13.9 million, or 37.8%, compared to the same period in 2020 driven by the growth in in-app purchase fees due to increasing revenue.

Cost of revenue was $98.5 million for the six months ended June 30, 2021, $58.5 million for the period from January 29, 2020 to June 30, 2020 and $10.8 million for the period from January 1, 2020 to January 28, 2020. This change was primarily driven by the growth in in-app purchase fees due to increasing revenue.

Selling and marketing expense

	Successor				Predecessor
(In thousands, except percentages)	Three Months Ended June 30, 2021	Three Months Ended June 30, 2020	Six Months Ended June 30, 2021	Period from January 29, through June 30, 2020	Period from January 1, through January 28, 2020
Selling and marketing expense	$49,711	$39,480	$96,549	$66,767	$11,157
Percentage of revenue	26.7%	29.2%	27.0%	31.2%	27.9%

Selling and marketing expense for the three months ended June 30, 2021 increased by $10.2 million, or 25.9%, compared to the same period in 2020 driven by higher digital and social media marketing costs, increased personnel costs due to higher headcount and stock-based compensation, which was $2.5 million for the three months ended June 30, 2021 compared to $0.1 million for the three months ended June 30, 2020.

Selling and marketing expense was $96.5 million for the six months ended June 30, 2021, $66.8 million for the period from January 29, 2020 to June 30, 2020 and $11.2 million for the period from January 1, 2020 to January 28, 2020. This change was primarily due to an increase in digital and social media marketing costs, increased personnel costs due to higher headcount and stock-based compensation, which was $7.7 million in the six months ended June 30, 2021, $0.1 million in the period from January 29, 2020 to June 30, 2020 and $0.1 million for the period from January 1, 2020 to January 28, 2020.

General and administrative expense

	Successor				Predecessor
(In thousands, except percentages)	Three Months Ended June 30, 2021	Three Months Ended June 30, 2020	Six Months Ended June 30, 2021	Period from January 29, through June 30, 2020	Period from January 1, through January 28, 2020
General and administrative expense	$43,381	$20,128	$169,905	$80,162	$44,907
Percentage of revenue	23.3%	14.9%	47.6%	37.4%	112.3%

General and administrative expense for the three months ended June 30, 2021 increased by $23.3 million, or 115.5%, compared to the same period in 2020 driven by an $15.6 million increase in stock-based compensation of which $6.9 million was due to an equity plan modification, increased personnel costs as a result of increased headcount and increased public company operating costs.

General and administrative expense was $169.9 million for the six months ended June 30, 2021, $80.2 million for the period from January 29, 2020 to June 30, 2020 and $44.9 million for the period from January 1, 2020 to January 28, 2020. These were impacted by transaction costs of $16.0 million, $47.9 million and $40.3 million in the six months ended June 30, 2021, the period from January 29, 2020 to June 30, 2020 and the period from January 1, 2020 to January 28, 2020, respectively. The increase was also driven by a $72.4 million change in the fair value of the contingent earn-out liability in the six months ended June 30, 2021. In addition, general and administrative expense included stock-based compensation of $37.9 million, $3.8 million and $4.0 million (of which $3.8 million were in relation to the Sponsor Acquisition) in the six months ended June 30, 2021, the period from January 29, 2020 to June 30, 2020 and the period from January 1, 2020 to January 28, 2020, respectively. The remainder of the increase is predominantly due to increased personnel costs due to higher headcount and increased public company operating costs.

Product development expense

	Successor				Predecessor
(In thousands, except percentages)	Three Months Ended June 30, 2021	Three Months Ended June 30, 2020	Six Months Ended June 30, 2021	Period from January 29, through June 30, 2020	Period from January 1, through January 28, 2020
Product development expense	$24,921	$10,110	$59,966	$17,055	$4,087
Percentage of revenue	13.4%	7.5%	16.8%	8.0%	10.2%

Product development expense in the three months ended June 30, 2021 increased by $14.8 million, or 146.5%, compared to the same period in 2020 driven by an $8.5 million increase in stock-based compensation and increased personnel costs.

Product development expense was $60.0 million for the six months ended June 30, 2021, $17.1 million for the period from January 29, 2020 to June 30, 2020 and $4.1 million for the period from January 1, 2020 to January 28, 2020. The change was primarily due to increased personnel costs as a result of higher employee headcount in product development functions and stock-based compensation which were $28.0 million, $0.3 million and $0.1 million in the six months ended June 30, 2021, the period from January 29, 2020 to June 30, 2020 and the period from January 1, 2020 to January 28, 2020, respectively.

Depreciation and amortization expense

	Successor				Predecessor
(In thousands, except percentages)	Three Months Ended June 30, 2021	Three Months Ended June 30, 2020	Six Months Ended June 30, 2021	Period from January 29, through June 30, 2020	Period from January 1, 2020 through January 28, 2020
Depreciation and amortization expense	$26,905	$24,032	$53,860	$40,345	$408
Percentage of revenue	14.4%	17.8%	15.1%	18.8%	1.0%

Depreciation and amortization expense for the three months ended June 30, 2021 increased by $2.9 million, or 12.0%, compared to the same period in 2020 driven by higher amortization of finite-lived intangible assets recognized in connection with the Sponsor Acquisition.

Depreciation and amortization expense was $53.9 million for the six months ended June 30, 2021, $40.3 million for the period from January 29, 2020 to June 30, 2020 and $0.4 million for the period from January 1, 2020 to January 28, 2020. The increase is due to the amortization of finite-lived intangible assets recognized in connection with the Sponsor Acquisition.

Interest income (expense)

	Successor				Predecessor
(In thousands, except percentages)	Three Months Ended June 30, 2021	Three Months Ended June 30, 2020	Six Months Ended June 30, 2021	Period from January 29, through June 30, 2020	Period from January 1, 2020 through January 28, 2020
Interest income (expense)	$(5,921)	$(5,246)	$(13,650)	$(9,785)	$50
Percentage of revenue	(3.2)%	(3.9)%	(3.8)%	(4.6)%	0.1%

Interest expense for the three months ended June 30, 2021 increased by $0.7 million, or 12.9%, compared to the same period in 2020 as we raised an additional $275 million of debt in October 2020, of which $200 million was repaid in March 2021.

Interest income (expense) was $(13.7) million for the six months ended June 30, 2021, $(9.8) million for the period from January 29, 2020 to June 30, 2020 and 0.1 million for the period from January 1, 2020 to January 28, 2020. The increase in interest expense was primarily due to raising $575 million of debt on January 29, 2020 and raising an additional $275 million of debt in October 2020, of which $200 million was repaid in March 2021.

Other income (expense), net

	Successor				Predecessor
(In thousands, except percentages)	Three Months Ended June 30, 2021	Three Months Ended June 30, 2020	Six Months Ended June 30, 2021	Period from January 29, through June 30, 2020	Period from January 1, through January 28, 2020
Other income (expense), net	$4,731	$(1,159)	$11,722	$(547)	$(882)
Percentage of revenue	2.5%	(0.9)%	3.3%	(0.3)%	(2.2)%

Other income (expense), net in the three months ended June 30, 2021 increased by $5.9 million, or 508.2%, compared to the same period in 2020 driven by a $6.4 million increase in net foreign exchange gains.

Other income (expense), net was $11.7 million for the six months ended June 30, 2021, $(0.5) million for the period from January 29, 2020 to June 30, 2020 and $(0.9) million for the period from January 1, 2020 to January 28, 2020. The change was primarily due to $2.7 million of fair value gain on interest rate swaps during the six months ended June 30, 2021 and net foreign exchange gains (losses) of $8.6 million in the six months ended June 30, 2021, $(1.0) million in the period from January 29, 2020 to June 30, 2020 and $(0.5) million in the period from January 1, 2020 to January 28, 2020.

Income tax benefit (provision)

	Successor				Predecessor
(In thousands, except percentages)	Three Months Ended June 30, 2021	Three Months Ended June 30, 2020	Six Months Ended June 30, 2021	Period from January 29, through June 30, 2020	Period from January 1, through January 28, 2020
Income tax benefit (provision)	$(459)	$(3,585)	$436,117	$(2,406)	$(365)
Effective tax rate	4.3%	190.7%	(352.2)%	4.1%	1.1%

Income tax benefit (provision) in the three months ended June 30, 2021 increased by $3.1 million, compared to the same period in 2020 primarily due to the restructuring of our international operations that occurred on January 1, 2021. The restructuring resulted in a change in the geographical distribution of group profits. In addition to the restructuring, the tax provision for the three months ended June 30, 2021 reflects the impact of our assessment that we will not be able to record the benefit of certain current year deferred tax assets for which a valuation allowance is expected.

Income tax benefit (provision) was $436.1 million for the six months ended June 30, 2021, $(2.4) million for the period from January 29, 2020 to June 30, 2020 and $(0.4) million for the period from January 1, 2020 to January 28, 2020. The tax benefit of $$436.1 million recorded in the six months ended June 30, 2021 includes a $441.5 million tax benefit related to the reversal of a net deferred tax liability due to a restructuring of our international operations and a $1.3 million tax provision associated with prior period items. In addition, the tax benefit for the six months ended June 30, 2021 reflects the impact of our assessment that we will not be able to record the benefit of certain current year deferred tax assets for which a valuation allowance is expected.

Non-GAAP Financial Measures

We report our financial results in accordance with GAAP, however, management believes that certain non-GAAP financial measures provide users of our financial information with useful supplemental information that enables a better comparison of our performance across periods. We believe Adjusted EBITDA provides visibility to the underlying continuing operating performance by excluding the impact of certain expenses, including income tax (benefit) provision, interest (income) expense, depreciation and amortization, stock-based compensation expense, foreign exchange (gain) loss, changes in fair value of contingent earn-out liability, interest rate swaps and external investments, transaction and other costs and litigation costs net of insurance reimbursements that arise outside of the ordinary course of business, as management does not believe these expenses are representative of our core earnings. We also provide Adjusted EBITDA margin, which is calculated as Adjusted EBITDA divided by revenue. In addition to Adjusted EBITDA and Adjusted EBITDA margin, we believe free cash flow and free cash flow conversion provide useful information regarding how cash provided by operating activities compares to the capital expenditures required to maintain and grow our business, and our available liquidity, after funding such capital expenditures, to service our debt, fund strategic initiatives and strengthen our balance sheet, as well as our ability to convert our earnings to cash. Additionally, we believe such metrics are widely used by investors, securities analysis, ratings agencies and other parties in evaluating liquidity and debt-service capabilities. We calculate free cash flow and free cash flow conversion using methodologies that we believe can provide useful supplemental information to help investors better understand underlying trends in our business.

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

Adjusted EBITDA and Adjusted EBITDA Margin

We define Adjusted EBITDA as net earnings (loss) excluding income tax (benefit) provision, interest (income) expense, depreciation and amortization, stock-based compensation expense, foreign exchange loss (gain), changes in fair value of contingent earn-out liability, interest rate swaps and external investments, transaction and other costs and litigation costs net of insurance reimbursements that arise outside of the ordinary course of business. Adjusted EBITDA margin represents Adjusted EBITDA as a percentage of revenue. The following table reconciles net earnings (loss) and net earnings (loss) margin, the most comparable GAAP financial measures, to Adjusted EBITDA and Adjusted EBITDA margin for the periods presented:

	Successor				Predecessor
(In thousands, except percentages)	Three Months Ended June 30, 2021	Three Months Ended June 30, 2020	Six Months Ended June 30, 2021	Period from January 29, through June 30, 2020	Period from January 1, 2020 through January 28, 2020
Net earnings (loss)	$(11,147)	$(5,465)	$312,295	$(61,274)	$(32,556)
Add back:
Income tax (benefit) provision	459	3,585	(436,117)	2,406	365
Interest (income) expense	5,921	5,246	13,650	9,785	(50)
Depreciation and amortization	26,905	24,032	53,860	40,345	408
Stock-based compensation expense	29,916	2,756	75,739	4,176	336
Litigation costs, net of insurance reimbursements (1)	1,541	—	1,775	1,000	—
Foreign exchange (gain) loss (2)	(4,796)	1,604	(8,639)	957	523
Changes in fair value of interest rate swaps(3)	201	—	(2,743)	—	—
Transaction and other costs(4)	2,522	755	16,024	47,852	40,345
Changes in fair value of contingent earn-out liability	484	—	72,438	—	—
Changes in fair value of external investments	(123)	—	(319)	—	—
Adjusted EBITDA	$51,883	$32,513	$97,963	$45,247	$9,371
Net earnings (loss) margin(5)	(6.0)%	(4.0)%	87.5%	(28.6)%	(81.4)%
Adjusted EBITDA margin	27.9%	24.1%	27.4%	21.1%	23.4%

(1)
Represents certain litigation costs and insurance proceeds associated with pending litigations or settlements of litigation.
(2)
Represents foreign exchange (gain) loss due to foreign currency transactions.
(3)
Represents fair value loss (gain) on interest rate swaps.
(4)
Represents legal, accounting, advisory fees and certain other costs related to our offerings, including the Sponsor Acquisition, our IPO and the Reorganization.
(5)
Net earnings margin for the six months ended June 30, 2021 includes a $441.5 million tax benefit related to the reversal of a deferred tax liability due to a restructuring of the Company’s international operations.

Free Cash Flow and Free Cash Flow Conversion

We define free cash flow as net cash (used in) provided by operating activities less capital expenditures. Free cash flow conversion represents free cash flow as a percentage of Adjusted EBITDA. Operating cash flow conversion represents net cash provided by (used in) operating activities as a percentage of net earnings (loss). The following table reconciles net cash used in operating activities, the most comparable GAAP financial measure, to free cash flow for the periods presented:

	Successor		Predecessor
(In thousands, except percentages)	Six Months Ended June 30, 2021	Period from January 29, through June 30, 2020	Period from January 1, 2020 through January 28, 2020
Net cash used in operating activities	$(31,439)	$(35,799)	$(3,306)
Less:
Capital expenditures	(5,552)	(3,432)	(1,045)
Free cash flow	$(36,991)	$(39,231)	$(4,351)
Operating cash flow conversion	(10.1)%	58.4%	10.2%
Free cash flow conversion	(37.8)%	(86.7)%	(46.4)%

Liquidity and Capital Resources

Overview

The Company’s principal sources of liquidity are our cash and cash equivalents and cash generated from operations. Our primary uses of liquidity are operating expenses and capital expenditures. As of June 30, 2021, we had $252.0 million of cash and cash equivalents, an increase of $124.0 million from December 31, 2020.

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

Cash Flow Information

The following table summarizes our unaudited condensed consolidated cash flow information for the periods presented:

	Successor		Predecessor
(In thousands)	Six Months Ended June 30, 2021	Period from January 29, through June 30, 2020	Period from January 1, 2020 through January 28, 2020
Net cash provided by (used in):
Operating activities	$(31,439)	$(35,799)	$(3,306)
Investing activities	(5,549)	(2,804,825)	(1,029)
Financing activities	160,621	2,933,476	—

Operating activities

Net cash used in operating activities was $31.4 million for the six months ended June 30, 2021, $35.8 million for the period from January 29, 2020 to June 30, 2020 and $3.3 million for the period from January 1, 2020 to January 28, 2020. This includes adjustments to net earnings (loss) for the six months ended June 30, 2021, for the period from January 29, 2020 to June 30, 2020 and for the period from January 1, 2020 to January 28, 2020 related to: deferred income tax of $(441.8) million, $5.6 million and $0.0 million respectively; change in fair value of deferred contingent consideration of $72.4 million, nil and nil respectively; stock-based compensation of $75.7 million, $4.2 million and $4.2 million respectively; and depreciation and amortization of $53.9 million, $40.3 million and $0.4 million respectively.

The changes in assets and liabilities for the six months ended June 30, 2021, for the period from January 29, 2020 to June 30, 2020 and for the period from January 1, 2020 to January 28, 2020 consist primarily of: changes in legal liabilities of $(37.6) million; $(3.5) million and $(0.5) million respectively; and changes in accounts receivables of $(25.7) million, $(2.5) million and $(17.6) million respectively, driven by timing of cash receipts.

Investing activities

Net cash used in investing activities was $5.5 million in the six months ended June 30, 2021, $2,804.8 million for the period from January 29, 2020 to June 30, 2020 and $1.0 million for the period from January 1, 2020 to January 28, 2020. The change was primarily due to acquisition of the business (net of cash acquired) of $2,801.3 million in the period from January 29, 2020 to June 30, 2020. The Company had capital expenditures of $5.6 million, $3.4 million and $1.0 million in the six months ended June 30, 2021, the period from January 29, 2020 to June 30, 2020 and the period from January 1, 2020 to January 28, 2020, respectively.

Financing activities

Net cash provided by financing activities was $160.6 million in the six months ended June 30, 2021, $2,933.5 million for the period from January 29, 2020 to June 30, 2020 and nil for the period from January 1, 2020 to January 28, 2020. In the six months ended June 30, 2021, the Company received net proceeds of $2,361.2 million after deducting underwriting discounts and commissions, of which $1,991.6 million was used to redeem shares of Class A common stock and purchase Common Units from our Sponsor and $200 million was used to repay a portion of the outstanding indebtedness under our Incremental Term Loan Facility. In the period from January 29, 2020 to June 30, 2020, the Company received cash of $2,334.2 million in relation to limited partners’ interest, net proceeds from external debt of $558.7 million and proceeds from the repayment of loans to related companies of $41.9 million.

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

In addition to paying interest on the outstanding principal under the Senior Secured Credit Facilities, the Borrower is required to pay a commitment fee of 0.375% per annum (which is subject to an increase to 0.5% per annum based upon the consolidated first lien net leverage ratio of the Borrower and its restricted subsidiaries) to the lenders under the Revolving Credit Facility in respect of the unutilized commitments thereunder. The Borrower must also pay customary letter of credit fees and an annual administrative agency fee.

The Initial Term Loan Facility amortizes in equal quarterly installments in aggregate annual amounts equal to 1.00% of the principal amount of the Initial Term Loan Facility outstanding as of the date of the closing of the Initial Term Loan Facility, with the balance being payable at maturity on January 29, 2027. The Incremental Term Loan Facility does not amortize due to the use of the portion of the net proceeds from the IPO to repay $200 million aggregate principal under the Incremental Term Loan Facility. The balance of the Incremental Term Loan Facility is payable at maturity on January 29, 2027. Principal amounts outstanding under the Revolving Credit Facility are due and payable in full at maturity on January 29, 2025.

Contractual Obligations and Contingencies

The following table summarizes our contractual obligations as of June 30, 2021:

	Payments due by period
(In thousands)	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
Long-term debt	$5,750	$11,500	$11,500	$612,688	$641,438
Operating leases	4,417	5,158	—	—	9,575
Other	3,211	5,870	—	—	9,081
Total	$13,378	$22,528	$11,500	$612,688	$660,094

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

Related party transactions
For discussions of related party transactions, see Note 14, Related Party Transactions, to the condensed consolidated financial statements included in "Item 1 - Financial Statements (Unaudited).

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Foreign Currency Exchange Risk

We conduct business in certain foreign markets, primarily in the United Kingdom and the European Union. For the three months ended June 30, 2021 and 2020, international revenue accounted for 42.3% and 43.3% of combined revenue, respectively. International revenue accounted for 43.1%, 44.3% and 47.5%, of combined revenue for the six months ended June 30, 2021, the period from January 29, 2020 to June 30, 2020, and the period from January 1, 2020 to January 29, 2020, respectively. Our primary exposure to foreign currency exchange risk is the underlying user’s functional currency other than the U.S. Dollar, primarily the British Pound and Euro. As foreign currency exchange rates change, translation of the statements of operations of our international businesses into U.S. dollars affects year-over-year comparability of operating results. The average Euro versus the U.S. Dollar exchange rate was 9.5% and 9.3% higher in the three and six months ended June 30, 2021 compared to the three and six months ended June 30, 2020.

Historically, we have not hedged any foreign currency exposures. Our continued international expansion increases our exposure to exchange rate fluctuations and as a result such fluctuations could have a significant impact on our future results of operations.

Interest Rate Risk

At June 30, 2021, we had debt outstanding with a carrying value of $624.2 million. A hypothetical interest rate increase or decrease of 1% would have increased or decreased interest expense for the three and six months ended June 30, 2021 by $6.3 million and $12.6 million, respectively based upon the outstanding balance and rate in effect at June 30, 2021. See Note 10, Debt, within the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report. Borrowings under our Senior Secured Credit Facilities bear interest at a variable market rate. In order to reduce the financial impact of increases in interest rates, the Company entered into two interest rate swaps for a total notional amount of $350 million on June 22, 2020. The effective date for the interest rate swaps is June 30, 2020 and final maturity date is June 30, 2024. The financial impact of the interest rate swaps is to fix the variable interest rate element on $350 million of the long-term debt at a rate of 0.4008%.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as of June 30, 2021.

Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2021 due to the material weakness in our internal control over financial reporting described below. In light of this fact, our management has performed additional analyses, reconciliations, and other post-closing procedures and has concluded that, notwithstanding the material weakness in our internal control over financial reporting, the condensed consolidated financial statements for the periods covered by and included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with GAAP.

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

We believe we are making progress toward achieving the effectiveness of our internal controls and disclosure controls. The actions that we are taking are subject to ongoing senior management review, as well as oversight by the Board’s Audit and Risk Committee. We will not be able to conclude whether the steps we are taking will fully remediate the material weakness in our internal control over financial reporting until we have completed our remediation efforts and subsequent evaluation of their effectiveness.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Use of Proceeds

On February 16, 2021, we completed our IPO in which we issued and sold 57.5 million shares of Class A common stock (including shares issued pursuant to the exercise in full of the underwriters’ option to purchase additional shares). The shares sold in the IPO were registered under the Securities Act pursuant to our Registration Statement on Form S-1 (File No. 333-252124) which was declared effective by the U.S. Securities and Exchange Commission on February 10, 2021. There has been no change in the use of proceeds from our IPO as described in our quarterly report on Form 10-Q for the quarterly period ended March 31, 2021 previously filed with the SEC.

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

3.1	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on February 16, 2021).
3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on February 16, 2021).
10.1*	Amendment No. 1, dated as of June 25, 2021, to the Second Amended and Restated Limited Partnership Agreement of Buzz Holdings L.P.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

BUMBLE INC.

Date: August 13, 2021	By:	/s/ Whitney Wolfe Herd
Whitney Wolfe Herd
Chief Executive Officer

Date: August 13, 2021	By:	/s/ Anuradha B. Subramanian
Anuradha B. Subramanian
Chief Financial Officer