Form 10-Q
period 2021-09-30
Bumble Inc.
filed 2021-11-12
CIK 1830043

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of October 29, 2021, Bumble Inc. had 129,241,580 shares of Class A common stock, par value $0.01 per share, outstanding and 20 shares of Class B common stock, par value $0.01 per share, outstanding.

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
•
“Blackstone” or “our Sponsor” refer to investment funds associated with Blackstone Inc.
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
•
“Reclassification” refers to the reclassification of the limited partnership interests of Bumble Holdings in connection with the IPO pursuant to which certain outstanding Class A units were reclassified into a new class of limited partnership interests that we refer to as “Common Units” and certain outstanding Class B Units were reclassified into a new class of limited partnership interests that we refer to as “Incentive Units.”
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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

Bumble Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share information)

(Unaudited)

	September 30, 2021	December 31, 2020
ASSETS
Cash and cash equivalents	$291,575	$128,029
Accounts receivable	44,953	41,595
Other current assets	83,540	81,387
Total current assets	420,068	251,011
Right-of-use assets	11,700	11,711
Lease receivable	1,106	1,069
Property and equipment, net	13,942	16,833
Goodwill	1,540,112	1,540,915
Intangible assets, net	1,743,389	1,812,410
Deferred tax assets, net	14,654	—
Other noncurrent assets	4,238	3,319
Total assets	$3,749,209	$3,637,268
LIABILITIES AND BUMBLE INC. SHAREHOLDERS’ / BUZZ HOLDINGS L.P. OWNERS’ EQUITY
Accounts payable	$11,536	$23,741
Deferred revenue	39,042	31,269
Accrued expenses and other current liabilities	104,760	180,986
Current portion of long-term debt, net	2,588	5,338
Total current liabilities	157,926	241,334
Long-term debt, net	620,998	820,876
Deferred tax liabilities, net	—	428,087
Tax receivable agreement liability	381,152	—
Other liabilities	125,346	62,190
Total liabilities	$1,285,422	$1,552,487
Commitments and contingencies (Note 16)
Bumble Inc. Shareholders’ / Buzz Holdings L.P. Owners’ Equity:
Class A common stock (par value $0.01 per share, 6,000,000,000 shares authorized; 129,241,580 shares issued; and 129,241,580 shares outstanding as of September 30, 2021)	1,292	—
Class B common stock (par value $0.01 per share, 1,000,000 shares authorized; 20 shares issued and outstanding as of September 30, 2021)	—	—
Preferred stock (par value $0.01; authorized 600,000,000 shares; no shares issued and outstanding as of September 30, 2021)	—	—
Limited Partners’ interest	—	1,903,121
Additional paid-in capital	1,470,451	—
Accumulated deficit	(42,813)	—
Accumulated other comprehensive income	173,229	180,852
Total Bumble Inc. shareholders’ / Buzz Holdings L.P. owners’ equity	1,602,159	2,083,973
Noncontrolling interests	861,628	808
Total shareholders’ / owners’ equity	2,463,787	2,084,781
Total liabilities and shareholders’ / owners’ equity	$3,749,209	$3,637,268

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Bumble Inc.

Condensed Consolidated Statements of Operations

(In thousands, except per share / unit information)

(Unaudited)

	Successor				Predecessor
	Three Months Ended September 30, 2021	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2021	Period from January 29, through September 30, 2020	Period from January 1, through January 28, 2020
Revenue	$200,509	$162,300	$557,439	$376,587	$39,990
Operating costs and expenses:
Cost of revenue	56,627	43,523	155,171	102,017	10,790
Selling and marketing expense	55,105	37,744	151,654	104,511	11,157
General and administrative expense	45,726	47,958	215,631	128,120	44,907
Product development expense	24,231	12,860	84,197	29,915	4,087
Depreciation and amortization expense	27,022	25,404	80,882	65,749	408
Total operating costs and expenses	208,711	167,489	687,535	430,312	71,349
Operating earnings (loss)	(8,202)	(5,189)	(130,096)	(53,725)	(31,359)
Interest income (expense)	(5,962)	(4,919)	(19,612)	(14,704)	50
Other income (expense), net	3,773	4,021	15,495	3,474	(882)
Income (loss) before income taxes	(10,391)	(6,087)	(134,213)	(64,955)	(32,191)
Income tax benefit (provision)	(280)	(16,737)	435,837	(19,143)	(365)
Net earnings (loss)	(10,671)	(22,824)	301,624	(84,098)	(32,556)
Net earnings (loss) attributable to noncontrolling interests	(3,786)	(35)	(26,198)	(99)	1,917
Net earnings (loss) attributable to Bumble Inc. shareholders / Buzz Holdings L.P. owners	$(6,885)	$(22,789)	$327,822	$(83,999)	$(34,473)
Net earnings (loss) per share / unit attributable to Bumble Inc. shareholders / Buzz Holdings L.P. owners
Basic earnings (loss) per share / unit	$(0.06)	$(0.01)	$1.60	$(0.03)
Diluted earnings (loss) per share / unit	$(0.06)	$(0.01)	$1.56	$(0.03)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Bumble Inc.

Condensed Consolidated Statements of Comprehensive Operations

(In thousands)

(Unaudited)

			Successor		Predecessor
	Three Months Ended September 30, 2021	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2021	Period from January 29, through September 30, 2020	Period from January 1, through January 28, 2020
Net earnings (loss)	$(10,671)	$(22,824)	$301,624	$(84,098)	$(32,556)
Other comprehensive income (loss), net of tax:
Change in foreign currency translation adjustment	(2,878)	107,225	(11,912)	26,656	(774)
Total other comprehensive income (loss), net of tax	(2,878)	107,225	(11,912)	26,656	(774)
Comprehensive income (loss)	(13,549)	84,401	289,712	(57,442)	(33,330)
Comprehensive income (loss) attributable to noncontrolling interests	(4,695)	(35)	(30,487)	(99)	1,917
Comprehensive income (loss) attributable to Bumble Inc. shareholders / Buzz Holdings L.P. owners	$(8,854)	$84,436	$320,199	$(57,343)	$(35,247)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Bumble Inc.

Condensed Consolidated Statements of Changes in Equity (Successor)

Three months ended September 30, 2021

(Unaudited)

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Treasury Stock		Accumulated	Accumulated Other Comprehensive	Noncontrolling	Total Shareholders’ / Owners'
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Income	Interests	Equity
	(In thousands, except share amounts)
Balance as of July 1, 2021	119,799,036	$1,198	20	$—	$1,339,583	—	$—	$(35,928)	$175,198	$1,007,457	2,487,508
Net loss	—	—	—	—	—	—	—	(6,885)	—	(3,786)	(10,671)
Stock-based compensation expense	—	—	—	—	23,763	—	—	—	—	—	23,763
Impact of Tax Receivable Agreement due to exchanges of Common Units	—	—	—	—	(26,085)	—	—	—	—	—	(26,085)
Cancellation of restricted shares	(145,416)	(1)	—	—	(2,172)	—	—	—	—	2,173	—
Exercise of stock options	12,668	—	—	—	734	—	—	—	—	(189)	545
Restricted stock units issued, net of shares withheld for taxes	230,389	2	—	—	(4,953)	—	—	—	—	(3,444)	(8,395)
Exchange of Common Units for Class A common stock	9,344,903	93	—	—	139,581	—	—	—	—	(139,674)	—
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	—	(1,969)	(909)	(2,878)
Balance as of September 30, 2021	129,241,580	$1,292	20	$—	$1,470,451	—	$—	$(42,813)	$173,229	$861,628	$2,463,787

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Bumble Inc.

Condensed Consolidated Statements of Changes in Equity (Successor)

Three months ended September 30, 2020

(Unaudited)

	Limited Partners Interest		Accumulated Other Comprehensive	Total Bumble Inc. Owners’ / Shareholders’	Noncontrolling	Total Shareholders’ / Owners’
	Units	Amount	Loss	Equity	Interests	Equity
	(In thousands)
Balance as of July 1, 2020	2,453,233	$2,334,233	$(80,569)	$2,196,044	$(64)	$2,195,980
Net loss	—	—	—	(22,789)	(35)	(22,824)
Stock-based compensation expense	—	—	—	3,985	—	3,985
Issuance of Limited Partners' Interest	552	552	—	552	—	552
Other comprehensive income, net of tax	—	—	107,225	107,225	—	107,225
Balance as of September 30, 2020	2,453,785	$2,334,785	$26,656	$2,285,017	$(99)	$2,284,918

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Bumble Inc.

Condensed Consolidated Statements of Changes in Equity (Successor)

Nine months ended September 30, 2021

(Unaudited)

	Limited Partners'		Class A Common Stock		Class B Common Stock		Additional Paid-in	Treasury Stock		Accumulated	Accumulated Other Comprehensive	Noncontrolling	Total Shareholders’ / Owners'
	Equity		Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Income	Interests	Equity
			(In thousands, except share amounts)
Balance as of January 1, 2021	$1,903,121		$—	—	$—	$—	—	$—	$—	$—	$180,852	808	$2,084,781
Acquisition of noncontrolling interests	808		—	—	—	—	—	—	—	—	—	(808)	—
Net earnings prior to Reorganization Transactions	370,635		—	—	—	—	—	—	—	—	—	—	370,635
Stock-based compensation expense	11,587		—	—	—	—	—	—	—	—	—	—	11,587
Effect of the Reorganization Transactions	(2,286,151)		82,642,374	826	—	—	979,275	—	—	—	—	1,306,050	—
Issuance of Class A common stock sold in the initial public offering, net of offering costs	—		57,500,000	575	20	—	2,236,787	—	—	—	—	121,009	2,358,371
'Purchase of Class A Common Stock in the initial public offering	—		—	—	—	—	—	24,798,848	(1,018,365)	—	—	—	(1,018,365)
Purchase of Common Units from Pre-IPO Common Unitholders in the initial public offering	—		—	—	—	—	(609,489)	—	—	—	—	(363,800)	(973,289)
Vested Incentive Units	—		—	—	—	—	(8,067)	—	—	—	—	8,067	—
Issuance of Founder loan common units							(30,371)	—	—	—	—	30,371	—
Equity plan modification from liability to equity settled due to Reorganization	—		—	—	—	—	22,107	—	—	—	—	—	22,107
Impact of Tax Receivable Agreement due to exchanges of Common Units	—		—	—	—	—	(382,840)	—	—	—	—	—	(382,840)
Stock-based compensation expense	—		—	—	—	—	79,573	—	—	—	—	—	79,573
Retirement of treasury stock	—		(24,798,848)	(248)	—	—	(1,018,117)	(24,798,848)	1,018,365	—	—	—	—
Cancellation of restricted shares	—	—	(145,416)	(1)	—	—	(2,172)	—	—	—	—	2,173	—
Exercise of options	—		12,668	—	—	—	734	—	—	—	—	(189)	545
Restricted stock units issued, net of shares withheld for taxes	—		230,389	2	—	—	(4,953)	—	—	—	—	(3,444)	(8,395)
Exchange of Common Units for Class A common stock	—		13,800,413	138	—	—	207,984	—	—	—	—	(208,122)	—
Net loss subsequent to Reorganization Transactions	—		—	—	—	—	—	—	—	(42,813)	—	(26,198)	(69,011)
Other comprehensive loss, net of tax	—		—	—	—	—	—	—	—	—	(7,623)	(4,289)	(11,912)
Balance as of September 30, 2021	$—		129,241,580	$1,292	20	$—	$1,470,451	—	$—	$(42,813)	$173,229	$861,628	$2,463,787

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

Bumble Inc.

Condensed Consolidated Statements of Changes in Equity (Successor)

For the period from January 29, 2020 to September 30, 2020

(Unaudited)

	Limited Partners Interest		Accumulated Other Comprehensive	Total Bumble Inc. Owners’ / Shareholders’	Noncontrolling	Total Shareholders’ / Owners’
	Units	Amount	Loss	Equity	Interests	Equity
	(In thousands)
Balance as of January 29, 2020	—	$—	$—	$—	$—	$—
Net loss	—	—	—	(83,999)	(99)	(84,098)
Stock-based compensation expense	—	—	—	7,575	—	7,575
Issuance of Limited Partners' Interest	2,453,785	2,334,785	—	2,334,785	—	2,334,785
Other comprehensive loss, net of tax	—	—	26,656	26,656	—	26,656
Balance as of September 30, 2020	2,453,785	$2,334,785	$26,656	$2,285,017	$(99)	$2,284,918

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Bumble Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Successor		Predecessor
	Nine Months Ended September 30, 2021	Period from January 29, through September 30, 2020	Period from January 1, through January 28, 2020
Cash flows from operating activities:
Net earnings (loss)	$301,624	$(84,098)	$(32,556)
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	80,882	65,749	408
Changes in fair value of interest rate swaps	(2,789)	1,828	—
Changes in fair value of contingent earn-out liability	77,659	19,100	—
Non-cash lease expense	4,247	3,585	410
Deferred income tax	(441,811)	22,046	26
Stock-based compensation expense	99,502	13,118	4,156
Net foreign exchange difference	(6,865)	4,981	(198)
Other, net	4,478	2,531	31
Changes in assets and liabilities:
Accounts receivable	(4,954)	(9,196)	(17,599)
Other current assets	(5,284)	(23,688)	(2,175)
Accounts payable	(13,124)	(6,679)	12,984
Deferred revenue	7,773	20,690	289
Legal liabilities	(45,631)	(13,125)	(521)
Accrued expenses and other current liabilities	(42,525)	(15,807)	31,439
Other, net	271	6	—
Net cash provided by (used in) operating activities	13,453	1,041	(3,306)
Cash flows from investing activities:
Capital expenditures	(9,388)	(5,779)	(1,045)
Acquisition of business, net of cash acquired	—	(2,801,262)	—
Other, net	31	(447)	16
Net cash used in investing activities	(9,357)	(2,807,488)	(1,029)
Cash flows from financing activities:
Proceeds from issuance of Class A common stock sold in initial public offering, net of offering costs	2,358,371	—	—
Payments to purchase and retire common stock	(1,018,365)	—	—
Purchase of Common Units from Pre-IPO Common Unitholders in the initial public offering	(973,289)	—	—
Proceeds from exercise of options	545	—	—
Proceeds from repayments of loans to related companies	—	41,929	—
Debt issuance costs	—	(16,281)	—
Limited Partners’ interest	—	2,334,785	—
Proceeds from term loan	—	575,000	—
Repayment of term loan	(207,534)	(2,875)	—
Net cash provided by financing activities	159,728	2,932,558	—
Effects of exchange rate changes on cash and cash equivalents	(535)	(3,685)	813
Net increase (decrease) in cash and cash equivalents and restricted cash	163,289	122,426	(3,522)
Cash and cash equivalents and restricted cash, beginning of the period	128,286	53,927	57,449
Cash and cash equivalents and restricted cash, end of the period	291,575	176,353	53,927
Less restricted cash	—	258	258
Cash and cash equivalents, end of the period	$291,575	$176,095	$53,669

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

Prior to the IPO and the Reorganization Transactions, Bumble Holdings, a Delaware limited partnership, was formed primarily as a vehicle to finance the acquisition (the “Sponsor Acquisition”) of a majority stake in Worldwide Vision Limited by a group of investment funds managed by Blackstone Inc. (“Blackstone”). As Bumble Holdings did not have any previous operations, Worldwide Vision Limited, a Bermuda exempted limited company, is viewed as the predecessor to Bumble Holdings and its consolidated subsidiaries. Accordingly, these consolidated financial statements include certain historical consolidated financial and other data for Worldwide Vision Limited for periods prior to the completion of the business combination.

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

Assuming the exchange of all outstanding Common Units for shares of Class A common stock on a one-for-one basis under the exchange agreement entered into by holders of Common Units, there would be 187,981,414 shares of Class A common stock outstanding (which does not reflect any shares of Class A common stock issuable in exchange for as-converted Incentive Units or upon settlement of certain other interests) as of September 30, 2021.

Secondary Offering

On September 15, 2021, the Company completed a secondary offering of 20.7 million shares of Class A common stock on behalf of certain selling stockholders affiliated with Blackstone Inc. (the "Selling Stockholders") at a price to public of $54.00 per share. This transaction resulted in the issuance of 9.2 million Class A shares for the period ending September 30, 2021.

Bumble did not sell any shares of Class A common stock in the offering and did not receive any of the proceeds from the sale. Bumble paid the costs associated with the sale of shares by the Selling Stockholders, net of the underwriting discounts.

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

Certain prior year amounts have been reclassified to conform to the current year presentation.

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

Note 2 - Summary of Selected Significant Accounting Policies

Included below are selected significant accounting policies including those that were added or modified during the three and nine months ended September 30, 2021 as a result of new transactions entered into or the adoption of new accounting policies. Refer to Note 2, Summary of Selected Significant Accounting Policies, within the annual consolidated financial statements in our 2020 Form 10-K for the full list of our significant accounting policies.

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

During the three and nine months ended September 30, 2021, the three months ended September 30, 2020, the period from January 29, 2020 to September 30, 2020 and the period from January 1, 2020 to January 28, 2020, there were no customers representing greater than 10% of total revenue.

For the periods presented, revenue across apps was as follows (in thousands):

	Successor				Predecessor
	Three Months Ended September 30, 2021	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2021	Period from January 29, through September 30, 2020	Period from January 1, through January 28, 2020
Bumble App	$142,485	$102,570	$382,440	$231,455	$23,256
Badoo App and Other	58,024	59,730	174,999	145,132	16,734
Total Revenue	$200,509	$162,300	$557,439	$376,587	$39,990

Deferred Revenue

Deferred revenue consists of advance payments that are received or are contractually due in advance of the Company's performance. The Company’s deferred revenue is reported on a contract by contract basis at the end of each reporting period. The Company classifies deferred revenue as current when the term of the applicable subscription period or expected completion of the performance obligation is one year or less. The deferred revenue balance is $39.0 million and $31.3 million as of September 30, 2021 and December 31, 2020, respectively. During the three and nine months ended September 30, 2021, the three months ended September 30, 2020, the period from January 29, 2020 to September 30, 2020 and the period from January 1, 2020 to January 28, 2020, the Company recognized revenue of $2.0 million, $29.9 million, $0.9 million, $9.3 million and $10.6 million, that was included in the deferred revenue balance at the beginning of each period.

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

See Note 9, Fair Value Measurements, for additional information on the Company's financial instruments measured at fair value.

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

See Note 13, Stock-based Compensation, for additional information on the Company’s stock-based compensation plans and awards.

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

Note 3 - Income Taxes

The Company is subject to U.S. federal and state income taxes and will file consolidated income tax returns for U.S. federal and certain jurisdictions with respect to its allocable share of any net taxable income of Buzz Holdings L.P. A provision for these taxes has been recorded accordingly. The differences between our effective tax rate and the U.S. federal statutory tax rate of 21% generally results from various factors, including the geographical distribution of taxable income, state and foreign taxes, tax credits, contingency reserves for uncertain tax positions and permanent differences between the book and tax treatment of certain items. Additionally, the amount of income taxes is subject to our interpretation of applicable tax laws in the jurisdictions in which we file. For the three and nine months ended September 30, 2021, our effective tax rate is lower than the U.S. federal statutory tax rate of 21% primarily due to the geographical distribution of our earnings, nondeductible permanent differences, nondeductible stock-based compensation, consideration of nontaxable entities and the inability to record a benefit for certain tax losses and benefits generated in the current year.

Our effective tax rate for the three and nine months ended September 30, 2021 also includes the discrete impact of the Company’s restructuring activities that occurred on January 1, 2021. Deferred tax liabilities of $448.2 million recorded at Maltese and UK entities related to relevant intangible property were written off in the first quarter of 2021, offset by $6.7 million of deferred tax assets recorded in Malta for related tax basis in transferred intangible property resulting in a net income tax benefit of $441.5 million during the period. In addition, the tax benefit for the three and nine months ended September 30, 2021 reflects the impact of our assessment that we will not be able to record the benefit of certain current year deferred tax assets for which a valuation allowance is recorded.

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

We have determined that it is more likely than not that we will be unable to realize tax benefits related to certain basis adjustments and acquired net operating losses that were received in connection with the Reorganization Transactions and our IPO. As a result of this determination, we have not recorded the benefit of these deferred tax assets as of September 30, 2021. The realizability of the deferred tax assets is evaluated based on all positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent results of operations. We will assess the realizability of the deferred tax assets at each reporting period, and a change in our estimate of our liability associated with the tax receivable agreement may result as additional information becomes available, including results of operations in future periods. At the time of the Sponsor Acquisition, the assets and liabilities of Bumble Holdings were adjusted to fair value on the closing date of the business combination for both financial reporting and income tax purposes. As a result of the IPO transaction, we inherited certain tax benefits associated with this stepped-up basis (“Common Basis”) created when certain pre-IPO owners acquired their interests in Bumble Holdings in the Sponsor Acquisition. This Common Basis entitles us to the depreciation and amortization deductions previously allocable to the pre-IPO owners. Based on current projections, we anticipate having sufficient taxable income to be able to realize the benefit of this Common Basis and have recorded a tax receivable agreement liability of $381.2 million related to these benefits. To the extent that we determine that we are able to realize the tax benefits associated with the basis adjustments and net operating losses, we would record an additional liability of $267.4 million for a total liability of $648.6 million. If, in the future, we are not able to utilize the Common Basis, we would record a reduction in the tax receivable agreement liability that would result in a benefit recorded within our consolidated statement of operations. During the three months ended September 30, 2021, our tax receivable agreement liability increased by $24.4 million principally due to the effects of the secondary offering of 20.7 million shares of Class A common stock by certain selling stockholders affiliated with Blackstone Inc.

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

The Company recognized approximately $0.3 million and $48.2 million of transaction costs in the three months ended September 30, 2020 and the period from January 29, 2020 to September 30, 2020, respectively. Transaction costs incurred by the Predecessor associated with the Sponsor Acquisition were approximately $40.3 million and were included as an assumed liability by the Company at closing. These costs are recorded in “General and administrative expense” in the Successor and Predecessor consolidated statements of operations.

Concurrent with and related to the Sponsor Acquisition, the Company sold an app that it did not intend to continue operating to one of the sellers for an amount of $25.2 million, which reduced the purchase price disclosed above by the same amount.

Note 6 - Property and Equipment, net

A summary of the Company’s property and equipment, net is as follows (in thousands):

	September 30, 2021	December 31, 2020
Computer equipment	$21,321	$18,423
Leasehold improvements	5,636	5,318
Furniture and fixtures	884	861
Total property and equipment, gross	$27,841	$24,602
Accumulated depreciation	(13,899)	(7,769)
Total property and equipment, net	$13,942	$16,833

Depreciation expense related to property and equipment, net for the three months ended September 30, 2021 and 2020 was $2.3 million and $2.0 million, respectively, $7.0 million for the nine months ended September 30, 2021, $5.3 million for the period from January 29, 2020 to September 30, 2020, and $0.4 million for the period from January 1, 2020 to January 28, 2020.

Note 7 - Goodwill and Intangible Assets, net

Goodwill

The changes in the carrying amount of goodwill for the periods presented is as follows (in thousands):

Balance as of December 31, 2020	$1,540,915
Goodwill adjustment, net (1)	(803)
Balance as of September 30, 2021	$1,540,112

(1) Relates to the impact of $0.8 million of deferred income taxes.

Intangible Assets, net

A summary of the Company’s intangible assets, net is as follows (in thousands):

	September 30, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted- Average Remaining Useful Life (Years)
Brands	$1,512,755	$—	$1,512,755	Indefinite
Developed technology	244,813	(81,604)	163,209	3.3
User base	112,695	(75,130)	37,565	0.8
White label contracts	33,384	(6,953)	26,431	6.3
Other	4,230	(801)	3,429	5.5
Total intangible assets, net	$1,907,877	$(164,488)	$1,743,389

	December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted- Average Remaining Useful Life (Years)
Brands	$1,511,269	$—	$1,511,269	Indefinite
Developed technology	244,813	(44,884)	199,929	4.1
User base	112,695	(41,322)	71,373	1.6
White label contracts	33,384	(3,826)	29,558	7.1
Other	352	(71)	281	4.0
Total intangible assets, net	$1,902,513	$(90,103)	$1,812,410

Amortization expense related to intangible assets, net for the three months ended September 30, 2021 and September 30, 2020, was $24.8 million and $23.4 million, respectively, and $74.0 million for the nine months ended September 30, 2021, $60.6 million for the period from January 29, 2020 to September 30, 2020 and $0.0 million for the period from January 1, 2020 to January 28, 2020.

As of September 30, 2021, amortization of intangible assets with definite lives is estimated to be as follows (in thousands):

Remainder of 2021	$24,759
2022	80,253
2023	53,958
2024	53,714
2025 and thereafter	17,861
Total	$230,545

Note 8 - Other Financial Data

Consolidated Balance Sheets Information

Other current assets are comprised of the following balances (in thousands):

	September 30, 2021	December 31, 2020
Capitalized aggregator fees	$8,239	$5,533
Prepayments	14,577	6,435
Income tax receivable (1)	56,645	59,364
Capitalized initial public offering costs (2)	—	3,033
Other receivables	4,079	7,022
Total other current assets	$83,540	$81,387

(1) On October 29, 2021, a $24.5 million tax refund was received that will reduce the income tax receivable balance.

(2) Upon completion of the IPO, the capitalized IPO costs were offset against the proceeds raised from the IPO as a reduction of additional paid-in capital and noncontrolling interests.

Accrued expenses and other current liabilities are comprised of the following balances (in thousands):

	September 30, 2021	December 31, 2020
Legal liabilities	$9,025	$55,144
Accrued expenses	35,335	36,184
Lease liabilities	4,186	4,933
Income tax payable	41,918	71,324
Other payables	14,296	13,401
Total accrued expenses and other current liabilities	$104,760	$180,986

Other non-current liabilities are comprised of the following balances (in thousands):

	September 30, 2021	December 31, 2020
Lease liabilities	$6,636	$5,831
Contingent earn-out liability	118,359	40,700
Stock-based compensation liabilities (1)	—	13,765
Other liabilities	351	1,894
Total other liabilities	$125,346	$62,190

(1) Prior to the IPO, the Company recognized $8.3 million of liability-settled stock-based compensation expense for the three months ended March 31, 2021. In connection with the IPO, the liability-settled awards were reclassified to equity-settled awards.

Note 9 - Fair Value Measurements

The following tables present the Company’s financial instruments that are measured at fair value on a recurring basis (in thousands):

	September 30, 2021
	Level 1	Level 2	Level 3	Total Fair Value Measurements
Assets:
Cash and cash equivalents	$291,575	$—	$—	$291,575
Derivative asset	—	1,204	—	1,204
Equity investments	—	—	1,968	$1,968
	$291,575	$1,204	$1,968	$294,747
Liabilities:
Contingent earn-out liability	$—	$—	$118,359	$118,359
	$—	$—	$118,359	$118,359

	December 31, 2020
	Level 1	Level 2	Level 3	Total Fair Value Measurements
Assets:
Cash and cash equivalents	$128,029	$—	$—	$128,029
Deposits on credit card	257	—	—	257
Equity investments	—	—	1,458	1,458
	$128,286	$—	$1,458	$129,744
Liabilities:
Contingent earn-out liability	$—	$—	$40,700	$40,700
Derivative liability	—	1,586	—	1,586
	$—	$1,586	$40,700	$42,286

There were no transfers between levels between September 30, 2021 and December 31, 2020.

The carrying value of accounts receivable, accounts payable, income tax payable, accrued expenses and other payables approximate their fair values due to the short-term maturities of these instruments.

Contingent Consideration Arrangement

As of September 30, 2021, there is a contingent consideration arrangement, consisting of an earn-out payment to former shareholders of Worldwide Vision Limited of up to $150 million. The Company’s contingent earn-out liability is measured at fair value on a recurring basis using significant unobservable inputs (Level 3). The Company determined the fair value of the contingent earn-out liability using a closed-form option pricing model to determine the amount of the liability and present valued the amount payable in the future as of the current reporting date using an appropriate discount rate. The option pricing model estimate relies on standard inputs such as an estimate of volatility, term, and the risk free rate over such term. The model estimates the probability that the earn-out condition will be met in the future and calculates the expected earn-out payment to the former shareholders. As of September 30, 2021 and December 31, 2020, the fair value of the contingent earn-out was $118.4 million and $40.7 million, respectively, and is included within other liabilities in the accompanying condensed consolidated balance sheets.

The fair value of the contingent earn-out liability is sensitive to our equity volatility, discount rates, and our common stock price which is sensitive to changes in the forecasts of earnings and/or the relevant operating metrics. The Company remeasures the fair value of the contingent earn-out liability each reporting period, and changes are recognized in general and administrative expense in the accompanying condensed consolidated statements of operations. The changes in fair value were $5.2 million and $77.7 million for the three and nine months ended September 30, 2021, respectively.

Note 10 - Debt

Total debt is comprised of the following (in thousands):

	September 30, 2021	December 31, 2020
Term Loan due January 29, 2027	$640,000	$845,000
Less: unamortized debt issuance costs	16,414	18,786
Less: current portion of debt, net	2,588	5,338
Total long-term debt, net	$620,998	$820,876

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

Based on the calculation of the applicable consolidated total leverage ratio, the applicable margin for borrowings under the Revolving Credit Facility is between 1.25% to 1.75% with respect to base rate borrowings and between 2.25% and 2.75% with respect to LIBOR rate borrowings under the Term Loan Facility, in addition to a base rate. The interest rates in effect for the Initial Term Loan Facility and the Incremental Term Loan Facility as of September 30, 2021 were 2.83% and 3.75%, respectively. The Term Loan Facility will mature on January 29, 2027 and principal amounts outstanding under the Revolving Credit Facility will be due and payable in full at maturity on January 29, 2025. As of September 30, 2021, and at all times during the period, the Company was in compliance with the financial debt covenants.

As the loans are issued with a floating rate of interest, the Company believes that the fair value of the obligations is approximated by the principal amount of the loans as of September 30, 2021. The carrying value of the Term Loan Facility includes the outstanding principal amount, less unamortized debt issuance costs. Therefore, the Company assumes the carrying value of the debt, before any transaction costs, would closely approximate the fair value of the loan obligation with the assumptions above.

Future maturities of long-term debt as of September 30, 2021, were as follows (in thousands):

Remainder of 2021	$1,438
2022	5,750
2023	5,750
2024	5,750
2025 and thereafter	621,312
Total	$640,000

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

As of December 31, 2020, 2,453,784,599 Class A Units and 153,273,895 Class B Units were outstanding.

Noncontrolling Interests

Prior to the IPO, the Company’s noncontrolling interests represented a reserve for minority interests’ share of accumulated profits and losses of Huggle App (UK) Limited and Lumen App Limited and pre-Sponsor Acquisition, Bumble Holding Limited and its subsidiaries.

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

Secondary Offering

On September 15, 2021, the Company completed a secondary offering of 20.7 million shares of Class A common stock on behalf of certain selling stockholders affiliated with Blackstone Inc. (the "Selling Stockholders") at a price to public of $54.00 per share. This transaction resulted in the issuance of 9.2 million Class A shares for the period ending September 30, 2021.

Bumble did not sell any shares of Class A common stock in the offering and did not receive any of the proceeds from the sale. Bumble paid the costs associated with the sale of shares by the Selling Stockholders, net of the underwriting discounts.

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

As of September 30, 2021, there were 129,241,580 shares of Class A common stock outstanding.

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

As of September 30, 2021, there were 20 shares of Class B common stock outstanding.

Preferred Stock

The Company is authorized to issue, without the approval of its stockholders, one or more series of preferred stock. The Board may determine, with respect to any series of preferred stock, the powers (including voting powers), preferences and relative, participating, optional or other special rights.

As of September 30, 2021, no preferred stock has been issued.

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

The following table sets forth a reconciliation of the numerators used to compute the Company's basic and diluted earnings (loss) per share / unit

	Three Months Ended September 30, 2021	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2021	Period from January 29, through September 30, 2020
Numerator:
Net earnings (loss)	$(10,671)	$(22,824)	$301,624	$(84,098)
Net loss attributable to noncontrolling interests	(3,786)	(35)	(26,198)	(99)
Net earnings (loss) attributable to Bumble Inc. shareholders / Buzz Holdings L.P. owners	$(6,885)	$(22,789)	$327,822	$(83,999)

The following table sets forth the computation of the Company's basic and diluted earnings (loss) per share / unit (in thousands, except share / unit amounts, and per share / unit amounts, unaudited).

	Three Months Ended September 30, 2021	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2021	Period from January 29, through September 30, 2020
Basic earnings (loss) per share / unit attributable to common stockholders / unitholders
Numerator
Allocation of net earnings (loss) attributable to Bumble Inc. shareholders / Buzz Holdings L.P. owners	$(6,895)	$(22,824)	$191,165	$(83,999)
Less: net earnings (loss) attributable to participating securities	—	—	528	—
Net earnings (loss) attributable to common stockholders / unitholders	$(6,895)	$(22,824)	$190,637	$(83,999)
Denominator
Weighted average number of shares of Class A common stock / units outstanding	121,234,122	2,453,784,599	118,860,555	2,454,008,676
Basic earnings (loss) per share / unit attributable to common stockholders / unitholders	$(0.06)	$(0.01)	$1.60	$(0.03)

Diluted earnings (loss) per share / unit attributable to common stockholders / unitholders
Numerator
Allocation of net earnings (loss) attributable to Bumble Inc. shareholders / Buzz Holdings L.P. owners	$(6,895)	$(22,824)	$186,348	$(83,999)
Increase in net earnings (loss) attributable to common shareholders upon conversion of potentially dilutive Common Units	—	—	115,276	—
Less: net earnings (loss) attributable to participating securities	—	—	514	—
Net earnings (loss) attributable to common stockholders / unitholders	$(6,895)	$(22,824)	$301,110	$(83,999)
Denominator
Number of shares / units used in basic computation	121,234,122	2,453,784,599	118,860,555	2,454,008,676
Add: weighted-average effect of dilutive securities
Restricted Shares	—	—	—	—
RSUs	—	—	1,056,484	—
Options	—	—	7,425	—
Common Units to Convert to Class A Common Stock	—	—	72,672,843	—
Weighted average shares of Class A common stock / units outstanding used to calculate diluted earnings (loss) per share / unit	121,234,122	2,453,784,599	192,597,307	2,454,008,676
Diluted earnings (loss) per share / unit attributable to common stockholders / unitholders	$(0.06)	$(0.01)	$1.56	$(0.03)

Note 13 - Stock-based Compensation

Total stock-based compensation cost was as follows:

	Successor				Predecessor
(In thousands)	Three Months Ended September 30, 2021	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2021	Period from January 29, through September 30, 2020	Period from January 1, through January 28, 2020
Cost of revenue	$808	155	$3,019	$174	$—
Selling and marketing expense	2,545	721	10,186	805	75
General and administrative expense	11,287	5,341	49,155	9,093	3,997
Product development expense	9,123	2,725	37,142	3,046	84
Total stock-based compensation expense	$23,763	$8,942	$99,502	$13,118	$4,156

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

The Class B Units under the Founder Plan and US Plan and the Phantom Class B Units under the Non-US Plan comprise:

●
Time-Vesting Class B Units and Time-Vesting Phantom Class B Units (60% of the Class B Units and Phantom Class B Units granted) that generally vest over a five-year service period and for which expense is recognized under a graded expense attribution model; and
●
Exit-Vesting Class B Units and Exit-Vesting Phantom Class B Units (40% of the Class B Units and Phantom Class B Units granted). Vesting for these awards is based on a liquidity event in which affiliates of Blackstone receive cash proceeds in respect of its Class A units in the Company prior to the termination of the participant. Further, the portion of the Exit-Vesting Class B Units and Exit-Vesting Phantom Class B Units that vest is based on certain Multiple on Invested Capital (“MOIC”) and Internal Rate of Return (“IRR”) hurdles associated with a liquidity event. The MOIC and IRR hurdles impact the fair value of the awards. As the vesting of these units is contingent upon a specified liquidity event, no expense was required to be recorded prior to the occurrence of a liquidity event.

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

At the IPO date, we concluded that our public offering represents a qualifying liquidity event that would cause the Exit-Vesting awards’ performance conditions to be probable of occurring. As such, we have begun to recognize stock-based compensation expense in relation to the Exit-Vesting awards. During the three and nine months ended September 30, 2021, we recognized compensation cost related to the reclassified Exit-Vesting awards of $3.6 million and $22.7 million, respectively.

Time-Vesting and Exit-Vesting Class B Units Reclassified to Incentive Units in Bumble Holdings or Restricted Shares of Class A Common Stock in Bumble Inc.

The following table summarizes the information about Time-Vesting and Exit-Vesting Class B Units in Bumble Holdings that were reclassified to Incentive Units in Bumble Holdings or Restricted Shares of Class A Common Stock in the Company:

	Time-Vesting Class B Units		Exit-Vesting Class B Units
	Number of Awards	Weighted- Average Grant Date Fair Value	Number of Awards	Weighted- Average Grant Date Fair Value
Unvested as of December 31, 2020	91,910,366	$0.55	61,273,583	$0.43
Granted	—	—	—	—
Vested	(12,260,439)	0.38	—	—
Forfeited	(281,304)	0.36	(234,420)	0.25
Effect of Reorganization and IPO	(91,629,062)	0.55	(61,039,163)	0.43
Outstanding as of September 30, 2021	—	$—	—	$—

Time-Vesting and Exit-Vesting Phantom Class B Units Converted to RSUs

The following table summarizes the information about Time-Vesting and Exit-Vesting Class Phantom B Units that were converted to RSUs in the Company:

	Time-Vesting Phantom Class B Units	Exit-Vesting Phantom Class B Units
	Number of Awards	Number of Awards
Unvested as of December 31, 2020	39,456,172	26,304,120
Granted	—	—
Vested	(7,151,666)	—
Forfeited	(101,891)	(69,781)
Effect of Reorganization and IPO	(39,354,281)	(26,234,339)
Outstanding as of September 30, 2021	—	—

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

	Time-Vesting Incentive Units		Exit-Vesting Incentive Units
	Number of Awards	Weighted- Average Participation Threshold	Number of Awards	Weighted- Average Participation Threshold
Effect of Reorganization and IPO as of February 10, 2021	6,353,868	$12.36	4,235,912	$12.36
Granted	351,387	38.72	308,850	32.18
Vested	(1,180,865)	11.75	—	—
Forfeited	(263,745)	11.64	(219,894)	11.64
Unvested as of September 30, 2021	5,260,645	$14.30	4,324,868	$13.81

As of September 30, 2021, total unrecognized compensation cost related to the Time-Vesting Incentive Units is $24.6 million, which is expected to be recognized over a weighted-average period of 3.6 years. Total unrecognized compensation cost related to the Exit-Vesting Incentive Units is $18.9 million, which is expected to be recognized over a weighted average period of 3.2 years.

During the nine months ended September 30, 2021, the Company entered into an agreement with one of its employees, which resulted in the acceleration of stock-based compensation expense of $6.9 million which was recorded within general and administrative expense within the accompanying condensed consolidated statement of operations during the second quarter of 2021. The fair value of the Time-Vesting Incentive Units and Exit-Vesting Incentive Units were calculated using the Black-Scholes option pricing model and a Monte Carlo simulation approach in an option pricing framework, respectively.

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

	Time-Vesting Restricted Shares of Class A Common Stock	Exit-Vesting Restricted Shares of Class A Common Stock
	Number of Awards	Number of Awards
Effect of Reorganization and IPO as of February 10, 2021	248,593	163,154
Granted	—	—
Vested	(47,757)	—
Forfeited	(79,649)	(65,767)
Unvested as of September 30, 2021	121,187	97,387

As of September 30, 2021, total unrecognized compensation cost related to the Time-Vesting Restricted Shares is $0.7 million, which is expected to be recognized over a weighted-average period of 3.5 years. Total unrecognized compensation cost related to the Exit-Vesting Restricted Shares is $0.6 million, which is expected to be recognized over a weighted average period of 3.3 years. In conjunction with the IPO, as the fair value of the awards reclassified from Class B Units to Restricted Shares was identical upon reclassification, the $1.3 million of future share-based compensation relates to the aggregate grant date fair value of the Class B Units determined in prior periods. As such, the disclosure of the weighted-average grant date fair value of the Restricted Shares is not meaningful.

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

	Time-Vesting RSUs		Exit-Vesting RSUs
	Number of Awards	Weighted- Average Grant-Date Fair Value	Number of Awards	Weighted- Average Grant-Date Fair Value
Effect of Reorganization and IPO as of February 10, 2021	2,084,209	$43.00	1,389,018	$30.52
Granted	1,104,672	49.37	—	—
Vested	(407,865)	43.00	—	—
Forfeited	(214,151)	43.38	(140,961)	30.52
Unvested as of September 30, 2021	2,566,865	$45.71	1,248,057	$30.52

As of September 30, 2021, total unrecognized compensation cost related to the Time-Vesting RSUs is $76.0 million, which is expected to be recognized over a weighted-average period of 3.5 years. Total unrecognized compensation cost related to the Exit-Vesting RSUs is $27.6 million, which is expected to be recognized over a weighted average period of 3.3 years.

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

The following table summarizes the Company’s option activity as it relates to Time-Vesting stock options as of September 30, 2021:

	September 30, 2021
	Number of Options	Weighted- Average Exercise Price Per Share	Weighted- Average Grant Date Fair Value Per Share
Outstanding as of December 31, 2020	—	$—	$—
Granted	2,106,618	43.00	22.21
Vested	(60,174)	43.00	21.81
Forfeited	(177,069)	43.00	22.27
Outstanding as of September 30, 2021	1,869,375	$43.00	$22.22
Exercisable as of September 30, 2021	47,506	43.00	21.81

The following table summarizes the Company’s option activity as it relates to Exit-Vesting stock options as of September 30, 2021:

September 30, 2021
	Number of Options	Weighted- Average Exercise Price Per Share	Weighted- Average Grant Date Fair Value Per Share
Outstanding as of December 31, 2020	—	$—	$—
Granted	222,424	43.00	18.10
Exercised	—	—	—
Forfeited	—	—	—
Outstanding as of September 30, 2021	222,424	$43.00	$18.10
Exercisable as of September 30, 2021	—	—	—

12,668 of the Time-Vesting stock options were exercised during the three and nine months ended September 30, 2021. Total unrecognized compensation cost related to the Time-Vesting options is $27.6 million, which is expected to be recognized over a weighted-average period of 3.4 years. Total unrecognized compensation cost related to the Exit-Vesting options is $3.1 million, which is expected to be recognized over a weighted-average period of 2.3 years.

Options have a maximum contractual term of 10 years. The aggregate intrinsic value – assuming all options are expected to vest – and weighted average remaining contractual terms of Time-Vesting and Exit-Vesting options outstanding and options exercisable were as follows as of September 30, 2021.

Aggregate intrinsic value
Time-Vesting options outstanding	13,048,238
Time Vesting options exercisable	331,592
Exit-Vesting options outstanding	1,552,520
Exit-Vesting options exercisable	N/A
Weighted-average remaining contractual term (in years)
Time-Vesting options outstanding	9.3
Time Vesting options exercisable	9.3
Exit-Vesting options outstanding	9.3
Exit-Vesting options exercisable	N/A

All options outstanding were issued at the time of the IPO during 2021. No additional options have been issued to date.

Employee Stock Purchase Plan

In connection with the IPO, on February 10, 2021, Bumble Inc. adopted the 2021 Employee Stock Purchase Plan (the “ESPP”) for the issuance of up to a total of 4,500,000 shares of Class A common stock. The number of shares reserved for issuance under the ESPP will be increased automatically on January 1 of each fiscal year beginning in 2022 by a number of shares of our Class A common stock equal to the lesser of (i) the positive difference between 1% of the shares outstanding on the final day of the immediately preceding fiscal year and the ESPP share reserve on the final day of the immediately preceding fiscal year; and (B) a smaller number of shares as may be determined by the Board. The ESPP allows participants to purchase Class A common stock through contributions of up to 15% of their total compensation. The purchase price of the Class A common stock will be 85% of the lesser of the fair market value of our Class A common stock as determined on the applicable grant date or the applicable purchase period end date (provided that, in no event may the purchase price be less than the par value per share of our Class A common stock). No purchases have been made under the ESPP as of September 30, 2021.

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

Other

The Company uses Liftoff Mobile Inc. ("Liftoff"), a company in which Blackstone affiliated funds hold a controlling interest since March 2021, for marketing purposes. During the three and nine months ended September 30, 2021, the Company incurred costs related to these transactions of $1.0 million and $2.5 million, respectively, which are included within selling and marketing expense in the accompanying condensed consolidated statements of operations.

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

Revenue by major geographic region is based upon the location of the customers who receive the Company’s services. The information below summarizes revenue by geographic area, based on customer location (in thousands):

	Successor				Predecessor
	Three Months Ended September 30, 2021	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2021	Period from January 29, through September 30, 2020	Period from January 1, through January 28, 2020
North America	$117,824	$90,953	$320,992	$210,314	$21,014
Rest of the world	82,685	71,347	236,447	166,273	18,976
Total	$200,509	$162,300	$557,439	$376,587	$39,990

The United States is the only country with revenues of 10% or more of the Company’s total revenue during each of the periods presented.

The information below summarizes property and equipment, net by geographic area (in thousands):

	September 30, 2021	December 31, 2020
United Kingdom	$4,505	$5,202
Czech Republic	3,981	5,067
United States	3,150	4,542
Netherlands	1,460	1,210
Rest of the world	846	812
Total	$13,942	$16,833

United Kingdom, Czech Republic, United States and Netherlands are the only countries with property and equipment of 10% or more of the Company’s total property and equipment, net during each of the periods presented.

Note 16 - Commitments and Contingencies

The Company has entered into indemnification agreements with the Company’s officers and directors for certain events or occurrences. The Company maintains a directors and officers insurance policy to provide coverage in the event of a claim against an officer or director. Historically, the Company has not been obligated to make any payments for indemnification obligations, and no liabilities have been recorded for these obligations as of September 30, 2021 or December 31, 2020.

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

Litigation

On April 30, 2018, Match Group Inc (“Match”) filed a lawsuit in the Western district of Texas against Bumble Trading Inc. and Bumble Holding Limited for: (i) infringement of utility patents and a design patent, (ii) trademark infringement, (iii) trademark-related unfair competition (iv) trade dress infringement and (v) trade secret misappropriation. Bumble Trading Inc. and Bumble Holding Limited filed counterclaims against Match and IAC alleging (1) fraud, (2) Negligent Misrepresentation, (3) Unfair Competition, (4) Promissory Estoppel, and (5) Interference with Prospective Business Relations. Match subsequently added Badoo Limited, Badoo Trading Limited, Badoo Software Limited and Badoo Technologies Limited to the lawsuit. Match and Bumble Trading Inc. and Bumble Holding Limited reached an agreement to settle the lawsuit in June 2020 and the settlement has been fully paid as of September 30, 2021.

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

On November 13, 2018 a class action lawsuit was filed against Bumble Trading Inc. in the Northern District of California. There are two elements to the lawsuit: New York Dating Services Law and California Auto-Renewal Law. The parties held a mediation on April 2, 2020 ultimately resulting in the plaintiffs and Bumble accepting the mediator’s settlement proposal. The settlement received preliminary approval by the court on July 15, 2020 and final approval was granted on December 18, 2020. The settlement became fully effective as of January 18, 2021 and was fully paid during the three months ended March 31, 2021.

From time to time, the Company is subject to patent litigations asserted by non-practicing entities. As of September 30, 2021, three such matters were ongoing. The Company continues to assess its position and estimates the possible loss from two such matters to be in the range of $1 million to $4 million. The Company has recorded an accrual for loss contingencies in relation to these matters. The Company is still assessing its position with regards to the third such matter for which a range of potential loss cannot be estimated at this time.

As of September 30, 2021 and December 31, 2020, we determined that provisions of $9.0 million and $55.1 million, respectively, reflect our best estimate of any probable future obligation, including legal costs incurred to date and expected to be incurred up to completion, for the Company’s litigations. During the three and nine months ended September 30, 2021, the Company paid $7.0 million and $44.6 million, respectively, to settle litigation matters. Legal expenses are included within general and administrative expense in the accompanying condensed consolidated statements of operations.

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

Quarter ended September 30, 2021 Consolidated Results

For the three months ended September 30, 2021 and 2020, we generated:

•
Total Revenue of $200.5 million and $162.3 million, respectively;
•
Bumble App Revenue of $142.5 million and $102.6 million, respectively;
•
Badoo App and Other Revenue of $58.0 million and $59.7 million, respectively;
•
Net loss of $10.7 million and $22.8 million, respectively, representing net loss margins of (5.3)%, and (14.1)%, respectively; and
•
Adjusted EBITDA of $54.5 million and $53.7 million, respectively, representing Adjusted EBITDA margins of 27.2% and 33.1%, respectively.

Year-to-Date September 30, 2021 Consolidated Results

For the nine months ended September 30, 2021, the period from January 29, 2020 to September 30, 2020, and the period from January 1, 2020 to January 28, 2020 we generated:

•
Total Revenue of $557.4 million, $376.6 million and $40.0 million, respectively;
•
Bumble App Revenue of $382.4 million, $231.5 million and $23.3 million, respectively;
•
Badoo App and Other Revenue of $175.0 million, $145.1 million and $16.7 million, respectively;
•
Net earnings (loss) of $301.6 million, $(84.1) million and $(32.6) million, respectively, representing net earnings (loss) margins of 54.1%, (22.3)% and (81.4)%, respectively;
•
Adjusted EBITDA of $152.4 million, $98.9 million and $9.4 million respectively, representing Adjusted EBITDA margins of 27.3%, 26.3% and 23.4%, respectively;
•
Net cash provided by (used in) operating activities of $13.5 million, $1.0 million and $(3.3) million, respectively, and operating cash flow conversion of 4.5%, (1.2)% and 10.2%, respectively; and
•
Free cash flow of $4.1 million, $(4.7) million and $(4.4) million, respectively, representing free cash flow conversion of 2.7%, (4.8)% and (46.4)%, respectively.

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

(In thousands, except ARPPU)	Three Months Ended September 30, 2021	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2021	Nine Months Ended September 30, 2020
Key Operating Metrics
Bumble App Paying Users	1,532.6	1,282.1	1,452.8	1,099.9
Badoo App and Other Paying Users	1,333.4	1,457.7	1,412.7	1,342.9
Total Paying Users	2,866.0	2,739.8	2,865.5	2,442.8
Bumble App Average Revenue per Paying User	$30.99	$26.67	$29.25	$25.73
Badoo App and Other Average Revenue per Paying User	$13.75	$12.98	$13.10	$12.54
Total Average Revenue per Paying User	$22.97	$19.38	$21.29	$18.48

	Successor				Predecessor
(In thousands, except per share / unit data and percentages)	Three Months Ended September 30, 2021	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2021	Period from January 29, through September 30, 2020	Period from January 1, through January 28, 2020
Condensed Consolidated Statements of Operations Data:
Revenue	$200,509	$162,300	$557,439	$376,587	$39,990
Net earnings (loss)	(10,671)	(22,824)	301,624	(84,098)	(32,556)
Net earnings (loss) attributable to Bumble Inc. shareholders / Buzz Holdings L.P. owners	(6,885)	(22,789)	327,822	(83,999)	(34,473)
Net earnings (loss) per unit attributable to Bumble Inc. shareholders / Buzz Holdings L.P. owners
Basic earnings (loss) per share / unit	$(0.06)	$(0.01)	$1.60	$(0.03)
Diluted earnings (loss) per share / unit	$(0.06)	$(0.01)	$1.56	$(0.03)
Other Data:
Adjusted EBITDA	$54,484	$53,701	$152,447	$98,948	$9,371
Adjusted EBITDA margin	27.2%	33.1%	27.3%	26.3%	23.4%
Free cash flow			4,065	(4,738)	(4,351)
Free cash flow conversion			2.7%	(4.8)%	(46.4)%

(In thousands)			September 30, 2021	December 31, 2020
Condensed Consolidated Balance Sheets Data:
Total assets			$3,749,209	$3,637,268
Cash and cash equivalents			291,575	128,029
Long-term debt, net including current maturities			623,586	826,214

Profitability and Liquidity

We use net earnings (loss) and net cash provided by (used in) operating activities to assess our profitability and liquidity, respectively. In addition to net earnings (loss) and net cash provided by (used in) operating activities, we also use the following measures:

•
Adjusted EBITDA. We define Adjusted EBITDA as net earnings (loss) excluding income tax (benefit) provision, interest (income) expense, depreciation and amortization, stock-based compensation expense, employer costs related to stock-based compensation, foreign exchange (gain) loss, changes in fair value of contingent earn-out liability, interest rate swaps and external investments, transaction and other costs, litigation costs net of insurance reimbursements that arise outside of the ordinary course of business and tax receivable agreement liability remeasurement benefit. Adjusted EBITDA margin represents Adjusted EBITDA as a percentage of revenue.

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

See “—Non-GAAP Financial Measures” for additional information and a reconciliation of net earnings (loss) to Adjusted EBITDA and Adjusted EBITDA margin and net cash provided by (used in) operating activities to free cash flow.

Impact of COVID-19

In March 2020, the World Health Organization declared the outbreak of COVID-19 a global pandemic. COVID-19 has rapidly impacted market and economic conditions globally, resulting in the implementation of significant governmental measures, including lockdowns, closures, quarantines, and travel bans intended to control the spread of the virus. While some of these measures have been relaxed in certain parts of the world as increasing numbers of people have received COVID-19 vaccines, others have remained in place with some areas continuing to experience renewed outbreaks and surges in infection rates. The extent to which such measures are removed or new measures are put in place will depend upon how the pandemic evolves, as well as the distribution of available vaccines and the rates at which they are administered. Future prevention and mitigation measures, as well as the potential for some of these measures to be reinstituted in the event of repeat waves or the emergence of new variants of the virus, are likely to continue to have an adverse impact on global economic conditions and consumer confidence and spending in many parts of the world for some time, and could materially adversely affect demand, or users’ ability to pay, for our products and services, particularly in the geographic and demographic markets in which Badoo operates.

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

Secondary Offering

On September 15, 2021, we completed a secondary offering of 20.7 million shares of our Class A common stock on behalf of certain selling stockholders affiliated with Blackstone Inc. (the "Selling Stockholders") at a price to public of $54.00 per share. This transaction resulted in the issuance of 9.2 million Class A shares for the period ending September 30, 2021.

Bumble did not sell any shares of Class A common stock in the offering and did not receive any of the proceeds from the sale. Bumble Inc. paid the costs associated with the sale of shares by the Selling Stockholders, net of the underwriting discounts.

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

We have determined that it is more likely than not that we will be unable to realize certain tax benefits that were received in connection with the Reorganization Transactions and our IPO. As a result of this determination, we have not recorded the benefit of these deferred tax assets as of September 30, 2021. The Company is entitled to certain depreciation and amortization deductions as a result of its allocable share of existing tax basis acquired in the IPO and increases in its allocable share of existing basis and adjustments to the tax basis of the assets of Bumble Holdings as a result of sales or exchanges in connection with the IPO. There is significant existing tax basis in the assets of Bumble Holdings as a result of the Sponsor Acquisition. Based on current projections, we anticipate having sufficient taxable income to be able to realize these tax benefits and have recorded a liability of $381.2 million associated with the tax receivable agreement related to these benefits. The realizability of the deferred tax assets is evaluated based on all positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent results of operations. We will assess the realizability of the deferred tax assets at each reporting period, and a change in our estimate of our liability associated with the tax receivable agreement may result as additional information becomes available, including results of operations in future periods. During the three months ended September 30, 2021, our tax receivable agreement liability increased by $24.4 million principally due to the effects of the secondary offering of 20.7 million shares of Class A common stock by certain selling stockholders affiliated with Blackstone Inc.

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
•
Time-Vesting and Exit-Vesting Incentive Units in Bumble Holdings.

At the IPO date, we concluded that our public offering represents a qualifying liquidity event that would cause the Exit-Vesting awards’ performance conditions to be probable of occurring. As such, we started to recognize stock-based compensation expense in relation to the Exit-Vesting awards. During the three and nine months ended September 30, 2021, we recognized compensation cost related to the reclassified Exit-Vesting awards of $3.6 million and $22.7 million, respectively.

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

Other income (expense), net

Other income (expense), net consists of insurance reimbursement proceeds, impacts from foreign exchange transactions, tax receivable agreement liability remeasurement (benefit) expense and fair value changes in derivatives and external investments.

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

Results of Operations

The following table sets forth our unaudited condensed consolidated statement of operations information for the periods presented:

	Successor				Predecessor
(In thousands)	Three Months Ended September 30, 2021	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2021	Period from January 29, through September 30, 2020	Period from January 1, through January 28, 2020
Revenue	$200,509	$162,300	$557,439	$376,587	$39,990
Operating costs and expenses:
Cost of revenue	56,627	43,523	155,171	102,017	10,790
Selling and marketing expense	55,105	37,744	151,654	104,511	11,157
General and administrative expense	45,726	47,958	215,631	128,120	44,907
Product development expense	24,231	12,860	84,197	29,915	4,087
Depreciation and amortization expense	27,022	25,404	80,882	65,749	408
Total operating costs and expenses	208,711	167,489	687,535	430,312	71,349
Operating earnings (loss)	(8,202)	(5,189)	(130,096)	(53,725)	(31,359)
Interest income (expense)	(5,962)	(4,919)	(19,612)	(14,704)	50
Other income (expense), net	3,773	4,021	15,495	3,474	(882)
Income (loss) before income taxes	(10,391)	(6,087)	(134,213)	(64,955)	(32,191)
Income tax benefit (provision)	(280)	(16,737)	435,837	(19,143)	(365)
Net earnings (loss)	(10,671)	(22,824)	301,624	(84,098)	(32,556)
Net earnings (loss) attributable to noncontrolling interests	(3,786)	(35)	(26,198)	(99)	1,917
Net earnings (loss) attributable to Bumble Inc. shareholders / Buzz Holdings L.P. owners	$(6,885)	$(22,789)	$327,822	$(83,999)	$(34,473)

The following table sets forth our unaudited condensed consolidated statement of operations information as a percentage of revenue for the periods presented:

	Successor				Predecessor
	Three Months Ended September 30, 2021	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2021	Period from January 29, through September 30, 2020	Period from January 1, through January 28, 2020
Revenue	100.0%	100.0%	100.0%	100.0%	100.0%
Operating costs and expenses:
Cost of revenue	28.2%	26.8%	27.8%	27.1%	27.0%
Selling and marketing expense	27.5%	23.3%	27.2%	27.8%	27.9%
General and administrative expense	22.8%	29.5%	38.7%	34.0%	112.3%
Product development expense	12.1%	7.9%	15.1%	7.9%	10.2%
Depreciation and amortization expense	13.5%	15.7%	14.5%	17.5%	1.0%
Total operating costs and expenses	104.1%	103.2%	123.3%	114.3%	178.4%
Operating earnings (loss)	(4.1)%	(3.2)%	(23.3)%	(14.3)%	(78.4)%
Interest income (expense)	(3.0)%	(3.0)%	(3.5)%	(3.9)%	0.1%
Other income (expense), net	1.9%	2.5%	2.8%	0.9%	(2.2)%
Income (loss) before income taxes	(5.2)%	(3.8)%	(24.1)%	(17.2)%	(80.5)%
Income tax benefit (provision)	(0.1)%	(10.3)%	78.2%	(5.1)%	(0.9)%
Net earnings (loss)	(5.3)%	(14.1)%	54.1%	(22.3)%	(81.4)%
Net earnings (loss) attributable to noncontrolling interests	(1.9)%	(0.0)%	(4.7)%	(0.0)%	4.8%
Net earnings (loss) attributable to Bumble Inc. shareholders / Buzz Holdings L.P. owners	(3.4)%	(14.0)%	58.8%	(22.3)%	(86.2)%

The following table sets forth the stock-based compensation expense included in operating costs and expenses:

	Successor				Predecessor
(In thousands)	Three Months Ended September 30, 2021	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2021	Period from January 29, through September 30, 2020	Period from January 1, through January 28, 2020
Cost of revenue	$808	155	$3,019	$174	$—
Selling and marketing expense	2,545	721	10,186	805	75
General and administrative expense	11,287	5,341	49,155	9,093	3,997
Product development expense	9,123	2,725	37,142	3,046	84
Total stock-based compensation expense	$23,763	$8,942	$99,502	$13,118	$4,156

Comparison of the Three Months Ended September 30, 2021 and 2020 and the Nine Months ended September 30, 2021, the Period from January 29, 2020 to September 30, 2020 (Successor) and the Period from January 1, 2020 to January 28, 2020 (Predecessor)

Revenue

	Successor				Predecessor
(In thousands)	Three Months Ended September 30, 2021	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2021	Period from January 29, through September 30, 2020	Period from January 1, through January 28, 2020
Bumble App	$142,485	$102,570	$382,440	$231,455	$23,256
Badoo App and Other	58,024	59,730	174,999	145,132	16,734
Total Revenue	$200,509	$162,300	$557,439	$376,587	$39,990

Total Revenue for the three months ended September 30, 2021 increased by $38.2 million, or 23.5%, compared to the same period in 2020.

Bumble App Revenue for the three months ended September 30, 2021 increased by $39.9 million, or 38.9%, compared to the same period in 2020 driven by a 19.5% increase in Bumble App Paying Users to 1.5 million.

Badoo App and Other Revenue for the three months ended September 30, 2021, decreased by $1.7 million, or 2.9%, compared to the same period in 2020 driven by a 8.5% decrease in Badoo App and Other Paying Users to 1.3 million.

Total Revenue was $557.4 million for the nine months ended September 30, 2021, $376.6 million for the period from January 29, 2020 to September 30, 2020 and $40.0 million for the period from January 1, 2020 to January 28, 2020. Revenue in the period from January 29, 2020 to September 30, 2020 was impacted by a reduction in deferred revenue of $14.6 million recorded in purchase accounting.

Bumble App Revenue was $382.4 million for the nine months ended September 30, 2021, $231.5 million for the period from January 29, 2020 to September 30, 2020 and $23.3 million for the period from January 1, 2020 to January 28, 2020. This change was primarily driven by a 32.1% increase in the number of Bumble App Paying Users to 1.5 million.

Badoo App and Other Revenue was $175.0 million for the nine months ended September 30, 2021, $145.1 million for the period from January 29, 2020 to September 30, 2020 and $16.7 million for the period from January 1, 2020 to January 28, 2020. This change was primarily driven by a 5.2% increase in the number of Badoo and Other App Paying Users to 1.4 million. In addition, advertising and partnership revenue was $8.4 million for the nine months ended September 30, 2021, $9.2 million for the period from January 29, 2020 to September 30, 2020 and $1.2 million for the period from January 1, 2020 to January 28, 2020.

Cost of revenue

	Successor				Predecessor
(In thousands, except percentages)	Three Months Ended September 30, 2021	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2021	Period from January 29, through September 30, 2020	Period from January 1, through January 28, 2020
Cost of revenue	$56,627	$43,523	$155,171	$102,017	$10,790
Percentage of revenue	28.2%	26.8%	27.8%	27.1%	27.0%

Cost of revenue for the three months ended September 30, 2021 increased by $13.1 million, or 30.1%, compared to the same period in 2020 driven by the growth in in-app purchase fees due to increasing revenue.

Cost of revenue was $155.2 million for the nine months ended September 30, 2021, $102.0 million for the period from January 29, 2020 to September 30, 2020 and $10.8 million for the period from January 1, 2020 to January 28, 2020. This change was primarily driven by the growth in in-app purchase fees due to increasing revenue.

Selling and marketing expense

	Successor				Predecessor
(In thousands, except percentages)	Three Months Ended September 30, 2021	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2021	Period from January 29, through September 30, 2020	Period from January 1, through January 28, 2020
Selling and marketing expense	$55,105	$37,744	$151,654	$104,511	$11,157
Percentage of revenue	27.5%	23.3%	27.2%	27.8%	27.9%

Selling and marketing expense for the three months ended September 30, 2021 increased by $17.4 million, or 46.0%, compared to the same period in 2020 driven by higher digital and social media marketing costs, increased personnel costs due to higher headcount and stock-based compensation, which was $2.5 million for the three months ended September 30, 2021 compared to $0.7 million for the three months ended September 30, 2020.

Selling and marketing expense was $151.7 million for the nine months ended September 30, 2021, $104.5 million for the period from January 29, 2020 to September 30, 2020 and $11.2 million for the period from January 1, 2020 to January 28, 2020. This change was primarily due to an increase in digital and social media marketing costs, increased personnel costs due to higher headcount and stock-based compensation, which was $10.2 million in the nine months ended September 30, 2021, $0.8 million in the period from January 29, 2020 to September 30, 2020 and $0.1 million for the period from January 1, 2020 to January 28, 2020.
General and administrative expense

	Successor				Predecessor
(In thousands, except percentages)	Three Months Ended September 30, 2021	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2021	Period from January 29, through September 30, 2020	Period from January 1, through January 28, 2020
General and administrative expense	$45,726	$47,958	$215,631	$128,120	$44,907
Percentage of revenue	22.8%	29.5%	38.7%	34.0%	112.3%

General and administrative expense for the three months ended September 30, 2021 decreased by $2.2 million, or 4.7%, compared to the same period in 2020 as the change in the fair value of the contingent earn-out liability was $5.2 million in the three months ended September 30, 2021 compared to $19.1 million in the three months ended September 30, 2020, a decline of $13.9 million. Those savings were partly offset by a $6.0 million increase in stock-based compensation, increased personnel costs as a result of increased headcount and increased public company operating costs.

General and administrative expense was $215.6 million for the nine months ended September 30, 2021, $128.1 million for the period from January 29, 2020 to September 30, 2020 and $44.9 million for the period from January 1, 2020 to January 28, 2020. These were impacted by transaction costs of $18.2 million, $51.9 million and $40.3 million in the nine months ended September 30, 2021, the period from January 29, 2020 to September 30, 2020 and the period from January 1, 2020 to January 28, 2020, respectively. The increase was also driven by a $77.7 million change in the fair value of the contingent earn-out liability in the nine months ended September 30, 2021. In addition, general and administrative expense included stock-based compensation of $49.2 million, $9.1 million and $4.0 million (of which $3.8 million were in relation to the Sponsor Acquisition) in the nine months ended September 30, 2021, the period from January 29, 2020 to September 30, 2020 and the period from January 1, 2020 to January 28, 2020, respectively. The remainder of the increase is predominantly due to increased personnel costs due to higher headcount and increased public company operating costs.

Product development expense

	Successor				Predecessor
(In thousands, except percentages)	Three Months Ended September 30, 2021	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2021	Period from January 29, through September 30, 2020	Period from January 1, through January 28, 2020
Product development expense	$24,231	$12,860	$84,197	$29,915	$4,087
Percentage of revenue	12.1%	7.9%	15.1%	7.9%	10.2%

Product development expense in the three months ended September 30, 2021 increased by $11.4 million, or 88.4%, compared to the same period in 2020 driven by an $6.4 million increase in stock-based compensation and increased personnel costs.

Product development expense was $84.2 million for the nine months ended September 30, 2021, $29.9 million for the period from January 29, 2020 to September 30, 2020 and $4.1 million for the period from January 1, 2020 to January 28, 2020. The change was primarily due to increased personnel costs as a result of higher employee headcount in product development functions and stock-based compensation which were $37.1 million, $3.0 million and $0.1 million in the nine months ended September 30, 2021, the period from January 29, 2020 to September 30, 2020 and the period from January 1, 2020 to January 28, 2020, respectively.

Depreciation and amortization expense

	Successor				Predecessor
(In thousands, except percentages)	Three Months Ended September 30, 2021	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2021	Period from January 29, through September 30, 2020	Period from January 1, 2020 through January 28, 2020
Depreciation and amortization expense	$27,022	$25,404	$80,882	$65,749	$408
Percentage of revenue	13.5%	15.7%	14.5%	17.5%	1.0%

Depreciation and amortization expense for the three months ended September 30, 2021 increased by $1.6 million, or 6.4%, compared to the same period in 2020 driven by higher amortization of finite-lived intangible assets recognized in connection with the Sponsor Acquisition.

Depreciation and amortization expense was $80.9 million for the nine months ended September 30, 2021, $65.7 million for the period from January 29, 2020 to September 30, 2020 and $0.4 million for the period from January 1, 2020 to January 28, 2020. The increase is due to the amortization of finite-lived intangible assets recognized in connection with the Sponsor Acquisition.

Interest income (expense)

	Successor				Predecessor
(In thousands, except percentages)	Three Months Ended September 30, 2021	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2021	Period from January 29, through September 30, 2020	Period from January 1, 2020 through January 28, 2020
Interest income (expense)	$(5,962)	$(4,919)	$(19,612)	$(14,704)	$50
Percentage of revenue	(3.0)%	(3.0)%	(3.5)%	(3.9)%	0.1%

Interest expense for the three months ended September 30, 2021 increased by $1.0 million, or 21.2%, compared to the same period in 2020 as we raised an additional $275 million of debt in October 2020, of which $200 million was repaid in March 2021.

Interest income (expense) was $(19.6) million for the nine months ended September 30, 2021, $(14.7) million for the period from January 29, 2020 to September 30, 2020 and $0.1 million for the period from January 1, 2020 to January 28, 2020. The increase in interest expense was primarily due to raising $575 million of debt on January 29, 2020 and raising an additional $275 million of debt in October 2020, of which $200 million was repaid in March 2021.

Other income (expense), net

	Successor				Predecessor
(In thousands, except percentages)	Three Months Ended September 30, 2021	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2021	Period from January 29, through September 30, 2020	Period from January 1, through January 28, 2020
Other income (expense), net	$3,773	$4,021	$15,495	$3,474	$(882)
Percentage of revenue	1.9%	2.5%	2.8%	0.9%	(2.2)%

Other income (expense), net in the three months ended September 30, 2021 decreased by $0.2 million, or 6.2%, compared to the same period in 2020. The change was due to $6.0 million increase in net foreign exchange gains, $1.7 million increase in the liability associated with the tax receivable agreement and a net gain of $1.4 million primarily related to interest rate swaps, offset by a $9.3 million insurance reimbursement related to the putative class action lawsuit during the three months ended September 30, 2020.

Other income (expense), net was $15.5 million for the nine months ended September 30, 2021, $3.5 million for the period from January 29, 2020 to September 30, 2020 and $(0.9) million for the period from January 1, 2020 to January 28, 2020. The change was primarily due to $2.8 million of fair value gain on interest rate swaps during the nine months ended September 30, 2021, net foreign exchange gains (losses) of $10.7 million in the nine months ended September 30, 2021, $(4.9) million in the period from January 29, 2020 to September 30, 2020 and $(0.5) million in the period from January 1, 2020 to January 28, 2020 and insurance reimbursement of $9.3 million in the period from January 29, 2020 to September 30, 2020.

Income tax benefit (provision)

	Successor				Predecessor
(In thousands, except percentages)	Three Months Ended September 30, 2021	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2021	Period from January 29, through September 30, 2020	Period from January 1, through January 28, 2020
Income tax benefit (provision)	$(280)	$(16,737)	$435,837	$(19,143)	$(365)
Effective tax rate	2.7%	275.0%	(324.7)%	29.5%	1.1%

Income tax benefit (provision) in the three months ended September 30, 2021 increased by $16.5 million, compared to the same period in 2020 primarily due to the restructuring of our international operations that occurred on January 1, 2021. The restructuring resulted in a change in the geographical distribution of group profits. In addition to the restructuring, the tax provision for the three months ended September 30, 2021 reflects the impact of our assessment that we will not be able to record the benefit of certain current year deferred tax assets for which a valuation allowance is expected.

Income tax benefit (provision) was $435.8 million for the nine months ended September 30, 2021, $(19.1) million for the period from January 29, 2020 to September 30, 2020 and $(0.4) million for the period from January 1, 2020 to January 28, 2020. The tax benefit of $435.8 million recorded in the nine months ended September 30, 2021 includes a $441.5 million tax benefit related to the reversal of a net deferred tax liability due to a restructuring of our international operations and a $1.3 million tax provision associated with prior period items. In addition, the tax benefit for the nine months ended September 30, 2021 reflects the impact of our assessment that we will not be able to record the benefit of certain current year deferred tax assets for which a valuation allowance is expected.

Non-GAAP Financial Measures

We report our financial results in accordance with GAAP, however, management believes that certain non-GAAP financial measures provide users of our financial information with useful supplemental information that enables a better comparison of our performance across periods. We believe Adjusted EBITDA provides visibility to the underlying continuing operating performance by excluding the impact of certain expenses, including income tax (benefit) provision, interest (income) expense, depreciation and amortization, stock-based compensation expenses, employer costs related to stock-based compensation, foreign exchange (gain) loss, changes in fair value of contingent earn-out liability, interest rate swaps and external investments, transaction and other costs, litigation costs net of insurance reimbursements that arise outside of the ordinary course of business and tax receivable agreement liability remeasurement benefit, as management does not believe these expenses are representative of our core earnings. We also provide Adjusted EBITDA margin, which is calculated as Adjusted EBITDA divided by revenue. In addition to Adjusted EBITDA and Adjusted EBITDA margin, we believe free cash flow and free cash flow conversion provide useful information regarding how cash provided by (used in) operating activities compares to the capital expenditures required to maintain and grow our business, and our available liquidity, after funding such capital expenditures, to service our debt, fund strategic initiatives and strengthen our balance sheet, as well as our ability to convert our earnings to cash. Additionally, we believe such metrics are widely used by investors, securities analysis, ratings agencies and other parties in evaluating liquidity and debt-service capabilities. We calculate free cash flow and free cash flow conversion using methodologies that we believe can provide useful supplemental information to help investors better understand underlying trends in our business.

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
•
Adjusted EBITDA and Adjusted EBITDA margin exclude stock-based compensation expense and employer costs related to stock-based compensation, which has been, and will continue to be for the foreseeable future, an important part of how we attract and retain our employees and a significant recurring expense in our business;
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

To properly and prudently evaluate our business, we encourage you to review the financial statements included elsewhere in this report, and not rely on a single financial measure to evaluate our business. We also strongly urge you to review the reconciliation of net earnings (loss) to Adjusted EBITDA, the computation of Adjusted EBITDA margin as compared to net earnings (loss) margin which is net earnings (loss) as a percentage of revenue, the reconciliation of net cash provided by (used in) operating activities to free cash flow, and the computation of free cash flow conversion as compared to operating cash flow conversion, which is net cash provided by (used in) operating activities as a percentage of net earnings (loss) in each case set forth below.

Adjusted EBITDA and Adjusted EBITDA Margin

We define Adjusted EBITDA as net earnings (loss) excluding income tax (benefit) provision, interest (income) expense, depreciation and amortization, stock-based compensation expense, employer costs related to stock-based compensation, foreign exchange loss (gain), changes in fair value of contingent earn-out liability, interest rate swaps and external investments, transaction and other costs, litigation costs net of insurance reimbursements that arise outside of the ordinary course of business and tax receivable agreement liability remeasurement benefit. Adjusted EBITDA margin represents Adjusted EBITDA as a percentage of revenue. The following table reconciles net earnings (loss) and net earnings (loss) margin, the most comparable GAAP financial measures, to Adjusted EBITDA and Adjusted EBITDA margin for the periods presented:

	Successor				Predecessor
(In thousands, except percentages)	Three Months Ended September 30, 2021	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2021	Period from January 29, through September 30, 2020	Period from January 1, 2020 through January 28, 2020
Net earnings (loss)	$(10,671)	$(22,824)	$301,624	$(84,098)	$(32,556)
Add back:
Income tax (benefit) provision	280	16,737	(435,837)	19,143	365
Interest (income) expense	5,962	4,919	19,612	14,704	(50)
Depreciation and amortization	27,022	25,404	80,882	65,749	408
Stock-based compensation expense	23,763	8,942	99,502	13,118	336
Employer costs related to stock-based compensation (1)	2,438	—	2,438	—	—
Litigation costs, net of insurance reimbursements (2)	2,019	(8,365)	3,794	(7,365)	—
Foreign exchange (gain) loss (3)	(2,011)	3,964	(10,650)	4,921	523
Changes in fair value of interest rate swaps(4)	(46)	1,828	(2,789)	1,828	—
Transaction and other costs(5)	2,208	3,996	18,232	51,848	40,345
Changes in fair value of contingent earn-out liability	5,221	19,100	77,659	19,100	—
Changes in fair value of external investments	(14)	—	(333)	—	—
Tax receivable agreement liability remeasurement benefit (6)	(1,687)	—	(1,687)	—	—
Adjusted EBITDA	$54,484	$53,701	$152,447	$98,948	$9,371
Net earnings (loss) margin(7)	(5.3)%	(14.1)%	54.1%	(22.3)%	(81.4)%
Adjusted EBITDA margin	27.2%	33.1%	27.3%	26.3%	23.4%

(1)
Represents employer portion of Social Security and Medicare payroll taxes domestically, National Insurance contributions in the United Kingdom and comparable costs internationally related to the settlement of equity awards.
(2)
Represents certain litigation costs and insurance proceeds associated with pending litigations or settlements of litigation.
(3)
Represents foreign exchange (gain) loss due to foreign currency transactions.
(4)
Represents fair value loss (gain) on interest rate swaps.
(5)
Represents legal, accounting, advisory fees and certain other costs related to our offerings, including the Sponsor Acquisition, our IPO and the Reorganization, and the secondary offering.
(6)
Represents changes in tax receivable agreement liability due to tax rate changes and unrelated to exchanges of Common Units for Class A shares.

(7)
Net earnings margin for the nine months ended September 30, 2021 includes a $441.5 million tax benefit related to the reversal of a deferred tax liability due to a restructuring of the Company’s international operations.

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

	Successor		Predecessor
(In thousands, except percentages)	Nine Months Ended September 30, 2021	Period from January 29, through September 30, 2020	Period from January 1, 2020 through January 28, 2020
Net cash provided by (used in) operating activities	$13,453	$1,041	$(3,306)
Less:
Capital expenditures	(9,388)	(5,779)	(1,045)
Free cash flow	$4,065	$(4,738)	$(4,351)
Operating cash flow conversion	4.5%	(1.2)%	10.2%
Free cash flow conversion	2.7%	(4.8)%	(46.4)%

Liquidity and Capital Resources

Overview

The Company’s principal sources of liquidity are our cash and cash equivalents and cash generated from operations. Our primary uses of liquidity are operating expenses and capital expenditures. As of September 30, 2021, we had $291.6 million of cash and cash equivalents, an increase of $163.5 million from December 31, 2020.

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

Cash Flow Information

The following table summarizes our unaudited condensed consolidated cash flow information for the periods presented:

	Successor		Predecessor
(In thousands)	Nine Months Ended September 30, 2021	Period from January 29, through September 30, 2020	Period from January 1, 2020 through January 28, 2020
Net cash provided by (used in):
Operating activities	$13,453	$1,041	$(3,306)
Investing activities	(9,357)	(2,807,488)	(1,029)
Financing activities	159,728	2,932,558	—

Operating activities

Net cash provided by (used in) operating activities was $13.5 million for the nine months ended September 30, 2021, $1.0 million for the period from January 29, 2020 to September 30, 2020 and $(3.3) million for the period from January 1, 2020 to January 28, 2020. This includes adjustments to net earnings (loss) for the nine months ended September 30, 2021, for the period from January 29, 2020 to September 30, 2020 and for the period from January 1, 2020 to January 28, 2020 related to: deferred income tax of $(441.8) million, $22.0 million and $0.0 million respectively; change in fair value of deferred contingent consideration of $77.7 million, $19.1 million and nil respectively; stock-based compensation of $99.5 million, $13.1 million and $4.2 million respectively; and depreciation and amortization of $80.9 million, $65.7 million and $0.4 million respectively.

The changes in assets and liabilities for the nine months ended September 30, 2021, for the period from January 29, 2020 to September 30, 2020 and for the period from January 1, 2020 to January 28, 2020 consist primarily of: changes in legal liabilities of $(45.6) million; $(13.1) million and $(0.5) million, respectively; and changes in accounts receivables of $(5.0) million, $(9.2) million and $(17.6) million, respectively, driven by timing of cash receipts.

Investing activities

Net cash used in investing activities was $9.4 million in the nine months ended September 30, 2021, $2,807.5 million for the period from January 29, 2020 to September 30, 2020 and $1.0 million for the period from January 1, 2020 to January 28, 2020. The change was primarily due to acquisition of the business (net of cash acquired) of $2,801.3 million in the period from January 29, 2020 to September 30, 2020. The Company had capital expenditures of $9.4 million, $5.8 million and $1.0 million in the nine months ended September 30, 2021, the period from January 29, 2020 to September 30, 2020 and the period from January 1, 2020 to January 28, 2020, respectively.

Financing activities

Net cash provided by financing activities was $159.7 million in the nine months ended September 30, 2021, $2,932.6 million for the period from January 29, 2020 to September 30, 2020 and nil for the period from January 1, 2020 to January 28, 2020. In the nine months ended September 30, 2021, the Company received net proceeds of $2,361.2 million after deducting underwriting discounts and commissions, of which $1,991.6 million was used to redeem shares of Class A common stock and purchase Common Units from our Sponsor and $200 million was used to repay a portion of the outstanding indebtedness under our Incremental Term Loan Facility. In the period from January 29, 2020 to September 30, 2020, the Company received cash of $2,334.8 million in relation to limited partners’ interest, net proceeds from external debt of $558.7 million and proceeds from the repayment of loans to related companies of $41.9 million.

Indebtedness

Senior Secured Credit Facilities

In connection with the Sponsor Acquisition, in January 2020, we entered into the Initial Term Loan Facility in an original aggregate principal amount of $575.0 million and the Revolving Credit Facility in an aggregate principal amount of up to $50.0 million. In October 2020, we entered into the Incremental Term Loan Facility in an original aggregate principal amount of $275.0 million. The Incremental Term Loan Facility provides for additional senior secured term loans with substantially identical terms as the Initial Term Loan Facility (other than the applicable margin and 0.5% floor). The borrower under the Senior Secured Credit Facilities is a wholly owned subsidiary of Bumble Inc., Buzz Finco L.L.C. (the “Borrower”). The Senior Secured Credit Facilities contain affirmative and negative covenants and customary events of default.

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

Contractual Obligations and Contingencies

The following table summarizes our contractual obligations as of September 30, 2021:

	Payments due by period
(In thousands)	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
Long-term debt	$5,750	$11,500	$11,500	$611,250	$640,000
Operating leases	4,377	6,026	2,004	—	12,407
Other	3,183	5,870	—	—	9,053
Total	$13,310	$23,396	$13,504	$611,250	$661,460

The payments that we may be required to make under the tax receivable agreement to the pre-IPO owners may be significant and are not reflected in the contractual obligations table set forth above as they are dependent upon future taxable income. Assuming no material changes in the relevant tax law, and that we earn sufficient taxable income to realize all tax benefits that are subject to the tax receivable agreement, we expect future payments under the tax receivable agreement related to the Offering Transactions to aggregate to $647.7 million of which we have recorded a liability of $381.2 million. We expect such payments over the next 15 years to range from approximately $17.5 million to $59.3 million per year and decline thereafter. In determining these estimated future payments, we have given retrospective effect to certain exchanges of Common Units for Class A shares that occurred after the IPO but were contemplated to have occurred pursuant to the Blocker Restructuring. The foregoing numbers are merely estimates, and the actual payments could differ materially. See “― Tax Receivable Agreement.”

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

Related Party Transactions
For discussions of related party transactions, see Note 14, Related Party Transactions, to the condensed consolidated financial statements included in "Item 1 - Financial Statements (Unaudited)".

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Foreign Currency Exchange Risk

We conduct business in certain foreign markets, primarily in the United Kingdom and the European Union. For the three months ended September 30, 2021 and 2020, international revenue accounted for 41.2% and 44.0% of combined revenue, respectively. International revenue accounted for 42.4%, 44.2% and 47.5%, of combined revenue for the nine months ended September 30, 2021, the period from January 29, 2020 to September 30, 2020, and the period from January 1, 2020 to January 29, 2020, respectively. Our primary exposure to foreign currency exchange risk is the underlying user’s functional currency other than the U.S. Dollar, primarily the British Pound and Euro. As foreign currency exchange rates change, translation of the statements of operations of our international businesses into U.S. dollars affects year-over-year comparability of operating results. The average Euro versus the U.S. Dollar exchange rate was 1.0% and 6.6% higher in the three and nine months ended September 30, 2021 compared to the three and nine months ended September 30, 2020.

Historically, we have not hedged any foreign currency exposures. Our continued international expansion increases our exposure to exchange rate fluctuations and as a result such fluctuations could have a significant impact on our future results of operations.

Interest Rate Risk

At September 30, 2021, we had debt outstanding with a carrying value of $623.6 million. With consideration of the financial impact of our interest rate swaps, a hypothetical interest rate increase of 1% would have increased interest expense for the three and nine months ended September 30, 2021 by $0.7 million and $2.3 million, respectively based upon the outstanding debt balances and interest rates in effect during those periods. See Note 10, Debt, within the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report. Borrowings under our Senior Secured Credit Facilities bear interest at a variable market rate. In order to reduce the financial impact of increases in interest rates, the Company entered into two interest rate swaps for a total notional amount of $350 million on June 22, 2020. The effective date for the interest rate swaps is June 30, 2020 and final maturity date is June 30, 2024. The financial impact of the interest rate swaps is to fix the variable interest rate element on $350 million of the long-term debt at a rate of 0.4008%.

In July 2017, the UK’s Financial Conduct Authority, which regulates LIBOR, announced that it intends to phase out USD LIBOR for new loans by the end of 2021 and will stop publishing USD LIBOR after June 30, 2023. The expected discontinuation, reform or replacement of LIBOR may result in fluctuating interest rates, or higher interest rates, which could have a material adverse effect on our interest expense.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as of September 30, 2021.

Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2021 due to the material weakness in our internal control over financial reporting described below. In light of this fact, our management has performed additional analyses, reconciliations, and other post-closing procedures and has concluded that, notwithstanding the material weakness in our internal control over financial reporting, the condensed consolidated financial statements for the periods covered by and included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with GAAP.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Use of Proceeds

On February 16, 2021, we completed our IPO in which we issued and sold 57.5 million shares of Class A common stock (including shares issued pursuant to the exercise in full of the underwriters’ option to purchase additional shares). The shares sold in the IPO were registered under the Securities Act pursuant to our Registration Statement on Form S-1 (File No. 333-252124) which was declared effective by the U.S. Securities and Exchange Commission on February 10, 2021. Our shares of Class A common stock were sold at an initial offering price of $43.00 per share, which generated net proceeds of approximately $2,361.2 million after deducting underwriting discounts and commissions of $111.3 million. We incurred offering expenses of approximately $18.3 million. We used the proceeds (net of underwriting discounts) from the issuance of 48.5 million shares ($1,991.6 million) in the IPO (including shares issued pursuant to the exercise in full of the underwriters’ option to purchase additional shares) to purchase or redeem an equivalent aggregate number of shares of Class A common stock and Common Units from certain entities affiliated with Blackstone Inc. We used the proceeds (net of underwriting discounts) from the issuance of 9.0 million shares ($369.6 million) in the IPO to purchase an equivalent number of newly issued Common Units from Bumble Holdings, which Bumble Holdings in turn used to repay outstanding indebtedness under our Incremental Term Loan Facility totaling $200.0 million in aggregate principal amount and to bear all of the expenses of the IPO. The remaining proceeds have been used by Bumble Holdings for general corporate purposes, including working capital, operating expenses and capital expenditures. No proceeds currently remain from the IPO.

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

Item 5. Other Information.

Stockholder Proposals for 2022 Annual Meeting

We expect to hold our 2022 annual meeting of stockholders (the “2022 Annual Meeting”), which will be our first annual meeting as a public company, in early June 2022. A holder of the Company’s Class A common stock (the “Class A Common Stock”) who wishes to present a proposal for inclusion in the Company’s proxy statement for the 2022 Annual Meeting pursuant to Rule 14a-8 under the Securities Exchange Act of 1934 (“Rule 14a-8”) must deliver the proposal to the Company’s principal executive offices no later than the close of business on December 31, 2021. The Company has determined December 31, 2021 to be a reasonable time before the Company begins to print and mail its proxy materials. Submissions should be addressed to Corporate Secretary, Bumble Inc., 1105 West 41st Street, Austin, Texas 78756, and should comply with the requirements of Rule 14a-8. Because the Class A Common Stock was first issued and began trading on the NASDAQ Global Select Market on February 11, 2021, we believe that a stockholder will not be able to satisfy all the requirements for submission of a proposal pursuant to Rule 14a-8.

In accordance with the Company’s Amended and Restated Bylaws, a holder of Class A Common Stock who desires to present a proposal for consideration at the 2022 Annual Meeting, but not for inclusion in the Company’s proxy statement, must deliver the proposal to the Secretary of the Company at the Company’s principal executive offices no earlier than February 1, 2022 and no later than March 3, 2022. The submission should contain the information specified in the Company’s Amended and Restated Bylaws. Proposals should be addressed to Corporate Secretary, Bumble Inc., 1105 West 41st Street, Austin, Texas 78756.

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

BUMBLE INC.

Date: November 12, 2021	By:	/s/ Whitney Wolfe Herd
Whitney Wolfe Herd
Chief Executive Officer

Date: November 12, 2021	By:	/s/ Anuradha B. Subramanian
Anuradha B. Subramanian
Chief Financial Officer