Form 10-K
period 2021-12-31
Bumble Inc.
filed 2022-03-16
CIK 1830043

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐

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

As of June 30, 2021, which was the last business day of the registrant’s most recently completed second fiscal quarter, the market value of the shares of the registrant’s Class A common stock held by non-affiliates of the registrant was approximately $4,371,204,000 based upon the closing price of $57.60 per share as reported by The Nasdaq Stock Market LLC on that date.

As of February 28, 2022, Bumble Inc. had 129,465,666 shares of Class A common stock, par value $0.01 per share, outstanding and 20 shares of Class B common stock, par value $0.01 per share, outstanding.

Auditor Firm Id:	42	Auditor Name:	Ernst & Young LLP	Auditor Location:	New York, NY, USA
Auditor Firm Id:	1438	Auditor Name:	Ernst & Young LLP	Auditor Location:	London, UK

A

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
•
a “Badoo App and Other Paying User” is a user that has purchased or renewed a subscription plan and/or made an in-app purchase on Badoo app in a given month (or made a purchase on one of our other apps that we owned and operated in a given month, or purchase on other third-party apps that used our technology in the relevant period). We calculate Badoo App and Other Paying Users as a monthly average, by counting the number of Badoo App and Other Paying Users in each month and then dividing by the number of months in the relevant measurement period.

•
“Badoo App and Other Revenue” is revenue derived from purchases or renewals of a Badoo app subscription plan and/or in-app purchases on Badoo app in the relevant period, purchases on one of our other apps that we owned and operated in the relevant period, purchases on other third party apps that used our technology in the relevant period and advertising, partnerships or affiliates revenue in the relevant period.
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
•
a “Bumble App Paying User” is a user that has purchased or renewed a Bumble app subscription plan and/or made an in-app purchase on Bumble app in a given month. We calculate Bumble App Paying Users as a monthly average, by counting the number of Bumble App Paying Users in each month and then dividing by the number of months in the relevant measurement period.
•
•
“Bumble App Revenue” is revenue derived from purchases or renewals of a Bumble app subscription plan and/or in-app purchases on Bumble app in the relevant period.
•
“Bumble BFF” or “Bumble for Friends” is a mode within Bumble app that enables users to form platonic connections.
•
“Bumble Bizz” is a mode within Bumble app that enables users to form professional connections.
•
“Bumble Date” is a mode within Bumble app that enables users to form romantic connections.
•
“Bumble Holdings” refers to Buzz Holdings L.P., a Delaware limited partnership.
•
“Blackstone” or “our Sponsor” refer to investment funds associated with Blackstone Inc.
•
“Co-Investor” or “Accel” refer to an affiliate of Accel Partners LP.
•
“Class B Units” refers to the interests in Bumble Holdings called “Class B Units”, including the Class B units held by Buzz Management Aggregator L.P., that were outstanding prior to the Reclassification.
•
“Common Units” refers to the new class of units of Bumble Holdings created by the Reclassification and does not include Incentive Units.
•
“Continuing Incentive Unitholders” refers to certain pre-IPO holders of Class B Units who hold Incentive Units following the consummation of the Reorganization Transactions and the Offering Transactions.
•
“Founder” refers to Whitney Wolfe Herd, the founder of Bumble app, our Chief Executive Officer and member of our board of directors, together with entities beneficially owned by her.
•
“Fruitz” refers to Flashgap SAS, which operates the Fruitz app.
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
•
“IPO” refers to the initial public offering of Class A common stock, which was completed on February 16, 2021.

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
•
“Reorganization Transactions” refer to certain transactions that occurred prior to the completion of the IPO which were accounted for as a reorganization of entities under common control, as further described in “Item 7―Management’s Discussion and Analysis of Financial Condition and Results of Operations―Factors Affecting the Comparability of Our Results of Operations―Reorganization Transactions”.
•
“Sponsor Acquisition” refers to the acquisition on January 29, 2020 by our Sponsor of a majority stake in Worldwide Vision Limited and certain transactions related thereto, as described in “Item 7―Management’s Discussion and Analysis of Financial Condition and Results of Operations―Factors Affecting the Comparability of Our Results of Operations―The Sponsor Acquisition.”
•
“Successor Period” is the period from January 29, 2020 to December 31, 2021.
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
•
Access to our products depends on mobile app stores and other third parties such as data center service providers, as well as third-party cloud-based, hosted web service providers, payment aggregators, computer systems, internet transit providers and other communications systems and service providers. If third parties such as the Apple App Store or Google Play Store adopt and enforce policies that limit, prohibit or eliminate our ability to distribute or update our applications through their stores, or increase the costs to do so, it could materially adversely affect our business, financial condition and results of operations.
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
•
Our operations may be adversely affected by ongoing developments in Russia, Ukraine and surrounding countries, including due to the impact of our decision to discontinue our operations in Russia and remove our apps from the Apple App Store and Google Play Store in Russia and Belarus.
•
Security breaches, improper access to or disclosure of our data or user data, other hacking and phishing attacks on our systems, or other cyber incidents could compromise the confidentiality and/or availability of sensitive information related to our business and/or personal data processed by us or on our behalf and expose us to liability, which could harm our reputation and materially adversely affect our business.
•
If the security of personal and confidential or sensitive user information that we maintain and store is breached, or otherwise accessed by unauthorized persons, it may be costly to remediate such breach and our reputation could be harmed.
•
We are subject to a number of risks related to payment card transactions, including data security breaches and fraud that we or third parties experience or additional regulation, any of which could materially adversely affect our business, financial condition and results of operations.
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
•
We must comply with rapidly-evolving privacy and data protection laws across jurisdictions, and the failure to do so could result in claims, changes to our business practices, monetary penalties, increased cost of operations, or declines in user growth or engagement, or otherwise harm our business.
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

Market and Industry Data

This Annual Report includes market and industry data and forecasts that we have derived from independent consultant reports; publicly available information; various industry publications; other published industry sources; and our internal data and estimates. In addition, this Annual Report includes market and industry data derived from data.ai (formerly App Annie), Sensor Tower, and the following study published by Proceedings of the National Academy of Sciences (“PNAS”): Michael J. Rosenfeld, Reuben J. Thomas, and Sonia Hausen. 2019. “Disintermediating your Friends: How online dating in the United States displaces other ways of meeting.”

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

Trademarks, Service Marks and Copyrights

We own or have rights to trademarks, service marks or trade names that we use in connection with the operation of our businesses, including, but not limited to, Bumble, Badoo and Fruitz. In addition, our names, logos, website domain names and addresses are our service marks or trademarks. Other trademarks, service marks, trade names and copyrighted materials appearing in this Annual Report are the property of their respective owners. We do not intend our use or display of other companies’ trademarks, service marks, trade names, or copyrighted materials to imply a relationship with, endorsement or sponsorship of us by, any other companies.

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

PART I

Item 1. Business

Who We Are

Bumble app was founded because we noticed two different, yet related issues in our society: antiquated gender norms, and a lack of kindness and accountability on the internet. We observed that women were often treated unequally in society, especially in romantic relationships. At the same time, social networks created possibilities for connections, but they were focused on connections with people you already know and lacked guardrails to encourage better behavior online.

We created Bumble app to change this. The Bumble brand was built with women at the center—where women make the first move. Our platform is designed to be safe and empowering for women, and, in turn, provides a better environment for everyone. We are leveraging innovative technology solutions to create a more inclusive, safe and accountable way to connect online for all users regardless of gender.

Bumble’s mission is to create a world where all relationships are healthy and equitable. Our platform enables people to connect and build healthy and equitable relationships on their own terms. We believe there is a significant opportunity to extend our platform beyond online dating into healthy relationships across all areas of life: love, friendships, careers and beyond. By empowering women across all of their relationships, we believe that we have the potential to become a preeminent global women’s brand.

In 2021, we operated two apps, Bumble app and Badoo app, where over 40 million users come on a monthly basis to discover new people and connect with each other in a safe, secure and empowering environment. Bumble app and Badoo app monetize via a freemium model, where the use of the service is free and a subset of the users pay for subscriptions or in-app purchases to access premium features. We are a leader in the online dating space, which has become increasingly popular over the last decade and is now the most common way for new couples to meet in the United States according to a study published by PNAS.

The Bumble and Badoo apps ranked among the top five grossing iOS lifestyle apps in 76 and 110 countries, respectively, as of December 31, 2021.

•
Bumble app, launched in 2014, is one of the first dating apps built with women at the center. On Bumble app, women make the first move. Bumble app is a leader in the online dating sector across several countries, including the United States, United Kingdom, Australia and Canada. We had approximately 1.5 million Bumble App Paying Users during the year ended December 31, 2021.
•
Badoo app, launched in 2006, was one of the pioneers of web and mobile free-to-use dating products. Badoo app’s focus is to make finding meaningful connections easy, fun and accessible for a mainstream global audience. Badoo app continues to be a market leader in Europe and Latin America and is diversified across geographies as a top three grossing iOS lifestyle app in 74 countries as of December 31, 2021. We had approximately 1.4 million Badoo App and Other Paying Users during the year ended December 31, 2021.

In January 2022, we acquired Fruitz, a fast-growing dating app with a Gen Z focus, which is a growing segment of online dating consumers. Fruitz encourages open and honest communication of dating intentions through four fruit metaphors - cherries, grapes, watermelons and peaches. Similar to the Bumble and Badoo apps, it is a freemium app. Users are able to unlock additional features such as unlimited likes, profile boosts, and filtering by fruit (where users can choose to see only certain fruit), via the Fruitz Premium and Fruitz Golden subscriptions.

Bumble is more than our apps—we are powering a movement. Our mission-first strategy ensures that values guide our business decisions and our business performance enables us to drive impact. Our strategy is anchored by our powerful brand, product leadership, operational excellence and impact initiatives. Examples of how our mission drives our business include:

•
We enhance our brand through impact initiatives beyond our apps, including advocating for legislative solutions to criminalize intimate image abuse, including unsolicited lewd photos.
•
We enhance our brand through marketing campaigns centered around elevating women, including the “Be the CEO Your Parents Wanted You to Marry” and “Believe Women” campaigns.

We believe that the best way to compete in a world where people have multiple ways to connect is through product innovation. We uniquely design our products to facilitate engagement prioritizing safety and accountability across the user experience. We continuously collect user feedback, which informs our product development roadmap. The more we know about our community’s interests, the better we can innovate products that maximize their chances of making connections most likely to turn into the relationships they are looking for. Our apps share a common infrastructure, which allows insights to be shared between apps. Our shared infrastructure is also critical to providing our users with personalized and superior experiences. Our team has a strong track record of product leadership in online dating. We were among the first major dating apps to introduce automated photo verification as a safety feature and launch in-app video chat. In addition, the insights we have gained from our community have encouraged us to extend Bumble app into many more areas of life, such as platonic friendships and business networking, and we have built our platform with the flexibility to pursue these opportunities.

On February 16, 2021, we completed our IPO of 57.5 million shares of our Class A common stock, par value $0.01 per share (“Class A Common Stock”).

Our Technology Has Transformed Online Dating

Technology is at the core of what differentiates our platform. We have a global team of software engineers and product managers who drive the development of our platform. We release live updates rapidly, often once a week to our mobile app and twice a day to our server backend, allowing us to run dozens of tests simultaneously across the entire audience. The rapid nature of our testing framework allows us to optimize the user experience. Our technology and product teams work hand in hand from ideation to product launch, and this has allowed us to be at the forefront of releasing features geared towards improving the safety of our community.

Our technology platform is fueled by:

•
Shared infrastructure: Our apps share a common infrastructure, which allows insights to be shared between apps. This allows us to quickly test new features and migrate from one app to the other. For instance, we built the video chat feature on Badoo app over a span of six months, but it took only two months to migrate that feature to Bumble app. This provides us with flexibility to share features where appropriate and improves execution at scale by driving faster improvements in our apps, while simultaneously driving operating efficiencies by reducing the cost of launching new features. Given our shared infrastructure, we can also innovate and scale efficiently as we enter new geographies and new categories outside online dating. Moreover, in seeking to acquire companies, we look for opportunities to leverage our shared infrastructure (for example, our content moderation capabilities) to accelerate their product roadmap.
•
Our data and machine learning capabilities: We are continually analyzing data from user interactions on our platform, allowing us to constantly optimize the user experience. We have machine and deep learning capabilities that we leverage to personalize the potential matches we display and to inform our product pipeline. We are able to also target users who are likely to purchase a subscription package or in-app feature and tailor the experience for them. Our machine and deep learning capabilities plays a key role in identity fraud prevention as well as blocking inappropriate behavior and content from polluting our platform.
•
Our data protection and privacy standards: We are both committed and mandated to adhere to strict privacy standards.

Bumble App

Profile, Matching and Chatting

Setting up a profile on Bumble app is easy. First, users input their name, age, gender identity, sexual orientation / who they are looking for, and a photo. In addition, we offer multiple ways for users to add customization and detail to their profiles. Users can also add Badges to their profiles, which allows a user to prominently display certain values or characteristics, ranging from religion, to preference around having children, to zodiac sign. We also enable enhanced personalization of your profile, through integration with Spotify and Instagram. The profile set up includes features geared towards our users’ safety—for example, by encouraging additional photographs, verifying their profile, and utilizing offering filters to search for other verified users to protect themselves from “catfishing” or profiles with false identities. We require all users to review our community guidelines which include items such as respecting all users regardless of their identity and only uploading your own photos.

We use a matching algorithm combined with the preferences provided by users to recommend potential connections. Users can opt to use one of our filters to be more specific in the types of matches they see. A user can swipe right to vote “yes” to a potential match, or left to go to the next profile, or react with an emoji to a part of someone’s profile. When both users vote yes, a connection is made. After an initial match is formed, users on Bumble app must initiate a chat within 24 hours or the connection disappears. As our motto implies, women make the first move by initiating a chat in a heterosexual connection. Free users can extend one match per day by adding another 24 hours to the countdown. We offer our users multiple mediums to engage with their matches, including through voice chat, video chatting, voice recordings, or GIFs—animated images. These features not only enrich the conversation but also improve safety by allowing added layers of verification and interactions prior to meeting in person. Users can also opt to play our Question Game which asks both users in a match the same question.

Safety

The safety and security of our users is a key priority. In addition to prioritizing verification of users and offering communication like voice and video chat tools to allow interactions before or in lieu of in-person meeting without exchanging sensitive personal information, we have also engineered other safety features such as Private Detector, which uses machine learning to identify and flag potentially unwanted lewd images. Our Safety Center is an in-app section with advice around safety and security, standards of behavior, how to report unwanted behavior, and other information about how Bumble app maintains safety. We also prioritize mental health by offering options such as Snooze, which temporarily hides a user’s profile to potential matches allowing users to take a break from the platform, without losing their match history or profile details.

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
•
Incognito Mode: Users can swipe privately by initially hiding their profile from other users and then only appearing for those whom they have swiped right on.

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

Bumble BFF and Bumble Bizz

In addition to dating, we also provide products that enable social connection, offering users the opportunity to develop platonic connections through Bumble BFF for friendships and through Bumble Bizz for professional networking and mentorship. Bumble BFF and Bumble Bizz have a format similar to Bumble Date, requiring users to set up profiles and matching users through “yes” and “no” votes, similar to the dating platform.

Badoo App

Profile, Matching and Chatting

Badoo app’s profile customizations include the ability to add photos, work or education background, and other personal information such as height and religion. We also allow profile videos on Badoo app. In addition, users can use the "Moods" feature to share what's on their minds. This can either be based around their current emotions or what kind of date they want to pursue. Another unique feature of Badoo app is the My Interests feature, which allows users to highlight certain topics by entering words or multiple words that are then displayed on the users’ profiles.

Badoo app has a similar matching algorithm to Bumble app and the same vote “yes” or “no” methodology by swiping right and left, respectively. However, Badoo app also has a “People Nearby” feature which allows users to see all potential connections nearby. Unlike on Bumble app, where messaging is restricted until both users vote yes, Badoo app allows users the option to directly message anyone who is of interest without having to mutually vote yes. Badoo app also has a Bumped Into feature, which connects people who are frequently in nearby vicinity. Badoo app's messaging capabilities include GIFs, gift giving, photos, audio, voice calls, and video calls.

Safety

On Badoo app we continually invest in the safety and security of our users. Similar to Bumble app, Badoo app prioritizes verification of users and offering communication like voice and video chat tools to allow interactions before or in lieu of in-person meeting without exchanging sensitive personal information. We have also engineered other safety features such as Rude Message Detector, which uses machine learning to detect any text that could be perceived as rude, abusive, homophobic or discriminatory and gives the user the control to dismiss the message if they are not comfortable with the language used.

Premium Features

Our premium subscription offerings on Badoo app are Badoo Premium and Badoo Premium Plus. Badoo Premium allows additional features such as:

•
Liked You: Allows users to find out who has already liked them.
•
Invisible Mode: Allows users to browse the app without being shown to other users.
•
Undo Vote: Undoes a “no” vote on a potential match.

The Badoo Premium Plus subscription includes weekly or daily allowances of features such as:

•
Chat with anyone: Users can unlock additional chats each week.
•
Extra Shows: Users are seen by more people with an Extra Show each week.
•
Crush: Users can inform potential matches that they are confidently interested in them.

These subscription plans also offer flexible packages, similar to on Bumble app. Badoo app also offers Badoo Credits, which can be purchased in bundles and used to acquire in-app features such as one-off popularity boosts.

How We Grow Our Community

We are investing in growing our community by building our apps as distinct brands with complementary but unique user value propositions. For Bumble app, we educate audiences on how women making the first move creates healthier relationships across love, friendship, and business. Badoo app is about helping people overcome the self-doubt they might feel, to open themselves up to others, embrace the journey of meeting people to figure out what they want.

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

The efficiency of this strategy has resulted in a profitable and capital efficient model. Key elements of growing our community include:

•
Brand Marketing: We often put users at the center of our campaigns to showcase the connections they made on our platform. From time to time we have partnered with influential and globally visible brands and leaders.
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

•
Global Expansion: We are focused on expanding into new markets through creating local communities around the world. We are often able to leverage deep data insights on Badoo app to understand a new market before we enter with Bumble app, and we are able to understand which neighborhoods have an existing Badoo app community that mirrors what the Bumble app community typically looks like.

Our Impact

Since the founding of Bumble app, we have established, engaged in, and supported a wide range of social impact efforts to further our mission, primarily focused on women’s empowerment, healthy relationship education, and the reduction in toxicity on our platform and society at large. These include:

•
Engaging Experts to Make our Platform Safe: We leverage both internal and external experts to continuously improve upon our policies and community guidelines. For example, we are a member of the Technology Coalition, an industry body that shares best practices to combat child sexual exploitation online.
•
In-App Integration of Bumble Initiatives: The Moves Making Impact product feature within Bumble app allows users to select a cause that matters to them. Then, each time that user sends a first message, Bumble donates to a woman in the Vital Voices Global Partnership network aligned with that cause. Through this partnership, Bumble has donated to causes ranging from supporting transgender people in India to women in the U.S. workplace.
•
Policy Advocacy and Legislation Efforts: We are continuing our focus on efforts to combat the sending of unsolicited lewd photos. In 2019, we helped pass one of the first state-level laws to address the act of sending unsolicited lewd photos in Texas and we are supporting similar legislation in New York, California, Wisconsin, and Virginia. In 2021, we launched a campaign in the UK to support the enactment of a law that makes the unsolicited sending of nude images illegal. Our campaign garnered widespread attention from the media and government, which announced that it is considering how to best legislate a new criminal offense to address cyberflashing.
•
Healthy Relationships: Bumble is the presenting sponsor of “Love is Respect,” a program of the National Domestic Violence Hotline that engages, educates and empowers young people to identify, prevent and end dating abuse.
•
Philanthropic Partnerships Program: We aim to build partnerships with nonprofits that support our mission and connect with our business.

Human Capital

Our company culture and people practices are critical to achieving our mission of creating a world where all relationships are healthy and equitable, and our values are rooted in growth, make the first move, honesty, kindness, accountability and inclusivity.

Diversity & Inclusion

The diversity of our management team and workforce is key to our success and reflects our mission and values. We strongly encourage people of color, lesbian, gay, bisexual, transgender, queer and non-binary people, veterans, and individuals with disabilities to apply to work with us. We seek to be fully reflective of the communities we serve around the world. As of the date of this Annual Report on Form 10-K, 73% of our Board and more than 50% of our management team are women. As of December 31, 2021, we had over 900 full-time employees, of which approximately 750 are located outside of the United States.

We are focused on building an inclusive culture and sustaining a diverse workforce through a variety of company initiatives. As part of that effort, we have established several employee resource groups (“ERG”s), each with a mission of bringing our employees together, collectively learning, sharing meaningful experiences, addressing challenges, providing access to supportive services and building inclusive communities within Bumble. At the center of this initiative is Diversibees, an intersectional, employee-led organization consisting of more than 300 employees. Single-identity affinity groups come together under the Diversibees umbrella. Our ERGs sponsor many initiatives throughout the year, which build community and advocacy through workshops, newsletters, healing circles, leadership development and other training programs, and cultural celebrations.

Talent Acquisition, Development & Retention

We compete to attract and retain highly talented individuals, particularly people with expertise in computer science, software engineering, product development, data science and engineering and machine learning. Our ability to recruit top talent is driven by our mission-first orientation, meaningful and impactful work, commitment to employee development, health and wellbeing and our brands’ reputation.

We invest in development to help employees grow and build their careers. We sponsor training, education and leadership development opportunities for our employees designed to provide them with the knowledge, skills and habits necessary to succeed in their jobs and careers.

Annual engagement surveys, monthly "All Hands" meetings that bring the entire company together, and open lines of communication help us understand our employees’ needs so that we can continuously improve as an employer of choice for our current and future employees.

Furthermore, we seek to provide opportunities for employees to celebrate history and culture. In 2021, we celebrated Juneteenth as a day off for our U.S. team, allowing time for reflection, learning, and acts of service.

Benefits, Safety & Wellness

The success of our business is fundamentally connected to the well-being of our people. Accordingly, we are committed to the health, safety and wellness of our employees. We offer a competitive benefits package, which includes access to private healthcare coverage for our employees and their families, fully paid parenthood support, unlimited paid time off, and domestic violence and violent crime paid leave.

In response to the COVID-19 pandemic, we implemented significant changes that we determined were in the best interest of our employees, as well as the communities in which we operate, and to comply with government regulations. Some of the changes we have made include instituting an ongoing remote and flexible work approach, maintaining strict hygiene standards in any of our open or partially opened, leased office spaces, providing work equipment and cash stipends to optimize the home work space and offset increased employee costs and offering enhanced mental health and wellbeing support.

Because we want our employees and their families to thrive, in 2021 we continued to help our employees:

•
We provided financial assistance to eligible employees who were unable to meet immediate, essential expenses due to temporary hardship related to an unforeseen COVID-19 emergency through our Employee Support & Emergency Fund;
•
We provided free mental health resources, including access to a wellness coach, wellness tips and meditation sessions; and
•
We organized virtual team-building, meal delivery and social events for our employees in order to maintain and build our community while working from home.

Competition

The online dating industry is fast growing and highly competitive. We compete with a number of companies that provide dating products and services for the same markets in which we operate. However, online dating is not a winner-take-all market, with users on average using two different apps at the same time—and very few competitors operate at our scale or level of brand awareness. In addition, while we compete with other online dating platforms, offline forms of dating are sources of competition as well. We compete with offline dating services, such as in-person matchmakers, as well as more traditional forms of dating that involve people meeting offline without the use of dating products or services altogether. Because of the extensibility of the Bumble app platform beyond dating, we also compete with social media and networking platforms.

Intellectual Property

We believe that our rights in our intellectual property, including patents, designs, copyrights, trademarks and domain names, as well as contractual provisions and restrictions on access to our proprietary technology, are important to our marketing efforts to develop brand recognition and differentiate our brand from our competitors. We own a number of trademarks that have been registered, or for which registration applications are pending, in the U.S. as well as in certain foreign jurisdictions. These trademarks include, among others, BUMBLE, BADOO and FRUITZ. The current registrations of these trademarks are effective for varying periods of time and may be renewed periodically, provided that we, as the registered owner, or our licensees where applicable, comply with all applicable renewal requirements including, where necessary, the continued use of the trademarks in connection with similar services and goods. We expect to pursue additional trademark registrations to the extent we believe they would be beneficial and cost-effective.

In addition to trademark protection, we own numerous domain names, including www.bumble.com, and patents and designs for various product features. We also enter into, and rely on, confidentiality and proprietary rights agreements with our employees, consultants, contractors and business partners to protect our inventions, trade secrets, proprietary technology and other confidential information. We further protect the use of our proprietary technology and intellectual property through provisions in both our customer terms of use on our website and in our vendor terms and conditions. For information regarding risks related to our intellectual property, please see “Item 1A—Risk Factors—Risks Related to Information Technology Systems and Intellectual Property.”

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

Licensing and Regulation

We are subject to a variety of laws and regulations in the United States and around the world that involve matters central to our business. Many of these laws and regulations are still evolving and being tested in courts, and could be interpreted in ways that could harm our business. These laws may relate to privacy, data protection and personal information, rights of publicity, content, intellectual property, advertising, marketing, distribution, data security, data retention and deletion, electronic contracts and other communications, competition, protection of minors, consumer protection, telecommunications, taxation, economic or other trade prohibitions or sanctions, anti-corruption law compliance, securities law compliance, and online payment services. In particular, we are subject to federal, state, and foreign laws regarding privacy and protection of people’s data and we currently, and from time to time, may not be in technical compliance with all such laws. Foreign data protection, privacy, content, competition, and other laws and regulations can impose different obligations or be more restrictive than those in the United States. U.S. federal and state and foreign laws and regulations, which in some cases can be enforced by private parties in addition to government entities, are constantly evolving and can be subject to significant change. As a result, the application, interpretation, and enforcement of these laws and regulations are often uncertain and difficult to predict, particularly in the new and rapidly-evolving industry in which we operate, and may be interpreted and applied inconsistently from country to country and inconsistently with our current policies and practices.

Proposed or new legislation and regulations could also significantly affect our business. For example, the European General Data Protection Regulation (“GDPR”) took effect in May 2018 and applies to our products and services. The GDPR includes operational requirements for companies that are established in the EEA and for companies that receive or process personal data of individuals located in the European Union (“EU”) that are different and more complex when compared with those previously in place in the European Union, and includes significant penalties for non-compliance. Additionally, the United Kingdom has transposed the GDPR into domestic law with a United Kingdom version of the GDPR (combining the GDPR and the Data Protection Act of 2018) that took effect in January 2021, which exposes us to two parallel regimes, each of which authorizes similar fines and other potentially divergent enforcement actions for certain violations. The Brazilian General Data Protection Law took effect in August 2020 and imposes requirements similar to the GDPR on products and services offered to users in Brazil. The California Consumer Privacy Act (“CCPA”), which took effect in January 2020, also establishes certain transparency rules and creates new data privacy rights for users, including rights to access and delete their personal information and new ways to opt-out of certain sales or transfers of their personal information, and provides users with additional causes of action. Additionally, California voters approved a new privacy law, the California Privacy Rights Act (“CPRA”), in the November 3, 2020 election. Effective starting on January 1, 2023 (with a look back to data collected starting in January 2022), the CPRA will significantly modify the CCPA, including by expanding consumers’ rights with respect to certain sensitive personal information. The CPRA also creates a new state agency that will be vested with authority to implement and enforce the CCPA and the CPRA. Similarly, there are a number of legislative proposals in the European Union, the United States, at both the federal and state level (including the Virginia Consumer Data Protection Act and the Colorado Privacy Act, which were signed into law in 2021 and will take effect in January and July 2023, respectively), as well as other jurisdictions that could impose new obligations or limitations in areas affecting our business. In addition, some countries are considering or have passed legislation implementing data protection requirements or requiring local storage and processing of data or similar requirements that could increase the cost and complexity of delivering our services. For information regarding risks related to these compliance requirements, please see “Item 1A—Risk Factors—Risks Related to Regulation and Litigation—We must comply with rapidly-evolving privacy and data protection laws across jurisdictions, and the failure to do so could result in claims, changes to our business practices, monetary penalties, increased cost of operations, or declines in user growth or engagement, or otherwise harm our business.”

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

Our website address is www.bumble.com and our investor relations website is located at https://ir.bumble.com. The information posted on our website is not incorporated into this Annual Report on Form 10-K. Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to reports filed or furnished pursuant to Sections 13(a) and

15(d) of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) are available free of charge on our investor relations website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the U.S. Securities and Exchange Commission (“SEC”).

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

The size of our user base and our users’ level of engagement are critical to our success. Our apps monetize via a freemium model where the use of our service is free and a subset of our users pay for subscriptions or in-app purchases to access premium features. Our financial performance has thus been and will continue to be significantly determined by our success in adding, retaining and engaging users of our products and converting users into paying subscribers or in-app purchasers. We expect that the size of our user base will fluctuate or decline in one or more markets from time to time, including if users find meaningful relationships on our platforms and no longer need to engage with our products. Furthermore, if people do not perceive our products to be useful, reliable, and/or trustworthy, we may not be able to attract or retain users or otherwise maintain or increase the frequency and duration of their engagement. A number of other online dating companies that achieved early popularity have since experienced slower growth or declines in their user bases or levels of engagement. There is no guarantee that we will not experience a similar erosion of our user base or engagement levels. User engagement can be difficult to measure, particularly as we introduce new and different products and services. Any number of factors can negatively affect user retention, growth, and engagement, including if:

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
•
users are no longer willing to pay for subscriptions or in-app purchases, including due to changes to the payment platform or payment methods;
•
users have difficulty installing, updating or otherwise accessing our products on mobile devices as a result of actions by us or third parties, such as application marketplaces and device manufacturers, that we rely on to distribute our products and deliver our services;
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
•
there is decreased engagement with the Bumble or Badoo apps, as applicable, as we expand Bumble app internationally (into markets Badoo app has historically operated in) and Badoo app in North America (into markets Bumble app has historically operated in);
•
there is decreased engagement with our products as a result of changes in prevailing social, cultural or political preferences in the markets where we operate; or
•
there are changes mandated by legislation, regulatory authorities or litigation that adversely affect our products or users.

From time to time, certain of these factors have negatively affected user retention, growth, and engagement to varying degrees. See “—Access to our products depends on mobile app stores and other third parties such as data center service providers, as well as third-party cloud-based, hosted web service providers, payment aggregators, computer systems, internet transit providers and other communications systems and service providers. If third parties such as the Apple App Store or Google Play Store adopt and enforce policies that limit, prohibit or eliminate our ability to distribute or update our applications through their stores, or increase the costs to do so, it could materially adversely affect our business, financial condition and results of operations.” If we are unable to maintain or increase our user base and user engagement, our revenue and financial results may be materially adversely affected. In addition, we may not experience rapid user growth or engagement in countries where, even though mobile device penetration is high, due to the lack of sufficient cellular based data networks, consumers rely heavily on Wi-Fi and may not access our products regularly throughout the day. Any decrease in user retention, growth or engagement could render our products less attractive to users, which is likely to have a material and adverse impact on our revenue, business, financial condition and results of operations. If our user growth rate slows or declines, we will become increasingly dependent on our ability to maintain or increase levels of user engagement and monetization in order to drive revenue growth.

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

Potential competitors include larger companies that could devote greater resources to the promotion or marketing of their products and services, take advantage of acquisition or other opportunities more readily or develop and expand their products and services more quickly than we do. Potential competitors also include established social media companies that may develop products, features, or services that may compete with ours or operators of mobile operating systems and app stores. For example, Facebook has introduced a dating feature on its platform, which it has rolled out in North America, Europe and other markets around the globe. These social media and mobile platform competitors could use strong or dominant positions in one or more markets, and ready access to existing large pools of potential users and personal information regarding those users, to gain competitive advantages over us. These may include offering different product features, services or pricing models that users may prefer or offering their products and services to users at no charge, which may enable them to acquire and engage users at the expense of our user growth or engagement.

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

We market and distribute our products (including related mobile applications) through a variety of third-party publishers and distribution channels. Our ability to market our brands on any given property or channel is subject to the policies of the relevant third party. There is no guarantee that popular mobile platforms will continue to feature our products, or that mobile device users will continue to use our products rather than competing products. We are dependent on the interoperability of our products with popular mobile operating systems, networks, technologies, products, and standards that we do not control, such as the Android and iOS operating systems. Any changes, bugs, or technical issues in such systems, or changes in our relationships with mobile operating system partners, handset manufacturers, or mobile carriers, or in their terms of service or policies that degrade our products’ functionality, reduce or eliminate our ability to update or distribute our products, give preferential treatment to competitive products, limit our ability to deliver, target, or measure the effectiveness of ads, or charge fees related to the distribution of our products or our delivery of ads could materially adversely affect the usage of our products on mobile devices. For example, the release of iOS 14.5 in April 2021 brought with it the need for app users to opt in before their identifier for advertisers (“IDFA”) can be accessed by an app. Apple’s IDFA is a string of numbers and letters assigned to Apple devices which advertisers use to identify app users to deliver personalized and targeted advertising. As some users choose not to opt in to grant IDFA access, our ability to accurately target, track and measure our advertising campaigns at the user level has become limited and may become more limited, and we may thus experience increases in cost per registration and/or decreases in return on advertising spend. Moreover, this new opt-in requirement on iOS has had and may have a broader impact and cause increased competition on Android through the migration of other advertisers' advertising campaigns to that platform, which may have contributed to, and may contribute to, further increases in our cost per registration due to increases in cost per impression for Android ad inventory that we purchase. Recently, Google announced a multi-year initiative with the goal of strengthening privacy on Android, which may include the abolishment of Advertising IDs (Google's unique user IDs for advertising) and limitations on sharing user data with third parties. While Google has stated that this will be a slower transition than Apple's implementation of the SKAdNetwork (Apple's solution to maintaining user privacy through aggregated attribution of mobile app campaigns), and that Google is implementing systems around attribution and targeting to limit the disruption to advertisers, any such changes in the future may cause increases in our cost per registration and/or decreases in return on advertising spend, and may materially adversely affect our business, financial condition and results of operations.

Further, some of the third-party publishers and distribution channels through which we market and distribute our products have rolled out or may in the future roll out their own dating products, such as Facebook. If these third-party publishers and distribution channels limit our ability to reach their users, our business, financial condition and results of operations may materially adversely affected.

In addition, certain publishers and channels have, from time to time, limited or prohibited advertisements for dating products for a variety of reasons, including as a result of poor behavior by other industry participants. There is no assurance that we will not be limited or prohibited from using certain current or prospective marketing channels in the future. If this were to happen in the case of a significant marketing channel and/or for a significant period of time, our business, financial condition and results of operations could be materially adversely affected.

Finally, many users historically registered for (and logged into) the application through their Facebook profiles, their Apple IDs or their Google Account. While we have other methods that allow users to register for (and log into) our products, no assurances can be provided that users will use these other methods. Facebook, Apple and Google have broad discretion to change their terms and conditions in ways that could limit, eliminate or otherwise interfere with our ability to use Facebook, Apple or Google as a registration method or to allow Facebook, Apple or Google to use such data to gain a competitive advantage. If Facebook, Apple or Google did so, our business, financial condition and results of operations could be materially adversely affected. Additionally, if security on Facebook, Apple or Google is compromised, if our users are locked out from their accounts on Facebook, Apple or Google or if Facebook, Apple or Google experiences an outage, our users may be unable to access our products. As a result, user growth and engagement on our service could be materially adversely affected, even if for a temporary period.

We also rely on large tech platforms such as Google for targeted advertisement and performance marketing. In the event that we are no longer able to conduct targeted advertisement and performance marketing through such platforms, including because of increased costs of advertising on these platforms, or changes in government regulations in the countries where we advertise through these platforms, our user acquisition and revenue stream may be materially adversely affected. Any of these events could materially adversely affect our business, financial condition and results of operations.

Access to our products depends on mobile app stores and other third parties such as data center service providers, as well as third-party cloud-based, hosted web service providers, payment aggregators, computer systems, internet transit providers and other communications systems and service providers. If third parties such as the Apple App Store or Google Play Store adopt and enforce policies that limit, prohibit or eliminate our ability to distribute or update our applications through their stores, or increase the costs to do so, it could materially adversely affect our business, financial condition and results of operations.

Our products depend on mobile app stores and other third parties such as data center service providers, as well as third-party cloud-based, hosted web service providers, payment aggregators, computer systems, internet transit providers and other communications systems and service providers. Our mobile applications are almost exclusively accessed through and depend on the Apple App Store and the Google Play Store. While our mobile applications are generally free to download from these stores, we offer our users the opportunity to purchase subscriptions and certain à la carte features through these applications. We determine the prices at which these subscriptions and features are sold, subject to approval by Apple or Google, as relevant. Purchases of these subscriptions and features via our mobile applications are mainly processed through the in-app payment systems provided by Apple and Google. We pay Apple and Google, as applicable, a meaningful share (up to 30%) of the revenue we receive from transactions processed through in-app payment systems (Google reduced its in-app purchase fees for subscription payments to 15% as of January 1, 2022). If the Apple App Store or the Google Play Store were to experience an outage, or if either decided to exit a market, many of our users may be unable to access our apps, which could materially adversely affect our business, financial condition and results of operations.

Furthermore, both Apple and Google have broad discretion to make changes to their operating systems or payment services or change the manner in which their mobile operating systems function and their respective terms and conditions applicable to the distribution of our applications, including the amount of, and requirement to pay, certain fees associated with purchases required to be facilitated by Apple and Google through our applications, and to interpret their respective terms and conditions in ways that may limit, eliminate or otherwise interfere with our products, our ability to distribute our applications through their stores, our ability to update our applications, including to make bug fixes or other feature updates or upgrades, the features we provide, the manner in which we market our in-app products, our ability to access native functionality or other aspects of mobile devices, and our ability to access information about our users that they collect. To the extent either or both of them do so, our business, financial condition and results of operations could be materially adversely affected. In one recent example, Google has announced that they intend to enforce a policy, which came into effect on January 20, 2021 (with a grace period until March 31, 2022 for existing apps that were using an alternative billing system), whereby only Google Play’s in-app billing system can be used for transactions in its store. Compliance with this new policy may materially adversely affect our revenue and number of Paying Users, especially for low-value subscriptions. Accordingly, in anticipation of this new policy, we temporarily stopped the use of non-native payment options for Badoo app users on Android during the third quarter of 2021, which caused disruptions for users and led to a decline in Paying Users for Badoo app. In the event Google moves forward with enforcing this policy, and we fail to maintain compliance, then according to their policy, we may be removed from the Google Play store. If Google removes our apps from the Google Play store, it would significantly reduce our ability to distribute our products to users, which would decrease the size of the user base we could convert into Paying Users, and would materially adversely affect our business, financial condition and results of operations. In another recent example, in December 2021 the Netherlands Authority for Consumers and Markets ordered Apple to adjust the conditions in its Netherlands App Store that apply to dating app developers in order to provide dating app developers the ability to offer different payment options. To comply with these orders, Apple has announced that it will allow dating app developers in the Netherlands App Store to include an in-app link directing customers to the developer’s website to complete a purchase, or use a third-party payment system within the app (however, Apple has also indicated that dating app developers that offer alternative methods of payment will now pay Apple a 27% commission on transactions that use a third-party payment system within the app). Similarly, South Korea has passed a bill banning major app store operators from requiring developers to only use their payment systems to process the sale of digital products and services. In response, it is expected that major app store operators will offer different payment options in South Korea, with commission. If we are subject to different, country-specific policies and commissions of major app store operators, we may need to devote more resources and time in creating and managing separate app bundles for each country in which we want to offer alternative payment options, which may become burdensome, and/or we could become subject to higher commissions, any of which could materially adversely affect our business, financial condition and results of operations.

If we are not able to maintain the value and reputation of our brands, our ability to expand our base of users may be impaired, and our business and financial results may be harmed.

We believe that our brands have significantly contributed to the success of our business. We also believe that maintaining, protecting and enhancing our brands is critical to expanding our base of users and, if we fail to do so, our business, financial condition and results of operations could be materially adversely affected. We believe that the importance of brand recognition will continue to increase, given the growing number of online dating and social connection sites and applications, or “apps,” and the low barriers to entry for companies offering online dating, social connection and other types of personal services. Many of our new users are referred by existing users. Maintaining our brands will depend largely on our ability to continue to provide useful, reliable, trustworthy and innovative products, which we may not do successfully.

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

We have experienced rapid growth and demand for our services since inception. We have expanded our operations rapidly and have limited operating experience at our current size. As we have grown, we have increased our employee headcount and we expect headcount growth to continue for the foreseeable future. Further, as we grow, our business becomes increasingly complex. To effectively manage and capitalize on our growth, we must continue to expand our sales and marketing, focus on innovative product and content development, upgrade our management information systems and other processes, and obtain more space for our expanding staff. Our continued growth could strain our existing resources, and we could experience ongoing operating difficulties in managing our business across numerous jurisdictions, including difficulties in hiring, training, and managing a diffuse and growing employee base. Failure to scale and preserve our company culture with growth could harm our future success, including our ability to retain and recruit personnel and to effectively focus on and pursue our corporate objectives. If our management team does not effectively scale with our growth, we may experience erosion to our brand, the quality of our products and services may suffer, and our company culture may be harmed. Moreover, we have been, and may in the future be, subject to legacy claims or liabilities arising from systems, product features or controls in earlier periods of our rapid development. For example, we settled a claim for an immaterial sum with a former consultant whose right to payment in connection with the Sponsor Acquisition had not been sufficiently documented in our books and records.

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

Our apps are available in many different languages, all over the world. Operating internationally, particularly in countries in which we have limited experience, exposes us to a number of additional risks, including:

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
•
multiple, conflicting and changing laws, rules and regulations (including those intended to strengthen a government's control over the internet and to reduce its dependence on foreign companies and countries), and difficulties understanding and ensuring compliance with those laws by both our employees and our business partners, over whom we exert no control;
•
compliance challenges due to different laws and regulatory environments, particularly in the case of intellectual property, privacy, data security, and intermediary liability, and consumer protection;
•
actions by governments or others to restrict access to or censor content on our platform, whether these actions are taken for political reasons, in response to decisions we make regarding governmental requests or content generated by our users, or otherwise;
•
competitive environments that favor local businesses;
•
increased competition from largely regional websites, mobile applications and services that provide real-time communications and have strong positions in particular countries, which have expanded and may continue to expand their geographic footprint;
•
limitations on the level of intellectual property protection;
•
low usage and/or penetration of internet-connected consumer electronic devices or a wide diversity of device capabilities and operating systems (for example, some countries may have a high penetration of older phones running on older versions of operating systems that are not adequately supported by our updated software);
•
geopolitical tension or social unrest and economic instability, particularly in countries in which we operate;
•
trade sanctions such as those administered by the U.S. Office of Foreign Assets Control, that restrict our dealings with certain sanctioned countries, territories, individuals and entities; these laws and regulations are complex, frequently changing, and increasing in number, and may impose additional prohibitions or compliance obligations on our dealings in certain countries and territories;
•
political unrest, terrorism, war, health and safety epidemics (such as COVID-19) or the threat of any of these events;
•
breaches or violation of any anti-corruption laws, rules or regulations applicable to our business, including but not limited to the Foreign Corrupt Practices Act of 1977, as amended; and
•
any failure to comply with any demand by enforcement authorities to access our user data, which could lead to our inability to operate in such country or other punitive acts.

The occurrence or impact of any or all of the events described above could materially adversely affect our international operations, which could in turn materially adversely affect our business, financial condition and results of operations.

Our operations may be adversely affected by ongoing developments in Russia, Ukraine and surrounding countries, including due to the impact of our decision to discontinue our operations in Russia and remove our apps from the Apple App Store and Google Play Store in Russia and Belarus.

The current invasion of Ukraine by Russia has escalated tensions among the U.S., the North Atlantic Treaty Organization, and Russia.

Historically, we have had business operations in Russia. We lease office space in Moscow and, as of December 31, 2021, we had approximately 125 employees based out of the Moscow office, consisting primarily of engineers that are responsible for services including anti-spam, integrity, incident management and product development and services related to supportive IT infrastructure. As of December 31, 2021, the net assets of our subsidiary in Russia comprised 0.1% of our total assets and revenue from Russia, Belarus, and Ukraine combined were approximately 2.8% of our total revenue. Operating costs related to our Russian operations were approximately 1.7% of our total operating costs for the year ended December 31, 2021.

On March 8, 2022, we announced that we will be discontinuing our operations in Russia and removing all of our apps from the Apple App Store and Google Play Store in Russia and Belarus. We plan to close our office in Moscow and shift our resources based in Moscow, where feasible, to other geographic locations. We expect that the removal of our apps from the Apple App Store and Google Play Store in Russia and Belarus will reduce our revenue (predominantly Badoo app revenue) and Paying Users from these countries. Furthermore, in connection with the office closure, we also expect to experience increased costs as we shift our operations and resources to other geographies, especially if we are not able to achieve the same level of cost efficiencies. We may also experience increased costs in relation to the replacement of employees, severance payments, and termination of our lease in Moscow. Additionally, Russian measures imposed against Western companies may also impact us. For example, recent news reports indicate that Russia is considering seizing the assets of Western companies that are suspending or withdrawing their operations from Russia. Should our assets in the region be seized by the Russian government there is no guarantee that we would be able to recover those assets in the future.

In addition, sanctions and trade control measures implemented against Russia in response to the conflict may have an impact on our ability to operate in the ordinary course of business as we wind down our business operations in Russia. For example, the significant expansion of the sanctions lists in the EU, UK, U.S., Canada (and other jurisdictions) and targeting of major financial institutions, in addition to other measures to limit Russia's access to global financial markets and systems - particularly the removal of certain Russian banks from the SWIFT messaging system - and resulting steps by financial institutions to de-risk more broadly, may have a material impact on our ability to make and receive payments to/from Russian individuals or entities.

These measures may also have an impact on our ability to continue operating in Ukraine. For example, the sanctions imposed on the so-called Donetsk People’s Republic and Luhansk People’s Republic restrict our ability to offer services in those regions.

These measures and others which may be implemented by the authorities in certain of these jurisdictions are complex and still evolving. Any alleged or actual failure to comply with these measures as we extricate our business operations from Russia may subject us to government scrutiny, civil and/or criminal proceedings, sanctions and other liabilities, which may have a material adverse effect on our international operations, financial condition and results of operations.

There may also be other practical consequences for our operations in the broader region, including in the neighboring countries in Eastern Europe:

•
A cyber-attack by Russia targeting Ukraine and any associated internet outage, power outages and infrastructure damage linked to the escalation of military operations by Russia in Ukraine, may affect the performance and operation of our independent contract moderators based in Ukraine and our ability to continue providing web / app services to users in the region.
•
Disruption to our services in the region may also arise from the knock-on impact of the decisions of other multinational companies that form part of our business ecosystem to withdraw or end their services in the region.
•
Consumer behavior in the region (and other countries in Eastern Europe) may be negatively affected by ongoing geopolitical events and their consequences. For example, consumers may generally experience more anxiety, possibly deterring them from signing up to our apps and adversely affecting our existing users’ propensity to pay or continue using our apps.
•
Any devaluation of local currency caused by the impact of sanctions, along with the spill-over effect of ongoing civil, political and economic disturbances on surrounding areas, may negatively impact consumer spending patterns and contribute to potentially reduced overall demand for our services in the affected areas.

While it is difficult to estimate with certainty the effect of the current invasion of Ukraine by Russia, the discontinuation of our operations in Russia, current or further economic sanctions, any involvement of other countries or expansion in hostilities, and any retaliatory measures by Russia in response, we expect that we will experience reduced revenues and Paying Users from these countries. We also expect to experience increased costs, and may experience other adverse effects on our operations and results.

In light of all of these events, we have developed and are continuing to refine our business continuity plan designed to mitigate the impact of this conflict on our business, but it is unclear if our plan will successfully mitigate all disruptions. If our business continuity plan fails to mitigate some or all disruptions, it could have a material adverse impact on our business, financial condition and results of operations.

Our growth and profitability rely, in part, on our ability to attract and retain users through cost-effective marketing efforts, including through our social media presence and use of sponsorships, brand ambassadors, spokespersons and social media influencers. Any failure in these efforts could materially adversely affect our business, financial condition and results of operations.

Attracting and retaining users for our products involve considerable expenditures for online and offline marketing. Historically, we have had to increase our marketing expenditures over time in order to attract and retain users and sustain our growth. Evolving consumer behavior can affect the availability of profitable marketing opportunities. For example, as consumers communicate more via text messaging, messaging apps and other virtual means, to continue to reach potential users and grow our businesses, we must identify and devote more of our overall marketing expenditures to newer advertising channels, such as mobile and online video platforms as well as targeted campaigns in which we communicate directly with potential, former and current users via new virtual means. Generally, the opportunities in and sophistication of newer advertising channels are relatively undeveloped and unproven, and there can be no assurance that we will be able to continue to appropriately manage and fine-tune our marketing efforts in response to these and other trends in the advertising industry. Any failure to do so could materially adversely affect our business, financial condition and results of operations.

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

We believe that a critical contributor to our success has been our commitment to empower women in their relationships, in an effort to make the world a better place for everyone. The mission of Bumble app is a significant part of our business strategy and who we are as a company. We believe that Bumble app users value our commitment to our mission. However, because we hold ourselves to such high standards, and because we believe our users have come to have high expectations of us, we may be more severely affected by negative reports or publicity if we fail, or are perceived to have failed, to live up to Bumble app’s mission. For example, providing a safe online community for users to build new relationships and to empower women is central to Bumble app’s mission. As a result, our brands and reputation may be negatively affected by the actions of users that are deemed to be hostile or inappropriate to other users or disempowering to women or by the actions of users acting under false or inauthentic identities. Similarly, any negative publicity about activity in the business that is perceived to be disempowering to women would negatively affect our brands and reputation. The damage to our reputation may be greater than other companies that do not have similar values as us, and it may take us longer to recover from such an incident and gain back the trust of our users.

In addition, we may make decisions regarding our business and products in accordance with Bumble app’s mission and values that may reduce our short- or medium-term operating results if we believe those decisions are consistent with the mission and will improve the aggregate user experience. Although we expect that our commitment to Bumble app’s mission will, accordingly, improve our financial performance over the long term, these decisions may not be consistent with the expectations of investors and any longer-term benefits may not materialize within the time frame we expect or at all, which could harm our business, revenue and financial results.

Finally, we have in the past and may in the future be subjected to litigation by those that disagree with aspects of Bumble app’s mission or features of our platforms that we have developed in support of our mission.

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

Our future success will depend upon our continued ability to identify, hire, develop, motivate and retain highly skilled individuals across the globe, with the continued contributions of our senior management being especially critical to our success. Competition for well-qualified, highly skilled employees in our industry is intense and, during the so-called “Great Resignation” has reached historically high levels, especially for computer scientists, software engineers, product developers, data scientists and engineers and machine learning specialists. We have experienced in the past, and continue to experience, difficulty hiring qualified personnel in a timely manner for these positions, and we may not be able to fill positions in desired geographic areas or at all, or may experience increased labor costs in order to do so. Our continued ability to compete effectively depends, in part, upon our ability to attract and retain new employees. While we have established programs to attract new employees and provide incentives to retain existing employees, particularly our senior management, we cannot guarantee that we will be able to attract new employees or retain the services of our senior management or any other key employees in the future. Additionally, we believe that our culture and core values have been, and will continue to be, a key contributor to our success and our ability to foster the innovation, creativity and teamwork we believe we need to support our operations. If we fail to effectively manage our hiring needs and successfully integrate our new hires, or if we fail to effectively manage remote work arrangements resulting from COVID-19, our efficiency and ability to meet our forecasts and our ability to maintain our culture, employee morale, productivity and retention could suffer, and our business, financial condition and results of operations could be materially adversely affected.

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

Our culture emphasizes innovation, and if we cannot maintain this culture as we grow, our business and operating results could be adversely impacted.

We believe that our entrepreneurial and innovative corporate culture has been a key contributor to our success. We encourage and empower our employees to develop and launch new and innovative products and services, which we believe is essential to attracting high quality talent, partners, and developers, as well as serving the best, long-term interests of our company. If we cannot maintain this culture as we grow, we could lose the innovation, creativity and teamwork that has been integral to our business, in which case our products and services may suffer and our business, operating results, and financial condition could be adversely impacted.

We may enter into “white label” or licensing agreements in collaboration with third parties that may take actions outside of our control that harm our brand or such arrangements may be otherwise unsuccessful.

We have entered into “white label” agreements and may, from time to time, enter into licensing agreements pursuant to which we license our brand or our product technology to third parties. For example, pursuant to our white label agreements, we agree to set up, operate and maintain a version of our product technology for a third party where the product is branded with such third-party partner’s trademarks and other content. If any of our white label partners provide unsatisfactory service to their users, fail to comply with applicable laws or regulations or engage in actions contrary to our mission and it is ascertained that we provide the product technology for such partners, our brands and reputation may be harmed as a result of our affiliation with such white label partner. Further, we may have to record impairment losses or completely write-off any such arrangements resulting in non-cash expenses in the relevant period. In addition, from time to time we license our brand in collaborations with third parties where they, and not we, have primary control over day-to-day operations of the project and, as a result, we may have less control over its ultimate success or its impact on our brand. For example, in October 2021, we partnered with Delicious Hospitality Group to open “Bumble Brew,” a café and wine bar. While “Bumble Brew” will use our brand, we will not control the day-to-day operations of the café. In addition, in December 2021, Bumble collaborated with Juice Marketing to launch Bumble Shop, an e-commerce platform selling Bumble-branded apparel and accessories. Bumble licenses its intellectual property to Juice Marketing, but Juice Marketing is responsible for managing the manufacture of the merchandise, quality control, fulfillment of orders, and related customer service matters. Any harm to our reputation as a result of these partnerships could have a material adverse effect on our business, financial condition and results of operations and cash flows.

Inappropriate actions by certain of our users could be attributed to us and damage our brands’ reputations, which in turn could materially adversely affect our business.

Users of our products have been, and may in the future be, physically, financially, emotionally or otherwise harmed by other individuals that such users have met or may meet through the use of one of our products. When one or more of our users suffers or alleges to have suffered any such harm either on our platform or in person after meeting on our products, we have in the past, and could in the future, experience negative publicity or legal action that could damage our brands and our brands’ reputation. Similar events affecting users of our competitors’ products have in the past, and could in the future, result in negative publicity for the dating industry generally, which could in turn negatively affect our business, particularly if such objectionable events are widely reported.

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

Spam and fake accounts could diminish the experience on our platform, which could damage our reputation and deter people from using our products and services.

Our terms and conditions of use prohibit “spam” content, which refers to a range of abusive activities that is generally defined as unsolicited, repeated actions that negatively impact other people with the general goal of drawing attention to a given account, site, product or idea. In addition, our terms and conditions of use prohibit the creation of fake accounts. Although we continue to invest resources to reduce spam and fake accounts on our platform, we expect that spammers will continue to seek ways to act inappropriately on our platform. Moreover, we expect that increases in the number of accounts on our platform will result in increased efforts by spammers to misuse our platform. We continuously combat spam and fake accounts, including by suspending or terminating accounts we believe to be spammers and launching algorithmic changes focused on curbing abusive activities. However, our actions to combat spam and fake accounts require significant resources and time. If spam and fake accounts increase on our platform, this could hurt our reputation, result in continuing operational cost to us and deter people from using our products and services.

Unfavorable media coverage could materially adversely affect our business, brand image or reputation.

We receive a high degree of media coverage globally. Unfavorable publicity and/or false media reports regarding us, our privacy practices, data security compromises or breaches, product changes, product quality, litigation or regulatory activity, including any intellectual property proceeding, or regarding the actions of our partners, our users, our employees or other companies in our industry, could materially adversely affect our brand image or reputation. For example, a third-party report identifying certain vulnerabilities related to Bumble app was published in the fall of 2020. Although we believe we have remediated all such vulnerabilities, the report may have resulted in unfavorable publicity for us. If we fail to protect our brand image or reputation, we may experience material adverse effects to the size, demographics, engagement, and loyalty of our user base, resulting in decreased revenue, fewer app installs (or increased app uninstalls), or slower user growth rates. In addition, if securities analysts or investors perceive any media coverage of us to be negative, the price of our Class A common stock may be materially adversely affected. Any of the foregoing could materially adversely affect our business, financial condition and results of operations. See “—Our employees could engage in misconduct that materially adversely affects us;” “—From time to time, we are party to intellectual property-related litigations and proceedings that are expensive and time consuming to defend, and, if resolved adversely, could materially adversely impact our business, financial condition and results of operations;” and “—Security breaches, improper access to or disclosure of our data or user data, other hacking and phishing attacks on our systems, or other cyber incidents could compromise the confidentiality and/or availability of sensitive information related to our business and/or personal data processed by us or on our behalf and expose us to liability, which could harm our reputation and materially adversely affect our business.”

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

Errors or inaccuracies in our metrics or data could also result in incorrect business decisions and inefficiencies. For instance, if a significant understatement or overstatement of active users were to occur, we may expend resources to implement unnecessary business measures or fail to take required actions to attract a sufficient number of users to satisfy our growth strategies. We continually seek to address technical issues in our ability to record such data and improve our accuracy, but given the complexity of the systems involved and the rapidly changing nature of mobile devices and systems, we expect these issues to continue, particularly if we continue to expand in parts of the world where mobile data systems and connections are less stable. If partners or investors do not perceive our user, geographic, or other demographic metrics to be accurate representations of our user base, or if we discover material inaccuracies in our user, geographic, or other demographic metrics, our business, results of operations and reputation may be materially adversely impacted.

Risks Related to Information Technology Systems and Intellectual Property

Security breaches, improper access to or disclosure of our data or user data, other hacking and phishing attacks on our systems, or other cyber incidents could compromise the confidentiality and/or availability of sensitive information related to our business and/or personal data processed by us or on our behalf and expose us to liability, which could harm our reputation and materially adversely affect our business.

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

In addition, the risks related to a security breach or disruption, including through a distributed denial-of-service (DDoS) attack, computer malware, ransomware, viruses, social engineering (predominantly spear phishing attacks), scraping and general hacking, have become more prevalent in our industry and have generally increased as the number, intensity, and sophistication of attempted attacks and intrusions from around the world have increased. Such security breaches or disruptions have occurred on our systems in the past and will occur on our systems in the future. We also regularly encounter attempts to create false or undesirable user accounts and advertisements or take other actions on our platform for objectionable ends. As a result of our prominence, the size of our user base, the types and volume of personal data on our systems, and the evolving nature of our products and services (including our efforts involving new and emerging technologies), we may be a particularly attractive target for such attacks, including from highly sophisticated, state-sponsored, or otherwise well-funded actors.

Our efforts to address undesirable activity on our platform also increase the risk of retaliatory attacks. Such breaches and attacks on us or our third-party service providers may cause interruptions to the services we provide, degrade the user experience, cause users or marketers to lose confidence and trust in our products and decrease the use of our products or stop using our products in their entirety, impair our internal systems, or result in financial harm to us. Any failure to prevent or mitigate security breaches and unauthorized access to or disclosure of our data or user data, including personal information, content, or payment information from users, or information from marketers, could result in the loss, modification, disclosure, destruction, or other misuse of such data, which could subject us to legal liability, harm our business and reputation and diminish our competitive position. We may incur significant costs in protecting against or remediating such incidents and as cybersecurity incidents continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measure or to investigate and remediate any information security vulnerabilities. Our efforts to protect our confidential and sensitive data, the data of our users or other personal information we receive, and to minimize undesirable activities on our platform, may also be unsuccessful due to software bugs or other technical malfunctions; employee, contractor, or vendor error or malfeasance, including defects or vulnerabilities in our service providers’ information technology systems or offerings; government surveillance; breaches of physical security of our facilities or technical infrastructure; or other threats that may surface or evolve.

In addition, third parties may attempt to fraudulently induce employees or users to disclose information in order to gain access to our data or our users’ data. Cyber-attacks continue to evolve in sophistication and volume, and may be difficult to detect for long periods of time. Although we have developed technology and processes that are designed to protect our data and user data, to prevent data loss, to disable undesirable accounts and activities on our platform, and to prevent or detect security breaches, we cannot assure you that such measures will be successful, that we will be able to anticipate or detect all cyber-attacks or other breaches, that we will be able to react to cyber-attacks or other breaches in a timely manner, or that our remediation efforts will be successful. We may also incur significant legal and financial exposure, including legal claims, higher transaction fees and regulatory fines and penalties as a result of any compromise or breach of our systems or data security, or the systems and data security of our third-party providers. Any of the foregoing could have a material adverse effect on our business, financial condition, results of operations and prospects.

In addition, some of our partners may receive or store information provided by us or by our users through mobile or web applications integrated with our applications and we may use third-party service providers to store, transmit and otherwise process certain confidential, sensitive or personal information on our behalf. If these third parties fail to adopt or adhere to adequate data security practices, to comply with applicable legislation, to transfer data with the required adequate measures for the transfer, or in the event of a breach of their networks, our data or our users’ data may be improperly accessed, used, or disclosed, which could subject us to legal liability. We cannot control such third parties and cannot guarantee that a security breach will not occur on their systems. Although we may have contractual protections with our third-party service providers, contractors and consultants, any actual or perceived security breach could harm our reputation and brand, expose us to potential liability or require us to expend significant resources on data security and in responding to any such actual or perceived breach. Any contractual protections we may have from our third-party service providers, contractors or consultants may not be sufficient to adequately protect us from any such liabilities and losses, and we may be unable to enforce any such contractual protections.

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

We receive, process, store, and transmit a significant amount of personal user and other confidential or sensitive information, including credit card information, user-to-user communications and personal information of our employees and users, and enable our users to share their personal information with each other. In some cases, we engage third-party service providers to store this information. We continuously develop and maintain systems to protect the security, integrity and confidentiality of this information, but we have experienced past incidents and cannot guarantee that inadvertent or unauthorized use or disclosure of such information will not occur in the future or that third parties will not gain unauthorized access to such information despite our efforts. When such incidents occur, we may not be able to remedy them, we may be required by law to notify regulators and individuals whose personal information was used or disclosed without authorization, we may be subject to claims against us, including government enforcement actions or investigations, fines and litigation, and we may have to expend significant capital and other resources to mitigate the impact of such events, including developing and implementing protections to prevent future events of this nature from occurring. When breaches of our or our third-party service providers’ and partners’ information technology systems occur or unauthorized access to any of the confidential, sensitive or other personal information we collect or process occurs, the perception of the effectiveness of our security measures, the security measures of our partners and our reputation may be harmed, we may lose current and potential users and the recognition of our various brands and such brands’ competitive positions may be diminished, any or all of which might materially adversely affect our business, financial condition and results of operations. See “—We must comply with rapidly-evolving privacy and data protection laws across jurisdictions, and the failure to do so could result in claims, changes to our business practices, monetary penalties, increased cost of operations, or declines in user growth or engagement, or otherwise harm our business.”

We are subject to a number of risks related to payment card transactions, including data security breaches and fraud that we or third parties experience or additional regulation, any of which could materially adversely affect our business, financial condition and results of operations.

In addition to purchases through the Apple App Store and the Google Play Store, we accept a number of direct payment options from our users, which are facilitated by online payment service providers, including credit and debit cards, mobile and internet provider billing, online wallet-based payments, bank transfers, and ticket- and voucher-based payments. The ability to access payment information on a real-time basis without having to proactively reach out to the consumer each time we process an auto-renewal payment or a payment for the purchase of a premium feature on any of our dating products is critical to our success and a seamless experience for our users.

When we or a third party experiences a data security breach involving payment card information, affected cardholders will often cancel their payment cards. In the case of a breach experienced by a third party, the more sizable the third party’s customer base and the greater the number of payment card accounts impacted, the more likely it is that our users would be impacted by such a breach. To the extent our users are ever affected by such a breach experienced by us or a third party, affected users would need to be contacted to obtain new payment card information and process any pending transactions. It is likely that we would not be able to reach all affected users, and even if we could, some users’ new payment card information may not be obtained and some pending transactions may not be processed, which could materially adversely affect our business, financial condition and results of operations.

We work with our payment service providers to utilize tokenization tools to replace sensitive cardholder information with a stand-in token to help secure individual cardholder bank account details in payment card transactions and to reduce the number of systems that have access to our customers’ payment card information. While these tokenization tools can help limit the data security risks associated with payment card transactions, it does not eliminate those risks altogether.

Even if our users are not directly impacted by a given data security breach, they may lose confidence in the ability of service providers to protect their personal information generally, which could cause them to stop using their payment cards online and choose alternative payment methods that are not as convenient for us or restrict our ability to process payments without significant cost or user effort.

Additionally, if we fail to adequately prevent fraudulent payment card transactions, we may face litigation, fines, governmental enforcement action, civil liability, diminished public perception of our security measures, significantly higher payment card-related costs and substantial remediation costs, or refusal by payment card processors to continue to process payments on our behalf, any of which could materially adversely affect our business, financial condition and results of operations.

Finally, the passage or adoption of any legislation or regulation affecting the ability of service providers to periodically charge consumers for, among other things, recurring subscription payments may materially adversely affect our business, financial condition and results of operations. For example, under the Payment Services Regulation 2017, banks and other payment services providers are expected to develop and implement by March 2022 strong customer authentication to check that the person requesting access to an account or trying to make a payment is permitted to do so. This could materially adversely affect our payment authorization rate and user journey. Legislation or regulation regarding the foregoing, or changes to existing legislation or regulation governing subscription payments, have been enacted or are being considered in many U.S. states. While we monitor and attempt to comply with these legal developments, we have been in the past, and may be in the future, subject to claims under such legislation or regulation.

Our success depends, in part, on the integrity of third-party systems and infrastructures and on continued and unimpeded access to our products and services on the internet.

We rely on third parties, primarily data center service providers (such as colocation providers), as well as third-party cloud-based, hosted web service providers, payment aggregators, computer systems, internet transit providers and other communications systems and service providers, in connection with the provision of our products generally, as well as to facilitate and process certain transactions with our users. We have no control over any of these third parties, and while we actively reduce risk by minimizing reliance on any single third party or their operations, we cannot guarantee that such third-party providers will not experience system interruptions, outages or delays, or deterioration in the performance.

Problems or insolvency experienced by third-party data center service providers (such as colocation providers), cloud-based, hosted web service providers, and payment aggregators, upon whom we rely, the telecommunications network providers with whom we or they contract or with the systems through which telecommunications providers allocate capacity among their customers could also materially adversely affect us. Any changes in service levels at our data centers, cloud-based, hosted web service providers, or payment aggregators, or any interruptions, outages or delays in our systems or those of our third-party providers, or deterioration in the performance of these systems, could impair our ability to provide our products or process transactions with our users, which could materially adversely impact our business, financial condition, results of operations and prospects. Additionally, if we need to migrate our business to different third-party data center service providers, cloud-based, hosted web service providers, or payment aggregators, as a result of any such problems or insolvency, it could delay our ability to process transactions with our users. See “—Security breaches, improper access to or disclosure of our data or user data, other hacking and phishing attacks on our systems, or other cyber incidents could compromise the confidentiality and/or availability of sensitive information related to our business and/or personal data processed by us or on our behalf and expose us to liability, which could harm our reputation and materially adversely affect our business.”

Global climate change could result in certain types of natural disasters occurring more frequently or with more intense effects. Any such events may result in users being subject to service disruptions or outages and we may not be able to recover our technical infrastructure and user data in a timely manner to restart or provide our services, which may adversely affect our financial results. We also have been, and may in the future be, subject to increased energy or other costs to maintain the availability or performance of our products in connection with any such events.

In addition, we depend on the ability of our users to access the internet. Currently, this access is provided by companies that have significant market power in the broadband and internet access marketplace, including incumbent telephone companies, cable companies, mobile communications companies, government-owned service providers, device manufacturers and operating system providers, any of whom could take actions that degrade, disrupt or increase the cost of user access to our products or services, which would, in turn, negatively impact our business. Moreover, government-initiated internet shutdowns have become increasingly common over the last decade. Any such shutdown in a market in which we operate could also negatively impact our business. The adoption or repeal of any laws or regulations that adversely affect the growth, popularity or use of the internet, including laws or practices limiting internet neutrality, could decrease the demand for, or the usage of, our products and services, increase our cost of doing business and adversely affect our results of operations.

Our success depends, in part, on the integrity of our information technology systems and infrastructures and on our ability to enhance, expand and adapt these systems and infrastructures in a timely and cost-effective manner.

In order for us to succeed, our information technology systems and infrastructures must perform well on a consistent basis. Our products and systems rely on software and hardware that is highly technical and complex, and depend on the ability of such software and hardware to store, retrieve, process and manage immense amounts of data. Despite internal testing, particularly when first introduced or when new versions or enhancements are released, our software may contain serious errors or defects, security vulnerabilities, or software bugs that are difficult to detect and correct, which we may be unable to successfully correct in a timely manner or at all. This could result in lost revenue, significant expenditures of capital, a delay or loss in market acceptance, and damage to our reputation and brand.

We have in the past experienced, and we may from time to time in the future experience, system interruptions that make some or all of our systems or data temporarily unavailable and prevent our products from functioning properly for our users; any such interruption could arise for any number of reasons, including human errors. Further, our systems and infrastructures are vulnerable to damage from fire, power loss, hardware errors, cyber-attacks, technical limitations, telecommunications failures, acts of God and similar events. While we have backup systems in place for certain aspects of our operations, not all of our systems and infrastructures are fully redundant. Disaster recovery planning can never account for all possible eventualities and our property and business interruption insurance coverage may not be adequate to compensate us fully for any losses that we may suffer. Any interruptions or outages, regardless of the cause, could negatively impact our users’ experiences with our products, tarnish our brands’ reputations and decrease demand for our products, any or all of which could materially adversely affect our business, financial condition and results of operations. Moreover, even if detected, the resolution of such interruptions may take a long time, during which customers may not be able to access, or may have limited access to, the service. See “—Security breaches, improper access to or disclosure of our data or user data, other hacking and phishing attacks on our systems, or other cyber incidents could compromise the confidentiality and/or availability of sensitive information related to our business and/or personal data processed by us or on our behalf and expose us to liability, which could harm our reputation and materially adversely affect our business.”

We also continually work to update and enhance our software and systems and expand the efficiency and scalability of our technology and network systems to improve the experience of our users, accommodate substantial increases in the volume of traffic to our various products, ensure acceptable load times for our products and keep up with changes in technology and user preferences, as well as to respond to regulatory changes and evolving security risks and industry standards. Implementation of changes in our technology may cost more or take longer than originally expected and may require more testing than initially anticipated. Any failure to update and enhance our technology in a timely and cost-effective manner could materially adversely affect our users’ experience with our various products and thereby negatively impact the demand for our products, and could increase our costs, either of which could materially adversely affect our business, financial condition and results of operations. Furthermore, our future success will depend on our ability to adapt to emerging technologies such as tokenization, new authentication technologies, such as blockchain technologies, artificial intelligence, virtual and augmented reality, and cloud technologies. However, our efforts to adapt to emerging technologies may not always be successful and we may not make appropriate investments in new technologies, which could materially adversely affect our business, financial condition and results of operations.

As we increase our reliance on cloud-based applications and platforms to operate and deliver our products and services, any disruption or interference with these platforms could adversely affect our financial condition and results of operations.

We are migrating a portion of our computing infrastructure to third party-hosted, cloud-based computing platforms. These migrations can be risky and may cause disruptions to the availability of our products due to service outages, downtime or other unforeseen issues that could increase our costs. We also may be subject to additional risk of cybersecurity breaches or other improper access to our data or confidential information during or following migrations to cloud-based computing platforms. In addition, cloud computing services may operate differently than anticipated when introduced or when new versions or enhancements are released. As we increase our reliance on cloud-based computing services, our exposure to damage from service interruptions may increase. In the event any such issues arise, it may be difficult for us to switch our operations from our primary cloud-based providers to alternative providers. Further, any such transition could involve significant time and expense and could negatively impact our ability to deliver our products and services, which could harm our financial condition and results of operations.

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

Although we try to ensure that our employees and consultants do not use the proprietary information or know-how of others in their work for us, we may be subject to claims that we or our employees or consultants have inadvertently or otherwise used or disclosed intellectual property, including inventions, trade secrets, software code or other proprietary information, of a former employer or other third parties. Litigation may be necessary to defend against these claims and if we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel. Further, while it is our policy to require our employees and contractors who may be involved in the conception or development of intellectual property to execute agreements assigning such intellectual property to us, we may be unsuccessful in executing such an agreement with each party who, in fact, conceives or develops intellectual property that we regard as our own. Additionally, any such assignment of intellectual property rights may not be self-executing, or the assignment agreements may be breached, and we may be forced to bring claims against third parties, or defend claims that they may bring against us, to determine the ownership of what we regard as our intellectual property.

As we face increasing competition and develop new products, we expect the number of patent and other intellectual property claims against us may grow. There may be intellectual property or other rights held by others, including issued or pending patents, that cover significant aspects of our products and services, and we cannot be sure that we are not infringing or violating, and have not infringed or violated, any third-party intellectual property rights or that we will not be held to have done so or be accused of doing so in the future. For example, in April 2018, Match Group, Inc. filed a lawsuit against us for patent and trademark infringement, as well as trade secret misappropriation. In June 2020, we reached an agreement with Match Group, Inc. to settle such lawsuit. For additional information, please see Note 18, Commitments and Contingencies, to the audited consolidated financial statements included in “Item 8―Financial Statements and Supplementary Data”.

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

Our intellectual property is a material asset of our business and our success depends in part on our ability to protect our proprietary rights and intellectual property. For example, we rely heavily upon our trademarks, designs, copyrights, related domain names, social media handles and logos to market our brands and to build and maintain brand loyalty and recognition. We also rely upon patents, proprietary technologies and trade secrets, as well as a combination of laws, and contractual restrictions, including confidentiality agreements with employees, customers, suppliers, affiliates and others, to establish, protect and enforce our various intellectual property rights. For example, we have generally registered and continue to apply to register and renew, or secure by contract where appropriate, trademarks and service marks as they are developed and used, and reserve, register and renew domain names and social media handles as we deem appropriate. If our trademarks and trade names are not adequately protected, then we may not be able to build and maintain name recognition in our markets of interest and our business may be adversely affected. Effective trademark protection may not be available or may not be sought in every country in which our products are made available, in every class of goods and services in which we operate, and contractual disputes may affect the use of marks governed by private contract. Our registered or unregistered trademarks or trade names may be challenged, infringed, circumvented or declared generic or determined to be infringing on other marks. For example, third parties have challenged our “BUMBLE” trademarks in the United Kingdom (“UK”) and the EU, and if such challenges are successful, we could lose valuable trademark rights. Further, at times, competitors may adopt trade names or trademarks similar to ours, thereby impeding our ability to build brand identity and possibly leading to market confusion. Similarly, not every variation of a domain name or social media handle may be available or be registered by us, even if available. The occurrence of any of these events could result in the erosion of our brands and limit our ability to market our brands using our various domain names and social media handles, as well as impede our ability to effectively compete against competitors with similar technologies or products, any of which could materially adversely affect our business, financial condition and results of operations.

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

We are subject to a variety of laws and regulations in the United States and abroad that involve matters that are important to or may otherwise impact our business, including, among others, broadband internet access, online commerce, advertising, user privacy, data protection, cyber security, intermediary liability, protection of minors, consumer protection, general safety, sex-trafficking, discrimination, taxation and securities law compliance. The introduction of new products, expansion of our activities in certain jurisdictions, or other actions that we may take may subject us to additional laws, regulations or other government scrutiny. In addition, foreign laws and regulations can impose different obligations or be more restrictive than those in the United States.

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

In addition, the introduction of new brands and products, or changes to existing brands and products, may result in new or enhanced governmental or regulatory scrutiny. As a result, the application, interpretation, and enforcement of these laws and regulations are often uncertain and difficult to predict, particularly in the new and rapidly-evolving industry in which we operate, and may be interpreted and applied inconsistently from state to state and country to country and inconsistently with our current policies and practices. These laws and regulations, as well as any associated inquiries or investigations or any other government actions, may be costly to comply with and may delay or impede the development of new products, require that we change or cease certain business practices, result in negative publicity, increase our operating costs, require significant management time and attention, and subject us to remedies that may harm our business, including fines, demands or orders that require us to modify or cease existing business practices. For example, a variety of laws and regulations govern the ability of users to cancel subscriptions and auto-payment renewals. We have in the past and may in the future be subject to claims under such laws and regulations that could materially adversely affect our business.

The promulgation of new laws or regulations, or the new interpretation of existing laws and regulations, in each case, that restrict or otherwise unfavorably impact our business, or our ability to provide or the manner in which we provide our services, could require us to change certain aspects of our business and operations to ensure compliance, which could decrease demand for services, reduce revenues, increase costs and subject us to additional liabilities. For example, U.S. courts have frequently interpreted Title III of the Americans with Disabilities Act (the “ADA”) to require websites and web-based applications to be made fully accessible to individuals with disabilities. Though we have made enhancements to our products to improve accessibility, we may still become subject to claims that our apps are not fully compliant with the ADA, which may require us to make additional modifications to our products to provide enhanced or accessible services to, or make reasonable accommodations for, individuals, and could result in litigation, including class action lawsuits.

In addition, concerns about harms and the use of dating products and social networking platforms for such illegal and harmful conduct have produced and could continue to produce future legislation or other governmental action. For example, in January 2020, the Committee on Oversight Subcommittee on Economic and Consumer Policy of the U.S. House of Representatives launched an investigation into the online dating industry’s user safety policies, including certain practices of our businesses relating to the identification and removal of registered sex offenders and underage individuals from our platforms. The United Kingdom and European Union are also considering new legislation on this topic. For instance, a draft Online Safety Bill has been proposed in the United Kingdom and the European Union introduced proposed legislation referred to as the Digital Services Act and the Digital Markets Act. Proposed legislation could expose platforms to liability similar to existing legislation in other jurisdictions or, in some cases, more expansive liability, and may significantly increase our compliance costs, including costs related to content moderators. For instance, the Digital Services Act intends to limit or remove protections afforded technology platforms under the e-Commerce Directive. Similarly, in the United States, at the federal level, policymakers have discussed various legislative proposals that purport to limit or remove the protections afforded to technology platforms under the Communications Decency Act, which protect technology platforms from civil liability for certain type of content and actions of the platform’s users. If future legislation or governmental action is proposed or taken to address concerns regarding such harms, and if existing protections are limited or removed, changes could be required to our products that could restrict or impose additional costs upon the conduct of our business generally or cause users to abandon our products, which may in turn materially adversely affect our business, financial condition and results of operations.

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

Additionally, actual or perceived environmental, social, governance and other sustainability (“ESG”) matters and our response to these matters could harm our reputation and business results. Increasing governmental and societal attention to ESG matters, including expanding mandatory and voluntary reporting, diligence, and disclosure on topics such as climate change, human capital, labor and risk oversight, could expand the nature, scope, and complexity of matters that we are required to control, assess and report. These factors may alter the environment in which we do business and may increase the ongoing costs of compliance and adversely impact our results of operations and cash flows. If we are unable to adequately address such ESG matters or fail to comply with all laws, regulations, policies and related interpretations, it could negatively impact our reputation and our business results.

Furthermore, we are subject to rules and regulations of the United States and abroad relating to export controls and economic sanctions, including, but not limited to, trade sanctions administered by the Office of Foreign Assets Control within the U.S. Department of the Treasury, as well as the Export Administration Regulations administered by the Department of Commerce. These regulations may limit our ability to market, sell, distribute or otherwise transfer our products or technology to prohibited countries or persons. While we have taken steps to comply with these rules and regulations, a determination that we have failed to comply, whether knowingly or inadvertently, may result in substantial penalties, including fines, enforcement actions, civil and/or criminal sanctions, the disgorgement of profits, and may materially adversely affect our business, results of operations and financial condition. See “—We operate in various international markets, including certain markets in which we have limited experience. As a result, we face additional risks in connection with certain of our international operations.”

We must comply with rapidly-evolving privacy and data protection laws across jurisdictions, and the failure to do so could result in claims, changes to our business practices, monetary penalties, increased cost of operations, or declines in user growth or engagement, or otherwise harm our business.

Our success depends, in part, on our ability to access, collect, and use personal data about our users and payers in a responsible way, and to comply with applicable data privacy laws. We process a significant volume of personal information and other regulated information both about our users. There are numerous laws in the countries in which we operate regarding privacy and numerous laws that stipulate detailed requirements for the storage, sharing, use, processing, disclosure and protection of identifying or personal information, the scope of which are constantly changing, and in some cases, these laws are inconsistent and conflicting and subject to differing interpretations. As new laws of this nature are proposed and adopted across the world, we currently, and from time to time, may not be in technical compliance with all such laws. Such laws also are becoming increasingly rigorous and could be interpreted and applied in ways that may have a material adverse effect on our business, financial condition, results of operations and prospects. In addition, enforcement practices are likely to remain unpredictable for the foreseeable future.

Amongst other laws and regulations, we are and will continue to be subject to:

•
the General Data Protection Regulation (“GDPR”), which became effective in May 2018 and greatly increased the EU’s jurisdictional reach of its laws and added a broad array of detailed requirements for the handling of personal data. The GDPR includes obligations and restrictions concerning the consent and rights of individuals to whom the personal data relates, the transfer of personal data out of the European Economic Area, security breach notifications and maintaining the security and confidentiality of personal data. Under the GDPR we may be subject to fines of up to €20 million or up to 4% of the total worldwide annual group turnover of the preceding financial year (whichever is higher), as well as face claims from individuals based on the GDPR’s private rights of action. The GDPR will continue to be interpreted by EU data protection regulators, which may require that we make changes to our business practices, which could be time-consuming and expensive, and could generate additional risks and liabilities.
•
the UK GDPR. The United Kingdom transposed the GDPR into domestic law (combining the GDPR and the Data Protection Act of 2018) that took effect in January 2021, which exposes us to two parallel regimes for the protection of personal data, each of which authorizes similar fines and which may lead to potentially divergent enforcement actions for certain violations.
•
legislation that the European Union is also currently working on to replace the EU’s Privacy and Electronic Communications (so-called “e-Privacy”) Directive, notably to amend rules on the use of cookies, electronic communications data and metadata, and direct electronic marketing.

•
the California Consumer Privacy Act (“CCPA”), which took effect on January 1, 2020, the Illinois Biometric Information Privacy Act (“BIPA”), which became effective in 2008 and the California Privacy Rights Act (“CPRA”), which was passed in November 2020 and will take effect in January 2023 (with a look back to data collected starting in January 2022). The CPRA will significantly modify the CCPA, including by expanding consumers’ rights with respect to certain sensitive personal information. The CPRA also creates a new state agency that will be vested with authority to implement and enforce the CCPA and the CPRA.
•
new legislation proposed or enacted in a number of states (including the Virginia Consumer Data Protection Act and the Colorado Privacy Act, which were signed into law in 2021 and will take effect in January and July 2023, respectively) which impose, or have the potential to impose, additional obligations on companies that collect, store, use, retain, disclose, transfer and otherwise process confidential, sensitive and personal information, and which will continue to shape the data privacy environment nationally.

Internationally, we may become subject to additional and/or more stringent legal obligations concerning our treatment of customer and other personal information, such as laws regarding data localization and/or restrictions on data export. For example, in July 2020 the European Union Court of Justice struck down a permitted personal data transfer mechanism between the European Union and the United States, which has led to the creation of a more complex legal regime for transferring personal data outside the European Economic Area and the United Kingdom and more scrutiny from data protection enforcement bodies around how companies are exporting and communicating personal data across borders. We may need to discontinue the use of certain U.S.-based service providers if the services they provide are deemed non-compliant with UK and European data protection legislation.

Additionally, governmental agencies like the Consumer Financial Protection Bureau and the Federal Trade Commission have adopted, or are considering adopting, laws and regulations concerning personal information and data security. For example, the Federal Trade Commission has increased its focus on privacy and data security practices at digital companies, as evidenced by it levying, in July 2019, of a $5 billion fine against Facebook (now Meta) for privacy violations.

The myriad international and U.S. privacy and data breach laws are not consistent, and compliance in the event of a widespread data breach is difficult and may be costly. Moreover, states have been frequently amending existing laws, requiring constant attention to changing regulatory requirements. In addition to government regulation, privacy advocates and industry groups have and may in the future propose self-regulatory standards from time to time. These and other industry standards may legally or contractually apply to us, or we may elect to comply with such standards. We expect that there will continue to be new proposed laws and regulations concerning data privacy and security, and we cannot yet determine the impact such future laws, regulations and standards may have on our business. Because the interpretation and application of data protection laws, regulations, standards and other obligations are still uncertain, and often contradictory and in flux, it is possible that the scope and requirements of these laws may be interpreted and applied in a manner that is inconsistent with our practices and our efforts to comply with the evolving data protection rules may be unsuccessful. Failure to comply with evolving privacy laws could result in claims, changes to our business practices, monetary penalties, increased cost of operations, or declines in user growth or engagement, or otherwise harm our business or our reputation, and to the extent that we need to alter our business model or practices to adapt to these obligations, we could incur additional expenses, which may in turn materially adversely affect our business, financial condition, and results of operations.

We are subject to litigation and adverse outcomes in such litigation could have a material adverse effect on our financial condition.

We are, and from time to time may become, subject to litigation and various legal proceedings, including litigation and proceedings related to intellectual property matters, privacy, data protection and consumer protection laws, as well as stockholder derivative suits, class action lawsuits, mass arbitrations, actions from former employees and other matters, that involve claims for substantial amounts of money or for other relief, results in significant costs for legal representation, arbitration fees, or other legal or related services, or that might necessitate changes to our business or operations. Such claims are often more likely in times of stock price volatility and have resulted in a class action complaint made against us. Further, because we strive for gender equality in relationships and empower women to make the first move on our platforms, we have been, and may continue to be, subject to discrimination lawsuits. The defense of these actions is time consuming and expensive and may subject us to remedies that may require us to modify or cease existing business. We evaluate these litigation claims and legal proceedings to assess the likelihood of unfavorable outcomes and to estimate, if possible, the amount of potential losses. Based on these assessments and estimates, we may establish reserves and/or disclose the relevant litigation claims or legal proceedings, as and when required or appropriate. These assessments and estimates are based on information available to management at the time of such assessment or estimation and involve a significant amount of judgment. As a result, actual outcomes or losses could differ materially from those envisioned by our current assessments and estimates. Our failure to successfully defend or settle any of these litigations or legal proceedings could result in liability that, to the extent not covered by our insurance, could have a material adverse effect on our business, financial condition and results of operations. Please see Part I, “Item 3— Legal Proceedings” and Note 18, Commitments and Contingencies, to the audited consolidated financial statements included in “Item 8―Financial Statements and Supplementary Data.”

Online applications are subject to various laws and regulations relating to children’s privacy and protection, which if violated, could subject us to an increased risk of litigation and regulatory actions.

A variety of laws and regulations have been adopted in recent years aimed at protecting children using the internet such as the COPPA and Article 8 of the GDPR. We implement certain precautions to ensure that minors do not gain access to our application. Despite our efforts, no assurances can be given that such measures will be sufficient to completely avoid allegations of violations of such laws and regulations, any of which could expose us to significant liability, penalties, reputational harm and loss of revenue, among other things. Additionally, new regulations are being considered in various jurisdictions (such as proposed amendments to the e-Privacy Directive, the UK's draft Online Safety Bill, and the Digital Services Act) to, among other things, require the monitoring of user content or the verification of users’ identities and age and expand the scope of what constitutes "online harm" to children. Such new regulations, or changes to existing regulations, could increase the cost of our operations and materially adversely affect our business, financial condition and results of operations.

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

Action by governments to restrict access to Bumble app or our other products in their countries could substantially harm our business and financial results.

Governments from time to time seek to censor content available on Bumble app or our other products in their country, restrict access to our products from their country entirely, or impose other restrictions (including on third-party platforms that market and distribute our products) that may affect the accessibility of our products in their country for an extended period of time or indefinitely. For example, user access to Bumble app and certain of our other products may be restricted in China, whether for political reasons, in response to decisions we make regarding governmental requests, or otherwise. In addition, government authorities in other countries may seek to restrict user access to our products if they consider us to be in violation of their laws or a threat to public safety or for other reasons, such as considering the content on our platforms, or online dating and social connection services generally, immoral. For example, in September 2020 certain online dating platforms were banned in Pakistan for disseminating what it deemed to be “immoral and indecent” content. In the event that content shown on Bumble app or our other products is subject to censorship, access to our products is restricted, in whole or in part, in one or more countries, we are required to or elect to make changes to our operations, or other restrictions are imposed on our products, or our competitors are able to successfully penetrate new geographic markets or capture a greater share of existing geographic markets that we cannot access or where we face other restrictions, our ability to retain or increase our user base, user engagement, or the level of advertising by marketers may be adversely affected, we may not be able to maintain or grow our revenue as anticipated, and our financial results could be materially adversely affected.

The United Kingdom’s withdrawal from the European Union could have a material adverse effect on our business.

Following the United Kingdom’s withdrawal from the European Union (“Brexit”) a new trade and cooperation agreement (the “Trade and Cooperation Agreement”) entered into force on May 1, 2021. While the economic integration does not reach the level that existed during the time the United Kingdom was a member state of the European Union, the Trade and Cooperation Agreement sets out preferential arrangements in areas such as trade in goods and in services, digital trade and intellectual property. Negotiations between the United Kingdom and the European Union are expected to continue in relation to the relationship between the United Kingdom and the European Union in certain other areas which are not covered by the Trade and Cooperation Agreement. The long term effects of Brexit will depend on the effects of the implementation and application of the Trade and Cooperation Agreement and any other relevant agreements between the United Kingdom and the European Union.

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

We have a substantial amount of debt, which requires significant interest and principal payments. In connection with the Sponsor Acquisition, in January 2020, we entered into a senior secured term loan facility (the “Initial Term Loan Facility”) in an original aggregate principal amount of $575.0 million and a senior secured revolving credit facility (the “Revolving Credit Facility”) in an aggregate principal amount of up to $50.0 million. In October 2020, we entered into an incremental senior secured term loan facility (the “Incremental Term Loan Facility” and, together with the Initial Term Loan Facility, the “Term Loan Facility”; the Term Loan Facility together with the Revolving Credit Facility, the “Senior Secured Credit Facilities”) in an original aggregate principal amount of $275.0 million. We used a portion of the proceeds from our IPO to repay approximately $200.0 million in aggregate principal amount under the Term Loan Facility. As of December 31, 2021, we had $638.6 million of indebtedness outstanding. Subject to the limits contained in the credit agreement entered into on January 29, 2020, among the Company and its wholly-owned subsidiaries, Buzz Bidco LLC, Buzz Merger Sub, and Buzz Finco LLC (as subsequently amended, the “Credit Agreement”) that governs our Senior Secured Credit Facilities, we may be able to incur substantial additional debt from time to time to finance working capital, capital expenditures, investments or acquisitions, or for other purposes. If we do so, the risks related to our high level of debt could increase. Specifically, our high level of debt could have important consequences, including the following:

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

Our ability to make scheduled payments on and to refinance our indebtedness depends on and is subject to our financial and operating performance, which in turn is affected by general and regional economic, financial, competitive, business and other factors and reimbursement actions of governmental and commercial payers, all of which are beyond our control, including the availability of financing in the international banking and capital markets. We cannot assure you that our business will generate sufficient cash flow from operations or that future borrowings will be available to us in an amount sufficient to enable us to service our debt, to refinance our debt or to fund our other liquidity needs. Any refinancing or restructuring of our indebtedness could be at higher interest rates and may require us to comply with more onerous covenants that could further restrict our business operations. Moreover, in the event of a default, the holders of our indebtedness could elect to declare such indebtedness to be due and payable and/or elect to exercise other rights, such as the lenders under our Revolving Credit Facility terminating their commitments thereunder and ceasing to make further loans or the lenders under our Senior Secured Credit Facilities instituting foreclosure proceedings against their collateral, any of which could materially adversely affect our results of operations and financial condition.

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

The payment obligation under the tax receivable agreement is an obligation of Bumble Inc. and not of Bumble Holdings. While the amount of existing tax basis and anticipated tax basis adjustments and utilization of tax attributes, as well as the amount and timing of any payments under the tax receivable agreement, will vary depending upon a number of factors, we expect the payments that Bumble Inc. may make under the tax receivable agreement will be substantial. The actual amounts payable will depend upon, among other things, the timing of purchases or exchanges, the price of shares of our Class A common stock at the time of such purchases or exchanges, the extent to which such purchases or exchanges are taxable and the amount and timing of our taxable income. We estimate the amount of existing tax basis with respect to which our pre-IPO owners will be entitled to receive payments under the tax receivable agreement (assuming all Pre-IPO Common Unitholders exchanged their Common Units for shares of Class A common stock on the date of the initial public offering, and assuming all vested Incentive Units were converted to Common Units and subsequently exchanged for shares of Class A common stock at the initial public offering price of $43.00 per share of Class A common stock) is approximately $2,603.7 million, which includes Bumble Inc.’s allocable share of existing tax basis acquired in the IPO, which we have determined to be approximately $1,728.1 million. In determining Bumble Inc.’s allocable share of existing tax basis acquired in the IPO, we have given retrospective effect to certain exchanges of Common Units for Class A shares that occurred following the IPO that were contemplated to have occurred pursuant to the Blocker Restructuring. The payments under the tax receivable agreement are not conditioned upon continued ownership of us by the pre-IPO owners.

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

Accordingly, it is possible that the actual cash tax benefits realized by Bumble Inc. may be significantly less than the corresponding tax receivable agreement payments. It is also possible that payments under the tax receivable agreement may be made years in advance of the actual realization, if any, of the anticipated future tax benefits. There may be a material negative effect on our liquidity if the payments under the tax receivable agreement exceed the actual cash tax benefits that Bumble Inc. realizes in respect of the tax attributes subject to the tax receivable agreement and/or if distributions to Bumble Inc. by Bumble Holdings are not sufficient to permit Bumble Inc. to make payments under the tax receivable agreement after it has paid taxes and other expenses. Based upon certain assumptions, we estimate that if Bumble Inc. had exercised its termination right immediately following the IPO, the aggregate amount of the early termination payments required under the tax receivable agreement would have been approximately $1,255.9 million. In determining this estimated early termination payment, we have given retrospective effect to certain exchanges of Common Units for Class A shares that occurred following the IPO that were contemplated to have occurred pursuant to the Blocker Restructuring. The foregoing number is merely an estimate and the actual payments could differ materially. We may need to incur additional indebtedness to finance payments under the tax receivable agreement to the extent our cash resources are insufficient to meet our obligations under the tax receivable agreement as a result of timing discrepancies or otherwise, and these obligations could have the effect of delaying, deferring or preventing certain mergers, asset sales, other forms of business combinations or other changes of control.

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

As of the date of this Annual Report on Form 10-K, our Principal Stockholders beneficially own approximately 92% of the combined voting power of our Class A and Class B common stock. Moreover, we nominate to our board individuals designated by our Principal Stockholders in accordance with the stockholders agreement. Our Principal Stockholders have the right to designate directors subject to the maintenance of certain ownership requirements in us. Even when our Principal Stockholders cease to own shares of our stock representing a majority of the total voting power, for so long as our Principal Stockholders continue to own a significant percentage of our stock, they will still be able to significantly influence or effectively control the composition of our board of directors and the approval of actions requiring stockholder approval through their voting power. Accordingly, for such period of time, our Principal Stockholders will have significant influence with respect to our management, business plans and policies, including the appointment and removal of our officers. In particular, for so long as our Sponsor continues to own a significant percentage of our stock, our Sponsor will be able to cause or prevent a change of control of our company or a change in the composition of our board of directors and could preclude any unsolicited acquisition of our company. The concentration of ownership could deprive you of an opportunity to receive a premium for your shares of Class A common stock as part of a sale of our company and ultimately might affect the market price of our Class A common stock.

In addition, as of the date of this Annual Report on Form 10-K, the Pre-IPO Common Unitholders (which include our Sponsor and our Founder) own approximately 31% of the Common Units. Because they hold their ownership interest in our business directly in Bumble Holdings, rather than through Bumble Inc., the Pre-IPO Common Unitholders may have conflicting interests with holders of shares of our Class A common stock. For example, if Bumble Holdings makes distributions to Bumble Inc., the Pre-IPO Common Unitholders and participating Incentive Unitholders (as described below) will also be entitled to receive such distributions pro rata in accordance with the percentages of their respective Common Units or Incentive Units, as applicable, in Bumble Holdings and their preferences as to the timing and amount of any such distributions may differ from those of our public stockholders. Incentive Units initially will not be entitled to receive distributions (other than tax distributions) until holders of Common Units have received a minimum return as provided in the amended and restated limited partnership agreement of Bumble Holdings. However, Incentive Units will have the benefit of adjustment provisions that will reduce the participation threshold for distributions in respect of which they do not participate until there is no participation threshold, at which time the Incentive Units would participate pro rata with distributions on Common Units. Our pre-IPO owners may also have different tax positions from us which could influence their decisions regarding whether and when to dispose of assets, especially in light of the tax receivable agreement, whether and when to incur new or refinance existing indebtedness, and whether and when Bumble Inc. should terminate the tax receivable agreement and accelerate its obligations thereunder. In addition, the structuring of future transactions may take into consideration our pre-IPO owners’ tax or other considerations even where no similar benefit would accrue to us.

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

Our Principal Stockholders are parties to a stockholders agreement and, as of the date of this Annual Report on Form 10-K, beneficially own approximately 92% of the combined voting power of our Class A and Class B common stock. As a result, we are a “controlled company” within the meaning of the Nasdaq corporate governance standards. Under these corporate governance standards, a company of which more than 50% of the voting power in the election of directors is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements. For example, controlled companies:

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

We incur increased costs and are subject to additional regulations and requirements as a result of becoming a public company, which could lower our profits, make it more difficult to run our business or divert management’s attention from our business.

As a public company, we are required to commit significant resources and management time and attention to the requirements of being a public company, which causes us to incur significant legal, accounting and other expenses that we had not incurred as a private company, including costs associated with public company reporting requirements. We also incur costs associated with the Sarbanes-Oxley Act of 2002 (the “Sarbanes- Oxley Act”) and related rules implemented by the Securities and Exchange Commission (the “SEC”) and Nasdaq, and compliance with these requirements place significant demands on our legal, accounting and finance staff and on our accounting, financial and information systems. In addition, we might not be successful in implementing these requirements. The expenses incurred by public companies generally for reporting and corporate governance purposes have been increasing. We expect these rules and regulations to increase our legal and financial compliance costs and to make some activities more time-consuming and costly, although we are currently unable to estimate these costs with any degree of certainty. These laws and regulations also could make it more difficult or costly for us to obtain certain types of insurance, and in certain cases has, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage, higher retention, or incur substantially higher costs to obtain the same or similar coverage. These laws and regulations could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as our executive officers. Furthermore, if we are unable to satisfy our obligations as a public company, we could be subject to delisting of our Class A common stock, fines, sanctions and other regulatory action and potentially civil litigation.

If we fail to maintain effective internal control over financial reporting, our ability to produce timely and accurate financial statements or comply with applicable laws and regulations could be impaired.

Our management has determined that we had a material weakness in our internal control over financial reporting which was considered remediated as of the end of 2021. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

Specifically, the material weakness we identified related to a lack of defined processes and controls over information technology.

These information technology control deficiencies, when aggregated, were a material weakness and could have resulted in, and may still result in, a material misstatement to our financial statements that may not be prevented or detected. Given we operated as a private company prior to the IPO, we did not have the necessary processes and controls formalized to effectively implement information technology controls within key financial systems.

We have taken the following actions to remediate this material weakness:

•
Broadened the scope of existing information technology general controls for user access and segregation of duties, change management, computer operations, and program development. We have also reviewed and strengthened policies related to each of these IT domains.
•
Engaged an external advisor to assist us with documenting our internal controls, gaps in internal controls, assisting with remediation, and monitoring remediation progress.
•
Delivered periodic training to our team members on internal controls over financial reporting.

•
Strengthened our compliance and accounting functions with additional experienced hires to assist in our risk assessment process and the design and implementation of controls responsive to those deficiencies.

We cannot assure you that the measures we have taken to remediate the material weakness will be sufficient to prevent future material weaknesses. Our current controls and any new controls that we develop may become inadequate because of changes in conditions in our business and we may discover weaknesses in our disclosure controls and internal control over financial reporting in the future. Additional material weaknesses or failure to maintain effective internal control over financial reporting could cause us to fail to meet our reporting obligations as a public company and may result in a restatement of our financial statements for prior periods.

In addition, we are currently assessing the impact of any changes to our controls as a result of the discontinuation of our operations in Russia. To the extent that the discontinuation of our operations in Russia causes a disruption to our business, it could have an adverse effect on our internal control over financial reporting.

Our independent registered public accounting firm is not required to formally attest to the effectiveness of our internal control over financial reporting until after we are no longer an “emerging growth company” as defined in the JOBS Act. At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our internal control over financial reporting is documented, designed, or operating. If we are not able to complete our initial assessment of our internal controls and otherwise implement the requirements of Section 404 of the Sarbanes-Oxley Act in a timely manner or with adequate compliance, our independent registered public accounting firm may not be able to certify as to the adequacy of our internal control over financial reporting. Any failure to implement and maintain effective internal control over financial reporting could adversely affect the results of periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal control over financial reporting that we will eventually be required to include in our periodic reports that are filed with the SEC. Ineffective disclosure controls and procedures and internal control over financial reporting could also cause investors to lose confidence in our reported financial and other information, which would likely have a negative effect on the trading price of our Class A common stock. In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed on Nasdaq.

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

In addition, any shares of Class A common stock or Common Units purchased or otherwise acquired by the Principal Stockholders after the IPO would also entitle the Principal Stockholders to outsized voting rights until the High Vote Termination Date. Consequently, the voting power of our Principal Stockholders, and the disparity between the voting power held by our Principal Stockholders and the level of their economic interest, would increase if they acquired additional shares of Class A common stock or Common Units following the IPO. Moreover, our Principal Stockholders would retain this disparate voting power even if they have engaged in hedging or other transactions that have offset their economic exposure. Further, our voting structure poses a risk that even if our Principal Stockholders hold relatively small economic interests, prior to the High Vote Termination Date they could potentially use their outsized voting control to approve further changes in governance to the detriment of non-controlling holders of Class A common stock, which could result in delisting under Nasdaq listing requirements, resulting in reduced liquidity and loss of value for investors.

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

As of February 28, 2022, we have 5,870,534,334 shares of Class A common stock authorized but unissued, including 58,773,577 shares of Class A common stock issuable upon exchange of Common Units that are held by the Pre-IPO Common Unitholders. Our certificate of incorporation authorizes us to issue these shares of Class A common stock and options, rights, warrants and appreciation rights relating to Class A common stock for the consideration and on the terms and conditions established by our board of directors in its sole discretion, whether in connection with acquisitions or otherwise. Similarly, the amended and restated limited partnership agreement of Bumble Holdings permits Bumble Holdings to issue an unlimited number of additional limited partnership interests of Bumble Holdings with designations, preferences, rights, powers and duties that are different from, and may be senior to, those applicable to the Common Units, and which may be exchangeable for shares of our Class A common stock. Additionally, we have reserved an aggregate of 44,890,201 shares of Class A common stock or Common Units for issuance under our Omnibus Incentive Plan, including shares of Class A common stock issuable following vesting and upon exchange for 10,694,449 as-converted Incentive Units held by the Incentive Unitholders with a weighted average participation threshold of $13.84 per unit. There are also 4,500,000 shares of Class A common stock reserved for issuance under our 2021 Employee Stock Purchase Plan (“ESPP”). Any Class A common stock that we issue, including under our Omnibus Incentive Plan, our ESPP or other equity incentive plans that we may adopt in the future, would dilute the percentage ownership held by investors who purchase Class A common stock.

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

The sale of substantial amounts of shares of our Class A common stock in the public market, or the perception that such sales could occur, could harm the prevailing market price of shares of our Class A common stock. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell shares of our Class A common stock in the future at a time and at a price that we deem appropriate. In addition, our Sponsor has pledged substantially all of the shares of our Class A common stock held by it pursuant to a margin loan agreement and any foreclosure upon those shares could result in sales of a substantial number of shares of our Class A common stock in the public market, which could substantially decrease the market price of our Class A common stock. As of February 28, 2022, we have a total of 129,465,666 shares of our Class A common stock outstanding. Of these shares, 85,546,464 shares of our Class A common stock were freely tradable without restriction or further registration under the Securities Act of 1933, as amended (the “Securities Act”), by persons other than our “affiliates,” as that term is defined under Rule 144 of the Securities Act.

In addition, we and the holders of our Common Units have entered into an exchange agreement under which they (or certain permitted transferees) have the right to exchange their Common Units (including Common Units issued upon conversion of vested Incentive Units) for shares of our Class A common stock on a one-for-one basis, subject to customary conversion rate adjustments. Subject to the terms of the exchange agreement, an aggregate of 58,773,577 Common Units may be exchanged for shares of our Class A common stock. Any shares we issue upon exchange of Common Units will be “restricted securities” as defined in Rule 144 and may not be sold in the absence of registration under the Securities Act unless an exemption from registration is available, including the exemptions contained in Rule 144. Under applicable SEC guidance, we believe that for purposes of Rule 144 the holding period in such shares will generally include the holding period in the corresponding Common Units exchanged.

Subject to certain limitations and exceptions, pursuant to the terms of the amended and restated limited partnership agreement of Bumble Holdings, the Incentive Unitholders, which hold 10,694,449 Incentive Units as of February 28, 2022, which have a weighted-average per unit participation threshold of $13.84 per Incentive Unit, will have the right to convert their vested Incentive Units into Common Units of Bumble Holdings. Common Units received upon conversion will be exchangeable on a one-for-one basis for shares of Class A common stock of Bumble Inc. in accordance with the terms of the exchange agreement. Assuming such Incentive Units are fully vested, as of February 28, 2022, 4,919,529 shares of Class A common stock would be issuable upon the exchange of an equivalent number of Common Units into which outstanding Incentive Units (assuming such Incentive Units are converted to Common Units) that are held by the Incentive Unitholders may be converted. The delivery of shares of Class A common stock upon exchange of Common Units received in conversion of Incentive Units will be registered on one or more registration statements on Form S-8.

All of such shares will be eligible for resale in the public market, subject, in the case of shares held by our affiliates, to volume, manner of sale and other limitations under Rule 144. We expect that our Sponsor will continue to be considered an affiliate based on its expected share ownership and its board nomination rights. Certain other of our stockholders may also be considered affiliates at the time of their sale of shares of our Class A common stock. However, the holders of these shares of Class A common stock will have the right, subject to certain exceptions and conditions, to require us to register their shares of Class A common stock under the Securities Act, and they will have the right to participate in future registrations of securities by us. Registration of any of these outstanding shares of Class A common stock would result in such shares becoming freely tradable without compliance with Rule 144 upon effectiveness of the registration statement.

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
•
our development and improvement of the quality of our app experiences, including, enhancing existing and creating new products, services, technology and features;
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
•
changes in business or macroeconomic conditions, including the impact of the current COVID-19 outbreak, lower consumer confidence in our business or in the online dating and social connection industry generally, recessionary conditions, increased unemployment rates, stagnant or declining wages, political unrest, armed conflicts or natural disasters; and
•
changes in our expected estimated useful life of property and equipment and intangible assets.

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

Our business could be materially adversely affected by the outbreak of a widespread health epidemic or pandemic, including the outbreak of the COVID-19, which was declared a “pandemic” by the World Health Organization. The COVID-19 outbreak has reached across the globe, resulting in the implementation of significant governmental measures, including lockdowns, closures, quarantines, and travel bans intended to control the spread of the virus, as well as changes in consumer behavior as some individuals have become reluctant to engage in social activities with people outside their households. While many jurisdictions are relaxing restrictions, others have remained in place with some areas continuing to experience renewed outbreaks and surges in infection rates despite more widespread availability of vaccines. The extent to which such measures are removed or new measures are put in place will depend upon how the pandemic evolves, as well as the distribution, efficacy and acceptance of available vaccines and the rates at which they are administered. Future prevention and mitigation measures, as well as the potential for some of these measures to be reinstituted in the event of repeat waves or the emergence of new variants of the virus, have had and are likely to continue to have an adverse impact on global economic conditions and consumer confidence and spending, and could materially adversely affect demand, or users’ ability to pay, for our products and services, particularly in the geographic and demographic markets in which Badoo app operates.

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

A widespread epidemic, pandemic or other health crisis could also cause significant volatility in global markets. The COVID-19 outbreak has caused disruption in financial markets, which if it continues or intensifies, could reduce our ability to access capital and thereby negatively impact our liquidity, and has disrupted labor markets and global supply chains. In particular, we may continue to experience employee turnover as a result of the ongoing, so-called “Great Resignation.” New hires require training and take time before they achieve full productivity. If we fail to effectively manage our hiring needs or successfully integrate new hires, our efficiency, as well as our employee morale, productivity, and retention, could suffer, which may harm our business.

We intend to continue to execute on our strategic plans and operational initiatives during the COVID-19 outbreak; however, the aforementioned uncertainties may result in delays or modifications to these plans and initiatives. We continue to follow the situation closely as it evolves and monitor guidance from international and domestic authorities, including federal, state and local public health authorities. Part of our growth strategy includes increasing the number of international users and expanding into additional geographies. The timing and success of our international expansion may be negatively impacted by COVID-19, which could impede our anticipated growth.

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

Our products and services may be considered discretionary items for consumers. Factors affecting the level of consumer spending for such discretionary items include general economic conditions, and other factors, such as consumer confidence in future economic conditions, fears of recession, the availability and cost of consumer credit, levels of unemployment, tax rates, interest rates, and inflationary pressure. In recent years, the United States and other significant economic markets have experienced cyclical downturns and worldwide economic conditions remain uncertain. As global economic conditions continue to be volatile or economic uncertainty remains, including due to the COVID-19 outbreak, trends in consumer discretionary spending also remain unpredictable and subject to reductions. Unfavorable economic conditions may lead consumers to delay or reduce purchases of our products and consumer demand for our products may not grow as we expect, and we cannot be sure the extent to which we may be affected by recessionary conditions. Our sensitivity to economic cycles and any related fluctuation in consumer demand for our products and services could materially adversely affect our business, financial condition, and results of operations. In addition, political instability or adverse political developments could harm our business, financial condition and results of operations.

Foreign currency exchange rate fluctuations could materially adversely affect our results of operations.

We operate in various international markets. During the year ended December 31, 2021, 42.3% of our total revenues were international revenues. We translate international revenues into U.S. dollar-denominated operating results and during periods of a strengthening U.S. dollar, our international revenues will be reduced when translated into U.S. dollars. In addition, as foreign currency exchange rates fluctuate, the translation of our international revenues into U.S. dollar-denominated operating results affects the period-over-period comparability of such results and can result in foreign currency exchange gains and losses. We have exposure to foreign currency exchange risk related to transactions carried out in a currency other than the U.S. dollar, and investments in foreign subsidiaries with a functional currency other than the U.S. dollar. See “Item 7―Management’s Discussion and Analysis of Financial Condition and Results of Operations—Quantitative and Qualitative Disclosures About Market Risk—Foreign Currency Exchange Risk.”

Brexit has caused, and may continue to cause, volatility in currency exchange rates between the U.S. dollar and the British pound (“GBP”) and the full impact of Brexit remains uncertain. To the extent that the U.S. dollar strengthens relative to the GBP, the translation of our international revenues into U.S. dollars will reduce our U.S. dollar denominated operating results and will affect their period-over-period comparability. Other geopolitical or macroeconomic events may also cause volatility in currency exchange rates between the U.S. dollar and other currencies, such as the Euro. More recently, the significant devaluation of the Russian Ruble due to sanctions by the U.S. and other countries has impacted and will continue to impact our revenues from the region and will also impact our operating costs in the region and therefore further impact our business, financial condition and results of operations.

Significant foreign exchange rate fluctuations, in the case of one currency or collectively with other currencies, could materially adversely affect our business, financial condition and results of operations.

We may experience operational and financial risks in connection with acquisitions.

We have made and may continue to seek potential acquisition candidates to add complementary companies, products or technologies. The identification of suitable acquisition candidates can be difficult, time-consuming and costly, and we may not be able to successfully complete identified acquisitions. We may experience operational and financial risks in connection with historical and future acquisitions if we are unable to:

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

Furthermore, we may not be successful in addressing other challenges encountered in connection with our acquisitions. The anticipated benefits of one or more of our acquisitions may not be realized or the value of goodwill and other intangible assets acquired could be impacted by one or more continuing unfavorable events or trends, which could result in significant impairment charges. Any acquisitions or other strategic transactions we announce could be viewed negatively by users, marketers, developers, or investors, which may adversely affect our business or the price of our Class A common stock. The occurrence of any of these events could have a material adverse effect on our business, financial condition and results of operations.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our corporate headquarters is located in leased office space in Austin, Texas and consists of approximately 10,000 square feet spread out across various properties. In addition, we lease properties located outside of the United States, including office space in London and work space in Barcelona.

We also lease a number of operations, data centers and other facilities in several states and in international locations. Our material data centers include those in Miami, Prague and Amsterdam. We believe that our facilities are generally adequate for our current anticipated and future use, although we may from time to time lease additional facilities or vacate existing facilities as our operations require.

Item 3. Legal Proceedings

We are subject to various legal proceedings, claims, and governmental inspections, audits or investigations arising out of our business which cover matters such as general commercial, consumer protection, governmental regulations, product liability, privacy, safety, environmental, intellectual property, employment and other actions that are incidental to our business, including a number of trademark proceedings, both offensive and defensive, regarding the BUMBLE mark. Although the outcomes of these claims cannot be predicted with certainty, in the opinion of management, the ultimate resolution of these matters will not have a material adverse effect on our financial position or results of operations.

On May 29, 2018, a plaintiff filed a class action complaint against Bumble Trading Inc. in the Superior Court of the State of California alleging that Bumble app’s “women message first” feature discriminates against men and is therefore unlawful under California’s Unruh Civil Rights Act and Cal. Bus & Prof. Code Section 17200. The parties held a mediation on June 23, 2020 and signed a settlement agreement on November 20, 2020, which received final approval by the court on January 28, 2022.

In late 2021, three putative class action lawsuits were filed against the Company in Illinois alleging that certain features of the Badoo or Bumble apps violate the Illinois Biometric Information Privacy Act (“BIPA”). These lawsuits allege that the apps used facial geometry scans in violation of BIPA’s authorization, consent, and data retention policy provisions. A fourth putative class action was also filed against the Company in late 2021 in California alleging that Bumble app users’ information was collected, used, and disseminated in violation of California’s consumer protection and privacy laws. Plaintiffs in these lawsuits seek statutory damages, compensatory damages, attorneys’ fees, injunctive relief, and (in the California action) punitive damages. The Company denies wrongdoing, and intends to vigorously defend against these cases, which are still in early stages.

As of December 31, 2021, management has assessed that provisions of $8.8 million are our best estimate of any probable future obligation, including legal costs incurred to date and expected to be incurred up to completion, for the ongoing litigations. For additional information, refer to Note 18, Commitments and Contingencies, within the audited consolidated financial statements included in “Item 8―Financial Statements and Supplementary Data” in this Annual Report on Form 10-K.

In addition, in January 2022, a purported class action complaint, UA Local 13 Pension Fund v. Bumble Inc. et al., was filed in the United States District Court for the Southern District of New York naming, among others, the Company, our Chief Executive Officer, our Chief Financial Officer, our board of directors and Blackstone, as defendants. The complaint asserts claims under the U.S. federal securities laws, purportedly brought on behalf of a class of purchasers of shares of Class A common stock in in Bumble’s secondary public stock offering which took place in September 2021 (the “SPO”), that the SPO Registration Statement and prospectus contained false and misleading statements or omissions by failing to disclose certain information concerning Bumble and Badoo app paying users and related trends and issues with the Badoo app payment platform, and that as a result of the foregoing, Bumble’s business metrics and financial prospects were not as strong as represented in the SPO Registration Statement and prospectus. The complaint seeks unspecified damages and an award of costs and expenses, including reasonable attorneys’ fees, as well as equitable relief. We believe that the allegations contained in the complaint are without merit and intend to defend the complaint vigorously. We cannot predict at this point the length of time that this action will be ongoing or the liability, if any, which may arise therefrom.

Item 4. Mine Safety Disclosures

Not applicable.

Item 4A. Information About Our Executive Officers

The following table sets forth information regarding our executive officers as of the date of this Annual Report on Form 10-K:

Name	Age	Position
Whitney Wolfe Herd	32	Founder, Chief Executive Officer and Director
Tariq M. Shaukat	49	President
Anuradha B. Subramanian	40	Chief Financial Officer
Laura Franco	59	Chief Legal and Compliance Officer

Whitney Wolfe Herd is the founder of Bumble app and has served as our Chief Executive Officer and as a member of our board of directors since January 2020. Prior to founding Bumble app in 2014, Ms. Wolfe Herd was a co-founder of Tinder, a dating application, where she served as Vice President of Marketing from May 2012 to April 2014. Currently, Ms. Wolfe Herd serves on the board of directors of Imagine Entertainment as well as the Executive Board at Southern Methodist University’s Dedman College of Humanities and Sciences, where she graduated with a B.A. in International Studies.

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

Holders of Record

As of February 28, 2022, there were 86 registered holders of our Class A common stock and 20 registered holders of our Class B common stock. Because many of our shares of Class A common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

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

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

None.

Performance Graph

The following performance graph shall not be deemed soliciting material or to be filed with the SEC for purposes of Section 18 of the Exchange Act, nor shall such information be incorporated by reference into any of our other filings under the Exchange Act or the Securities Act.

The graph below compares the cumulative total stockholder return on our Class A common stock with the cumulative total return on the Nasdaq Composite Index and the Nasdaq Internet Index. The graph assumes an initial investment of $100 in our common stock at the market close on February 11, 2021, which was our initial trading day. Data for the Nasdaq Composite Index and the Nasdaq Internet Index assume reinvestment of dividends.

The comparisons in the graph below are based upon historical data and are not indicative of, nor intended to forecast, future performance of our Class A common stock.

$140
120
100
80
60
40
20
-
11-Feb-21
Feb-21
Mar-21
Apr-21
May-21
Jun-21
Jul-21
Aug-21
Sep-21
Oct-21
Nov-21
Dec-21
Bumble Inc. Class A Common Stock
Nasdaq Internet Index
Nasdaq Composite Index

Item 6. Reserved

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of the financial condition and results of operations of Bumble Inc. (the “Successor”) and Worldwide Vision Limited (the “Predecessor”), in conjunction with our consolidated financial statements and the related notes included in Part II, “Item 8—Financial Statements and Supplementary Data" of this Annual Report on Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties about our business and operations. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include without limitation those discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and those identified in Part I, “Item 1A—Risk Factors."

Overview

In 2021, Bumble operated two apps, Bumble and Badoo and we are a leader in the online dating space. We launched Bumble app in 2014 to address antiquated gender norms and a lack of kindness and accountability on the internet. By placing women at the center – where women make the first move – we are building a platform that is designed to be safe and empowering for women, and in turn, provide a better environment for everyone. Badoo app, launched in 2006, was one of the pioneers of web and mobile free-to-use dating products.

In January 2022, we acquired Fruitz, a fast-growing dating app with a Gen Z focus, which is a growing segment of online dating consumers. Fruitz encourages open and honest communication of dating intentions through playful fruit metaphors.

How We Generate Revenue

We monetize both the Bumble and Badoo apps via a freemium model where the use of our service is free and a subset of our users pay for subscriptions or in-app purchases to access premium features. These features maximize the probability of developing meaningful connections, improving their experience and saving them valuable time.

On Bumble app, our subscription offerings are called Bumble Boost and Bumble Premium. These subscription plan offerings currently include 1-day, 7-day, 1-month, 3-month, 6-month, or lifetime packages. Bumble users, both subscribers and non-subscribing users, can also access additional features through in-app purchases. On Badoo app, our subscription offerings are called Badoo Premium and Badoo Premium Plus. Badoo premium subscription plan offerings currently include 1-day, 7-day, 1-month, 3-month, 6-month, or lifetime packages. In addition, Badoo users, both subscribers and non-subscribing users, can also purchase Badoo Credits which they can use to acquire in-app features such as one-off popularity boosts. We also selectively monetize through video and banner advertising.

Overview of Financial Results

For the year ended December 31, 2021, the period from January 29, 2020 to December 31, 2020 and the period from January 1, 2020 to January 28, 2020, we generated:

•
Total Revenue of $765.7 million, $542.2 million and $40.0 million, respectively;
•
Bumble App Revenue of $532.9 million, $337.2 million and $23.3 million, respectively;
•
Badoo App and Other Revenue of $232.8 million, $205.0 million and $16.7 million, respectively;
•
Net Earnings (Loss) of $286.9 million, $(110.2) million and $(32.6) million, respectively, representing Net Earnings (Loss) Margins of 37.5%, (20.3)% and (81.4)% respectively;
•
Adjusted EBITDA of $207.2 million, $143.1 million and $9.4 million respectively, representing Adjusted EBITDA Margins of 27.1%, 26.4% and 23.4%, respectively;
•
Net cash provided by (used in) operating activities of $104.8 million, $56.3 million and $(3.3) million, respectively, and Operating Cash Flow Conversion of 36.5%, (51.1)% and 10.2%, respectively; and
•
Free Cash Flow of $91.2 million, $45.6 million and $(4.4) million, respectively, representing Free Cash Flow Conversion of 44.0%, 31.9% and (46.4)%, respectively.

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

(in thousands, except ARPPU)	Year Ended December 31, 2021	Year Ended December 31, 2020	Year Ended December 31, 2019
Key Operating Metrics
Bumble App Paying Users	1,499.8	1,142.1	855.6
Badoo App and Other Paying Users	1,394.1	1,363.4	1,195.0
Total Paying Users	2,893.9	2,505.5	2,050.6
Bumble App Average Revenue per Paying User	$29.61	$26.30	$26.84
Badoo App and Other Average Revenue per Paying User	$13.16	$12.69	$13.77
Total Average Revenue per Paying User	$21.68	$18.89	$19.22

Key Factors Affecting our Performance

Our results of operations and financial condition have been, and will continue to be, affected by a number of factors that present significant opportunities for us but also pose risks and challenges, including those discussed below and elsewhere in this Annual Report on Form 10-K, particularly in Part I, “Item 1A—Risk Factors”.

Growth in Monetization

Our apps monetize via a freemium model where the use of our service is free and a subset of our users pay for subscriptions or in-app purchases to access premium features. We acquire new users through investments in marketing and brand as well as through word of mouth from existing users and others. We convert these users to Paying Users by introducing premium features which maximize the probability of developing meaningful connections and improving their experience.

Our revenue growth primarily depends on Paying Users and ARPPU. We continually develop new monetization features and improve existing features in order to increase adoption of in-app purchases and our subscription programs striking a balance between the number of Paying Users and ARPPU. We also test new pricing strategies, including different pricing tiers and user segmentation and share those insights across our apps to optimize monetization.

While we see opportunity for growth in our core online dating market driven by the steady growth of the global singles population, increasing adoption of online dating both in the United States and globally and increasing propensity to pay for online dating, we may also face challenges increasing our Paying Users. These challenges may include competition from alternative products, lack of appealing product features, enforcement of restrictive payment policies from in-app payment systems provided by Apple and Google, and saturation of the online dating market.

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

Expansion into New Geographic Markets

We are focused on growing our platform globally, including through entering new markets and investing in under-penetrated markets. As we introduce Bumble app to new markets throughout Europe, Asia, and Latin America we can leverage the local insights, scale, and infrastructure of Badoo app’s existing global footprint to efficiently enter new markets. Badoo app can also leverage Bumble’s marketing expertise and strength in North America to support growth in that market.

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

Investing in Growth While Driving Long-Term Profitability

Our mission-driven strategy ensures that values guide our business decisions and our business performance enables us to drive impact through investment in technology, marketing and product innovation, balancing growth with long-term margins.

We expect to continue to invest in technology, marketing and product innovation to drive growth while improving margins over the long term. Key investment areas for our platform include machine learning capabilities, including improving our matching and content moderation technologies; features that enhance trust and safety on our platform; new offerings that enhance user engagement and retention; marketing, data analytics, and personalization capabilities; and new subscription and consumable offerings to drive incremental value to Paying Users.

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

Impact of Russia-Ukraine Conflict

In February 2022, as a result of the Russia-Ukraine conflict, economic sanctions were imposed on Russian individuals and entities, including financial institutions, by countries around the world, including the U.S. and the European Union.

On March 8, 2022, we announced that we will discontinue our operations in Russia and remove all of our apps from the Apple App Store and Google Play Store in Russia and Belarus. While it is difficult to estimate with certainty the effect of the current invasion of Ukraine by Russia, current or further economic sanctions, our decision to discontinue our operations in Russia and remove all of our apps from the Apple App Store and Google Play Store in Russia and Belarus will lead to reduced revenues and Paying Users from these countries, increased costs, or other adverse effects on our operations and results.

As of December 31, 2021, the net assets of our subsidiary in Russia comprised 0.1% of total assets and revenue from Russia, Belarus and Ukraine combined were approximately 2.8% of our total revenue. Operating costs related to our Russian operations were approximately 1.7% of our total operating costs for the year ended December 31, 2021.

For additional information, see Item 1A―Risk Factors—Risks Related to Our Brand, Products and Operations―Our operations may be adversely affected by ongoing developments in Russia, Ukraine and surrounding countries. Our operations may be adversely affected by ongoing developments in Russia, Ukraine and surrounding countries, including due to the impact of our decision to discontinue our operations in Russia and remove our apps from the Apple App Store and Google Play Store in Russia and Belarus.

Impact of COVID-19

In March 2020, the World Health Organization declared the outbreak of COVID-19 a global pandemic. Since that time, COVID-19 has impacted market and economic conditions globally, resulting in the implementation of significant governmental measures, including lockdowns, closures, quarantines, and travel bans intended to control the spread of the virus, as well as changes in consumer behavior as some individuals have become reluctant to engage in social activities with people outside their households. While many jurisdictions are relaxing restrictions, others have remained in place with some areas continuing to experience renewed outbreaks and surges in infection rates despite more widespread availability of vaccines. The extent to which such measures are removed or new measures are put in place will depend upon how the pandemic evolves, as well as the distribution, efficacy and acceptance of available vaccines and the rates at which they are administered. Future prevention and mitigation measures, as well as the potential for some of these measures to be reinstituted in the event of repeat waves or the emergence of new variants of the virus, have had and are likely to continue to have an adverse impact on global economic conditions and consumer confidence and spending in many parts of the world for some time, and could materially adversely affect demand, or users’ ability to pay, for our products and services, particularly in the geographic and demographic markets in which Badoo app operates.

In response to the COVID-19 outbreak, we have taken several precautions that may adversely impact employee productivity, such as requiring employees to work remotely, imposing travel restrictions, and temporarily closing office locations. We continue to follow the situation closely as it evolves and monitor guidance from international and domestic authorities, including federal, state and local public health authorities, and there may be developments outside our control requiring us to adjust our operating plan. As such, given the unprecedented uncertainty around the duration and severity of the impact on market conditions and the business environment, we cannot reasonably estimate the full impacts of the COVID-19 pandemic on our business, financial condition and results of operations in the future.

For additional information, see “Item 1A―Risk Factors—General Risk Factors—Our business and results of operations may be materially adversely affected by the recent COVID-19 outbreak or other similar outbreaks.”

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

Bumble Inc. issued and sold 57.5 million shares of its Class A common stock in the IPO, including 7.5 million shares sold pursuant to the exercise in full by the underwriters of their option to purchase additional shares. Bumble Inc. used the proceeds (net of underwriting discounts) from the issuance of 9 million shares ($369.6 million) to acquire an equivalent number of newly-issued Common Units from Buzz Holdings L.P, which Buzz Holdings L.P. used to repay outstanding indebtedness under our Term Loan Facility totaling approximately $200.0 million in aggregate principal amount and approximately $148.3 million for general corporate purposes, and to bear all of the expenses of the IPO. Bumble Inc. used the proceeds (net of underwriting discounts) from the issuance of 48.5 million shares ($1,991.6 million) to purchase or redeem an equivalent aggregate number of shares of Class A common stock and Common Units from our pre-IPO owners. We refer to the foregoing transactions as the “Offering Transactions”.

Secondary Offering

On September 15, 2021, the Company completed a secondary offering of 20.7 million shares of Class A common stock on behalf of certain selling stockholders affiliated with Blackstone Inc. (the "Selling Stockholders") at a price of $54.00 per share. This transaction resulted in the issuance of 9.2 million Class A shares for the period ending September 30, 2021.

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

In addition, in connection with the Reorganizations Transactions and our IPO, we entered into the tax receivable agreement as described below under “Tax Receivable Agreement”.

Public Company Costs

In preparation for our IPO, we incurred significant one-off costs such as legal, accounting, consulting, investor relations and other expenses. Accordingly, in the period from January 29, 2020 to December 31, 2020, we have recorded an increase in general and administrative expense.

As a result of becoming a public company, we continue to incur additional costs such as personnel, legal, regulatory, insurance, accounting, investor relations and other expenses that we did not incur as a private company.

Tax Receivable Agreement

In connection with the Reorganization Transactions and our IPO, we entered into a tax receivable agreement with certain of our pre-IPO owners that provides for the payment by the Company to such pre-IPO owners of 85% of the benefits that the Company realizes, or is deemed to realize, as a result of the Company’s allocable share of existing tax basis acquired in our IPO, increases in our share of existing tax basis and adjustments to the tax basis of the assets of Bumble Holdings as a result of sales or exchanges of Common Units (including Common Units issued upon conversion of vested Incentive Units), and our utilization of certain tax attributes of the Blocker Companies (including the Blocker Companies’ allocable share of existing tax basis) and certain other tax benefits related to entering into the tax receivable agreement.

We estimate the amount of existing tax basis with respect to which our pre-IPO owners will be entitled to receive payments under the tax receivable agreement (assuming all Pre-IPO Common Unitholders exchanged their Common Units for shares of Class A common stock on the date of the IPO, and assuming all vested Incentive Units were converted to Common Units and immediately exchanged for shares of Class A common stock at the IPO prices of $43.00 per share of Class A common stock) is approximately $2,603.7 million, which includes the Company’s allocable share of existing tax basis acquired in the IPO, which we have determined to be approximately $1,728.1 million. In determining the Company’s allocable share of existing tax basis acquired in the IPO, we have given retrospective effect to certain exchanges of Common Units for Class A shares that occurred after the IPO that were contemplated to have occurred pursuant to the Blocker Restructuring. The payments under the tax receivable agreement are not conditioned upon continued ownership of the Company by the pre-IPO owners.

We have determined that it is more likely than not that we will be unable to realize certain tax benefits that were received in connection with the Reorganization Transactions and our IPO. As a result of this determination, we have not recorded the benefit of these deferred tax assets as of December 31, 2021. The Company is entitled to certain depreciation and amortization deductions as a result of its allocable share of existing tax basis acquired in the IPO and increases in its allocable share of existing basis and adjustments to the tax basis of the assets of Bumble Holdings as a result of sales or exchanges in connection with the IPO. There is significant existing tax basis in the assets of Bumble Holdings as a result of the Sponsor Acquisition. Based on current projections, we anticipate having sufficient taxable income to be able to realize these tax benefits and have recorded a liability of $388.8 million associated with the tax receivable agreement related to these benefits. The ability of the deferred tax assets to be realized is evaluated based on all positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent results of operations. We will assess the ability of the deferred tax assets to be realized at each reporting period, and a change in our estimate of our liability associated with the tax receivable agreement may result as additional information becomes available, including results of operations in future periods.

Employee Equity Plans

In connection with the Reorganization Transactions and our IPO, we undertook a number of modifications to existing employee equity plans such that awards under the Founder Plan, U.S. Plan, and Non-U.S. Plan were reclassified as follows:

•
The Time-Vesting and Exit-Vesting Class B Units in Bumble Holdings under the Founder Plan and granted to Senior Management under the U.S. Plan were reclassified to vested Incentive Units (in the case of Vested Class B Units) and unvested Incentive Units (in the case of unvested Class B Units) in Bumble Holdings.
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

In connection with the IPO, we adopted the 2021 Omnibus Incentive Plan (the "2021 Omnibus Plan"), which became effective on the date immediately prior to the effective date of the IPO. Under the 2021 Omnibus Plan, we granted equity awards as follows:

•
Stock options with the underlying equity being shares of the Company’s Class A common stock. These stock options are inclusive of both Time-Vesting stock options and Exit-Vesting stock options.
•
Time-Vesting Restricted Stock Units with the underlying equity being shares of the Company’s Class A common stock.
•
Time-Vesting and Exit-Vesting Incentive Units in Bumble Holdings.

At the IPO date, we concluded that our public offering represented a qualifying liquidity event that would cause the Exit-Vesting awards’ performance conditions to be probable. As such, we started to recognize stock-based compensation expense for the Exit-Vesting awards. During the year ended December 31, 2021, we recognized compensation cost related to the reclassified Exit-Vesting awards of $26.3 million.

For additional information, see Note 14, Stock-based Compensation, to our consolidated financial statements included in Part II, “Item 8 – Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

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

Cost of revenue also includes data center expenses such as rent, power and bandwidth for running servers, employee compensation (including stock-based compensation) and other employee-related costs. Expenses relating to customer care functions such as customer service, moderators and other auxiliary costs associated with providing services to customers such as fraud prevention are also included within cost of revenue.

Selling and marketing expense

Selling and marketing expense consists primarily of brand marketing, digital and social media spend, field marketing and compensation expense (including stock-based compensation) and other employee-related costs for personnel engaged in sales and marketing functions.

General and administrative expense

General and administrative expense consists primarily of compensation (including stock-based compensation) and other employee-related costs for personnel engaged in executive management, finance, legal, tax and human resources. General and administrative expense also consists of transaction costs, changes in fair value of contingent earn-out liability, expenses associated with facilities, information technology, external professional services, legal costs and settlement of legal claims, impairment charges on intangible assets and other administrative expenses.

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

Other income (expense), net

Other income (expense), net consists of insurance reimbursement proceeds, impacts from foreign exchange transactions, tax receivable agreement liability remeasurement (benefit) expense and fair value changes in derivatives and investments.

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

Results of Operations

The following table sets forth our consolidated statement of operations information for the periods presented:

	Successor		Predecessor
(in thousands)	Year Ended December 31, 2021	Period from January 29, through December 31, 2020	Period from January 1, through January 28, 2020	Year Ended December 31, 2019
Revenue	$765,660	$542,192	$39,990	$488,940
Operating costs and expenses:
Cost of revenue	209,921	146,629	10,790	139,767
Selling and marketing expense	211,711	152,588	11,157	142,902
General and administrative expense	265,738	178,615	44,907	67,079
Product development expense	105,917	46,994	4,087	39,205
Depreciation and amortization expense	107,056	91,767	408	6,734
Total operating costs and expenses	900,343	616,593	71,349	395,687
Operating earnings (loss)	(134,683)	(74,401)	(31,359)	93,253
Interest income (expense)	(25,609)	(22,134)	50	202
Other income (expense), net	11,166	(5,525)	(882)	(1,473)
Income (loss) before income tax	(149,126)	(102,060)	(32,191)	91,982
Income tax benefit (provision)	436,071	(8,126)	(365)	(6,138)
Net earnings (loss)	286,945	(110,186)	(32,556)	85,844
Net earnings (loss) attributable to noncontrolling interests	(30,834)	808	1,917	19,698
Net earnings (loss) attributable to Bumble Inc. shareholders / Buzz Holdings L.P. owners / Worldwide Vision Limited shareholders	$317,779	$(110,994)	$(34,473)	$66,146

The following table sets forth our consolidated statement of operations information as a percentage of revenue for the periods presented:

	Successor		Predecessor
	Year Ended December 31, 2021	Period from January 29, through December 31, 2020	Period from January 1, through January 28, 2020	Year Ended December 31, 2019
Revenue	100.0%	100.0%	100.0%	100.0%
Operating costs and expenses:
Cost of revenue	27.4%	27.0%	27.0%	28.6%
Selling and marketing expense	27.7%	28.1%	27.9%	29.2%
General and administrative expense	34.7%	32.9%	112.3%	13.7%
Product development expense	13.8%	8.7%	10.2%	8.0%
Depreciation and amortization expense	14.0%	16.9%	1.0%	1.4%
Total operating costs and expenses	117.6%	113.7%	178.4%	80.9%
Operating earnings (loss)	(17.6)%	(13.7)%	(78.4)%	19.1%
Interest income (expense)	(3.3)%	(4.1)%	0.1%	0.0%
Other income (expense), net	1.5%	(1.0)%	(2.2)%	(0.3)%
Income (loss) before income tax	(19.5)%	(18.8)%	(80.5)%	18.8%
Income tax benefit (provision)	57.0%	(1.5)%	(0.9)%	(1.3)%
Net earnings (loss)	37.5%	(20.3)%	(81.4)%	17.6%
Net earnings (loss) attributable to noncontrolling interests	(4.0)%	0.1%	4.8%	4.0%
Net earnings (loss) attributable to Bumble Inc. shareholders / Buzz Holdings L.P. owners / Worldwide Vision Limited shareholders	41.5%	(20.5)%	(86.2)%	13.5%

The following table sets forth the stock-based compensation expense included in operating costs and expenses:

	Successor		Predecessor
(in thousands)	Year Ended December 31, 2021	Period from January 29, through December 31, 2020	Period from January 1, through January 28, 2020	Year Ended December 31, 2019
Cost of revenue	$3,749	$615	$—	$—
Selling and marketing expense	12,925	2,055	75	421
General and administrative expense	62,284	17,318	3,997	1,229
Product development expense	44,952	7,480	84	510
Total stock-based compensation expense	$123,910	$27,468	$4,156	$2,160

Comparison of the Year Ended December 31, 2021 (Successor), the Period from January 29, 2020 to December 31, 2020 (Successor) and the Period from January 1, 2020 to January 28, 2020 (Predecessor)

Revenue

	Successor		Predecessor
(in thousands)	Year Ended December 31, 2021	Period from January 29, through December 31, 2020	Period from January 1, through January 28, 2020
Bumble App	$532,916	$337,237	$23,256
Badoo App and Other	232,744	204,955	16,734
Total Revenue	$765,660	$542,192	$39,990

Revenue was $765.7 million for the year ended December 31, 2021, $542.2 million for the period from January 29, 2020 to December 31, 2020, and $40.0 million for the period from January 1, 2020 to January 28, 2020. Revenue in the period from January 29, 2020 to December 31, 2020 was impacted by a reduction in deferred revenue of $15.0 million recorded in purchase accounting.

Bumble App Revenue was $532.9 million for the year ended December 31, 2021, $337.2 million for the period from January 29, 2020 to December 31, 2020 and $23.3 million for the period from January 1, 2020 to January 28, 2020. This change was primarily driven by a 31% increase in the number of Bumble App Paying Users to 1.5 million and a 13% increase in Bumble App ARPPU to $29.61.

Badoo App and Other Revenue was $232.8 million for the year ended December 31, 2021, $205.0 million for the period from January 29, 2020 to December 31, 2020 and $16.7 million for the period from January 1, 2020 to January 28, 2020. This change was primarily driven by a 2% increase in the number of Badoo App and Other Paying Users to 1.4 million for the year ended December 31, 2021 and a 4% increase in Badoo and Other ARPPU to $13.16.

In addition, Badoo App and Other Revenue includes advertising and partnership revenue of $12.6 million, $13.0 million and $1.2 million for the year ended December 31, 2021 for the period from January 29, 2020 to December 31, 2020 and for the period from January 1, 2020 to January 28, 2020, respectively.

Cost of revenue

	Successor		Predecessor
(in thousands, except percentages)	Year Ended December 31, 2021	Period from January 29, through December 31, 2020	Period from January 1, through January 28, 2020
Cost of revenue	$209,921	$146,629	$10,790
Percentage of revenue	27.4%	27.0%	27.0%

Cost of revenue was $209.9 million for the year ended December 31, 2021, $146.6 million for the period from January 29, 2020 to December 31, 2020 and $10.8 million for the period from January 1, 2020 to January 28, 2020. This change was primarily driven by growth in in-app purchase fees due to increasing revenue.

Selling and marketing expense

	Successor		Predecessor
(in thousands, except percentages)	Year Ended December 31, 2021	Period from January 29, through December 31, 2020	Period from January 1, through January 28, 2020
Selling and marketing expense	$211,711	$152,588	$11,157
Percentage of revenue	27.7%	28.1%	27.9%

Selling and marketing expense was $211.7 million for the year ended December 31, 2021, $152.6 million for the period from January 29, 2020 to December 31, 2020 and $11.2 million for the period from January 1, 2020 to January 28, 2020. This change was primarily due to an increase in digital and brand marketing costs. In addition, selling and marketing expense also increased due to stock-based compensation which was $12.9 million in the year ended December 31, 2021 compared to $2.1 million in the period from January 29, 2020 to December 31, 2020 and $0.1 million in the period from January 1, 2020 to January 28, 2020.

General and administrative expense

	Successor		Predecessor
(in thousands, except percentages)	Year Ended December 31, 2021	Period from January 29, through December 31, 2020	Period from January 1, through January 28, 2020
General and administrative expense	$265,738	$178,615	$44,907
Percentage of revenue	34.7%	32.9%	112.3%

General and administrative expense was $265.7 million for the year ended December 31, 2021, $178.6 million for the period from January 29, 2020 to December 31, 2020 and $44.9 million for the period from January 1, 2020 to January 28, 2020. The change was primarily due to transaction and other costs of $19.1 million, $66.3 million and $40.3 million in the year ended December 31, 2021, the period from January 29, 2020 to December 31, 2020 and the period from January 1, 2020 to January 28, 2020, respectively, and impairment losses on the white label contracts of $26.4 million in the year ended December 31, 2021. In addition, the Company recorded an expense in relation to the change in the fair value of the contingent earn-out liability which was $55.9 million and $27.8 million in the year ended December 31, 2021 and the period from January 29, 2020 to December 31, 2020, respectively. The increase was also driven by additional personnel-related expenses due to increased headcount and stock-based compensation, which was $62.3 million in the year ended December 31, 2021, $17.3 million in the period from January 29, 2020 to December 31, 2020, and $4.0 million (of which $3.8 million were in relation to the Sponsor Acquisition) in the period from January 1, 2020 to January 28, 2020.

Product development expense

	Successor		Predecessor
(in thousands, except percentages)	Year Ended December 31, 2021	Period from January 29, through December 31, 2020	Period from January 1, through January 28, 2020
Product development expense	$105,917	$46,994	$4,087
Percentage of revenue	13.8%	8.7%	10.2%

Product development expense was $105.9 million for the year ended December 31, 2021, $47.0 million for the period from January 29, 2020 to December 31, 2020 and $4.1 million for the period from January 1, 2020 to January 28, 2020. The change was primarily due to increased personnel-related expense as a result of higher employee headcount in product development functions and stock-based compensation, which was $45.0 million for the year ended December 31, 2021, $7.5 million in the period from January 29, 2020 to December 31, 2020 and $0.1 million in the period from January 1, 2020 to January 28, 2020.

Depreciation and amortization expense

	Successor		Predecessor
(in thousands, except percentages)	Year Ended December 31, 2021	Period from January 29, through December 31, 2020	Period from January 1, through January 28, 2020
Depreciation and amortization expense	$107,056	$91,767	$408
Percentage of revenue	14.0%	16.9%	1.0%

Depreciation and amortization expense was $107.1 million for the year ended December 31, 2021, $91.8 million for the period from January 29, 2020 to December 31, 2020 and $0.4 million for the period from January 1, 2020 to January 28, 2020. The increase was primarily due to increased expense related to the amortization of finite-lived intangible assets recognized in connection with the Sponsor Acquisition in the year ended December 31, 2021, compared to the period from January 29, 2020 to December 31, 2020,

Interest income (expense)

	Successor		Predecessor
(in thousands, except percentages)	Year Ended December 31, 2021	Period from January 29, through December 31, 2020	Period from January 1, through January 28, 2020
Interest income (expense)	$(25,609)	$(22,134)	$50
Percentage of revenue	(3.3)%	(4.1)%	0.1%

Interest income (expense) was $(25.6) million for the year ended December 31, 2021, $(22.1) million for the period from January 29, 2020 to December 31, 2020 and $0.1 million for the period from January 1, 2020 to January 28, 2020. The increase in interest expense was primarily due to increased interest expense associated with raising $575 million of debt on January 29, 2020 and raising an additional $275 million of debt in October 2020, of which $200 million was repaid in March 2021.

Other income (expense), net

	Successor		Predecessor
(in thousands, except percentages)	Year Ended December 31, 2021	Period from January 29, through December 31, 2020	Period from January 1, through January 28, 2020
Other income (expense), net	$11,166	$(5,525)	$(882)
Percentage of revenue	1.5%	(1.0)%	(2.2)%

Other income (expense), net was $11.2 million for the year ended December 31, 2021, $(5.5) million for the period from January 29, 2020 to December 31, 2020 and $(0.9) million for the period from January 1, 2020 to January 28, 2020. The change was primarily due to net foreign exchange gains (losses), which were $4.5 million in the year ended December 31, 2021, $(14.1) million in the period from January 29, 2020 to December 31, 2020 and $(0.5) million in the period from January 1, 2020 to January 28, 2020. The Company also recorded gains (losses) on the fair value change in interest rate swaps of $6.6 million and $(1.6) million in the year ended December 31, 2021 and the period from January 1, 2020 to January 28, 2020. In addition, a $9.3 million insurance reimbursement related to the putative class action lawsuit was received and recorded as other income in the period from January 29, 2020 to December 31, 2020.

Income tax provision

	Successor		Predecessor
(in thousands, except percentages)	Year Ended December 31, 2021	Period from January 29, through December 31, 2020	Period from January 1, through January 28, 2020
Income tax benefit (provision)	$436,071	$(8,126)	$(365)
Effective income tax rate	292.4%	(8.0)%	(1.1)%

For further detail of income tax matters, see Note 4, Income Taxes, within the audited consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K.

Income tax benefit (provision) was $436.1 million for the year ended December 31, 2021, $(8.1) million for the period from January 29, 2020 to December 31, 2020 and $(0.4) million for the period from January 1, 2020 to January 28, 2020. The tax benefit of $436.1 million recorded in the year ended December 31, 2021 includes a $441.5 million tax benefit related to the reversal of a net deferred tax liability due to a restructuring of our international operations and a $1.3 million tax provision associated with prior period items. In addition, the tax benefit for the year ended December 31, 2021 reflects the impact of our assessment that we will not be able to record the benefit of certain current year deferred tax assets for which a valuation allowance is expected.

For a comparative discussion of our results of operations for the years ended December 31, 2020 and December 31, 2019, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations―Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, filed with the SEC on March 15, 2021.

Non-GAAP Financial Measures

We report our financial results in accordance with GAAP, however, management believes that certain non-GAAP financial measures provide users of our financial information with useful supplemental information that enables a better comparison of our performance across periods. We believe Adjusted EBITDA provides visibility to the underlying continuing operating performance by excluding the impact of certain expenses, including income tax (benefit) provision, interest (income) expense, depreciation and amortization, stock-based compensation expenses, employer costs related to stock-based compensation, foreign exchange (gain) loss, changes in fair value of contingent earn-out liability, interest rate swaps and investments, transaction and other costs, litigation costs net of insurance reimbursements that arise outside of the ordinary course of business, tax receivable agreement liability remeasurement expense and impairment loss, as management does not believe these expenses are representative of our core earnings. We also provide Adjusted EBITDA margin, which is calculated as Adjusted EBITDA divided by revenue. In addition to Adjusted EBITDA and Adjusted EBITDA margin, we believe free cash flow and free cash flow conversion provide useful information regarding how cash provided by (used in) operating activities compares to the capital expenditures required to maintain and grow our business, and our available liquidity, after funding such capital expenditures, to service our debt, fund strategic initiatives and strengthen our balance sheet, as well as our ability to convert our earnings to cash. Additionally, we believe such metrics are widely used by investors, securities analysis, ratings agencies and other parties in evaluating liquidity and debt-service capabilities. We calculate free cash flow and free cash flow conversion using methodologies that we believe can provide useful supplemental information to help investors better understand underlying trends in our business.

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

We define Adjusted EBITDA as net earnings (loss) excluding income tax (benefit) provision, interest (income) expense, depreciation and amortization, stock-based compensation expense, employer costs related to stock-based compensation, foreign exchange loss (gain), changes in fair value of contingent earn-out liability, interest rate swaps and investments, transaction and other costs, litigation costs net of insurance reimbursements that arise outside of the ordinary course of business, tax receivable agreement liability remeasurement expense and impairment loss. Adjusted EBITDA margin represents Adjusted EBITDA as a percentage of revenue.

We define free cash flow as net cash provided by (used in) operating activities less capital expenditures. Free cash flow conversion represents free cash flow as a percentage of Adjusted EBITDA. Operating cash flow conversion represents net cash provided by (used in) operating activities as a percentage of net earnings (loss).

The following table reconciles our non-GAAP financial measures to the most comparable GAAP financial measures for the periods presented:

	Successor		Predecessor
(in thousands, except percentages)	Year Ended December 31, 2021	Period from January 29, through December 31, 2020	Period from January 1, through January 28, 2020	Years Ended December 31, 2019
Net earnings (loss)	$286,945	$(110,186)	$(32,556)	$85,844
Add back:
Income tax (benefit) provision	(436,071)	8,126	365	6,138
Interest (income) expense	25,609	22,134	(50)	(202)
Depreciation and amortization	107,056	91,767	408	6,734
Stock-based compensation expense	123,910	27,468	336	2,160
Employer costs related to stock-based compensation(1)	2,438	—	—	—
Litigation costs, net of insurance reimbursements(2)	6,943	(6,008)	—	—
Foreign exchange (gain) loss (3)	(4,476)	14,133	523	1,160
Changes in fair value of interest rate swaps(4)	(6,593)	1,586	—	—
Transaction and other costs(5)	19,093	66,251	40,345	—
Changes in fair value of contingent earn-out liability	55,900	27,800	—	—
Changes in fair value of investments	(1,100)	—	—	—
Tax receivable agreement liability remeasurement expense(6)	1,112	—	—	—
Impairment loss(7)	26,431	—	—	—
Adjusted EBITDA	$207,197	$143,071	$9,371	$101,834
Net earnings (loss) margin(8)	37.5%	(20.3)%	(81.4)%	17.6%
Adjusted EBITDA margin	27.1%	26.4%	23.4%	20.8%

Net cash provided by (used in) operating activities	$104,837	$56,261	$(3,306)	$101,392
Less:
Capital expenditures	(13,653)	(10,632)	(1,045)	(9,674)
Free Cash Flow	$91,184	$45,629	$(4,351)	$91,718
Operating cash flow conversion	36.5%	(51.1)%	10.2%	118.1%
Free cash flow conversion	44.0%	31.9%	(46.4)%	90.1%
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
(7)
Represents impairment loss incurred on white label contracts.
(8)
Net earnings margin for the year ended December 31, 2021 includes a $441.5 million tax benefit related to the reversal of a deferred tax liability due to a restructuring of the Company’s international operations.

Liquidity and Capital Resources

Overview

The Company’s principal sources of liquidity are our cash and cash equivalents and cash generated from operations. Our primary uses of liquidity are operating expenses and capital expenditures. As of December 31, 2021, we had $369.2 million of cash and cash equivalents, an increase of $241.1 million from December 31, 2020.

In connection with our IPO, we used the proceeds (net of underwriting discounts) from the issuance of 9 million shares of Class A common stock ($369.6 million) in the IPO to purchase an equivalent number of newly issued Common Units from Bumble Holdings, which Bumble Holdings used to repay outstanding indebtedness under our Term Loan Facility totaling approximately $200.0 million in aggregate principal amount and approximately $148.3 million for general corporate purposes, and to bear all of the expenses of the IPO. We expect that our future principal uses of cash will also include funding our debt service obligations, paying income taxes and obligations under our tax receivable agreement. Based on current conditions, we believe that we have sufficient financial resources to fund our activities and execute our business plans during the next twelve months.

Cash Flow Information

The following table summarizes our consolidated cash flow information for the periods presented:

	Successor		Predecessor
(in thousands)	Year Ended December 31, 2021	Period from January 29, through December 31, 2020	Period from January 1, through January 28, 2020	Year Ended December 31, 2019
Net cash provided by (used in):
Operating activities	$104,837	$56,261	$(3,306)	$101,392
Investing activities	(12,484)	(2,850,651)	(1,029)	(11,396)
Financing activities	151,486	2,866,236	—	(65,196)

Operating activities

Net cash provided by (used in) operating activities was $104.8 million for the year ended December 31, 2021, $56.3 million for the period from January 29, 2020 to December 31, 2020, and $(3.3) million for the period from January 1, 2020 to January 28, 2020.

The increase in the year ended December 31, 2021 compared to the period from January 29, 2020 to December 31, 2020 and the period from January 1, 2020 to January 28, 2020 was primarily due to net earnings of $286.9 million compared to net losses of $(110.2) million and $(32.6) million for the period from January 29, 2020 to December 31, 2020 and from January 1, 2020 to January 28, 2020, respectively

Net earnings in the year ended December 31, 2021 is primarily driven by $441.5 million tax benefit related to the reversal of a deferred tax liability due to a restructuring of the Company’s international operations, partly offset by stock-based compensation of $123.9 million, depreciation and amortization of $107.1 million, changes in the fair value of the contingent earn-out liability of $55.9 million and impairment loss of $26.4 million in relation to the white label contracts. Net loss in the period from January 29, 2020 to December 31, 2020 were impacted by depreciation and amortization of $91.8 million, transaction costs of $66.3 million, stock-based compensation expense of $27.5 million and changes in the fair value of the contingent earn-out liability of $27.8 million. Net loss in the period from January 1, 2020 to January 28, 2020 was impacted mostly by transaction costs of $40.3 million.

The increase in cash provided by (used in) operating activities for the year ended December 31, 2021 was partly offset by changes in assets and liabilities, which were $(56.5) million, $9.4 million and $25.1 million in the year ended December 31, 2021, the period from January 29, 2020 to December 31, 2020 and the period from January 1, 2020 to January 28, 2020, respectively.

Investing activities

Net cash used in investing activities was $12.5 million for the year ended December 31, 2021, $2,850.7 million for the period from January 29, 2020 to December 31, 2020, and $1.0 million for the period from January 1, 2020 to January 28, 2020. The change was primarily due to the acquisition of the business (net of cash acquired) of $2,837.7 million in the period from January 29, 2020 to December 31, 2020. The Company had capital expenditures of $13.7 million, $10.6 million and $1.0 million in the year ended December 31, 2021, the period from January 29, 2020 to December 31, 2021 and the period from January 1, 2020 to January 28, 2020, respectively.

Financing activities

Net cash provided by (used in) financing activities was $151.5 million for the year ended December 31, 2021, $2,866.2 million for the period from January 29, 2020 to December 31, 2020, and nil for the period from January 1, 2020 to January 28, 2020. For the year ended December 31, 2021, the Company received net proceeds of $2,361.2 million after deducting underwriting discounts and commissions, of which $1,991.6 million was used to redeem shares of Class A common stock and purchase Common Units from our Sponsor and $200 million was used to repay a portion of the outstanding indebtedness under our Incremental Term Loan Facility. The Company received cash of $2,360.4 million in relation to limited partners’ interest, net proceeds from external debt of $828.9 million, proceeds from the repayment of loan from the Founder of $25.6 million and proceeds from the repayment of loans to related companies of $41.9 million in the period from January 29, 2020 to December 31, 2020, offset by cash payments of $360.0 million in dividends and repayment of long-term debt principal of $5.0 million in the period from January 29, 2020 to December 31, 2020.

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

In October 2020, we entered into an incremental Senior Secured Term Loan Facility (the “Incremental Term Loan Facility”) in an original aggregate principal amount of $275.0 million. The Incremental Term Loan provides for additional senior secured term loans with substantially identical terms as the Initial Term Loan Facility (other than the applicable margin). A portion of the net proceeds from the initial public offering was used to repay $200 million aggregate principal amount of our outstanding indebtedness under our Term Loan Facility in the three months ended March 31, 2021. The Senior Secured Credit Facilities contain affirmative and negative covenants and customary events of default.

Tax Receivable Agreement

In connection with the IPO, in February 2021, we entered into a tax receivable agreement with certain of our pre-IPO owners that provides for the payment by the Company to such pre-IPO owners of 85% of the benefits that the Company realizes, or is deemed to realize, as a result of the Company’s allocable share of existing tax basis acquired in our initial public offering and other tax benefits related to entering into the tax receivable agreement.

We estimate the amount of existing tax basis with respect to which our pre-IPO owners will be entitled to receive payments under the tax receivable agreement (assuming all Pre-IPO Common Unitholders exchanged their Common Units for shares of Class A common stock on the date of the initial public offering, and assuming all vested Incentive Units were converted to Common Units and subsequently exchanged for shares of Class A common stock at the initial public offering price of $43.00 per share of Class A common stock) is approximately $2,603.7 million, which includes the Company’s allocable share of existing tax basis acquired in this IPO, which we have determined to be approximately $1,728.1 million. In determining the Company’s allocable share of existing tax basis acquired in the IPO, we have given retrospective effect to certain exchanges of Common Units for Class A shares that occurred following the IPO that were contemplated to have occurred pursuant to the Blocker Restructuring. The payments under the tax receivable agreement are not conditioned upon continued ownership of the Company by the pre-IPO owners.

Contractual Obligations and Contingencies

The following table summarizes our contractual obligations as of December 31, 2021:

	Payments due by period
	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
	(in thousands)
Long-term debt	$5,750	$11,500	$11,500	$609,813	$638,563
Operating leases	4,037	7,347	10,825	8,105	30,314
Other	1,269	5,870	—	—	7,139
Total	$11,056	$24,717	$22,325	$617,918	$676,016

The payments that we may be required to make under the Tax Receivable Agreement to the pre-IPO owners may be significant and are not reflected in the contractual obligations table set forth above as they are dependent upon future taxable income. Assuming no material changes in the relevant tax law, and that we earn sufficient taxable income to realize all tax benefits that are subject to the tax receivable agreement, we expect future payments under the tax receivable agreement related to the Offering Transactions to aggregate $660.3 million and to range over the next 15 years from approximately $10.9 million to $58.5 million per year and decline thereafter. In determining these estimated future payments, we have given retrospective effect to certain exchanges of Common Units for Class A shares that occurred following the IPO that were contemplated to have occurred pursuant to the Blocker Restructuring. The foregoing numbers are merely estimates, and the actual payments could differ materially. See “― Tax Receivable Agreement” in this section.

In connection with the Sponsor Acquisition in January 2020, we entered into a contingent consideration arrangement, consisting of an earn-out payment to the former shareholders of Worldwide Vision Limited of up to $150 million. The timing and amount of such payment, that we may be required to make, is not reflected in the contractual obligations table set forth above as it is dependent upon our Sponsor achieving a specified return on invested capital. See Note 6, Business Combination, for additional information.

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

During the fourth quarter of the year ended December 31, 2021, the Company determined that an individual definite long-lived asset was impaired and recognized an impairment charge of $26.4 million in "general and administrative expense" within the accompanying consolidated statement of operations. For additional information, refer to Note 8, Goodwill and Intangible Assets, within the audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Internally Developed Software

We incur costs to develop software to be used solely to meet internal needs and applications used to deliver our services. These software development costs meet the criteria for capitalization once the preliminary project stage is complete and it is probable that the project will be completed, and the software will be used to perform the function intended.

Stock-based Compensation

Prior to the Sponsor Acquisition

Prior to the Sponsor Acquisition, Worldwide Vision Limited granted stock-based awards consisting primarily of share options and restricted stock units (“WVL RSUs”) to employees and certain non-employee advisors. Outstanding share options generally vested over four years or upon the achievement of certain performance conditions, such as revenue growth. Outstanding WVL RSUs generally vested over four years and participated in dividends once gross dividend payments to ordinary shareholders exceeded $150 million and in an exit event. No WVL RSUs were granted in 2018 and 2019, and the expense arising from WVL RSUs was not material for the periods presented.

Between 2015 and 2018, Bumble Holdings Limited issued shadow equity to employees and non-employees to provide a bonus to be paid upon an exit event of Bumble Holdings Limited, with the bonus amount to vary based on the exit value. Certain of the awards were payable in the event of an exit of Bumble Holdings Limited only, while one award was payable in the event of an exit event within the group. As the payment was contingent upon the achievement of a liquidity event, no compensation expense was recognized in connection with these awards during the year ended December 31, 2019. These awards issued by Bumble Holdings Limited were settled in connection with the Acquisition, including $3.8 million that was recognized as stock-based compensation expense in “General and administrative expense” in the period from January 1, 2020 to January 28, 2020.

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

Subsequent to the Sponsor Acquisition

From the time of the Sponsor Acquisition until our IPO, we had three active plans under which awards were granted to various employees and other service providers of the Company, including key management personnel, based on their management grade. For the Successor Period, total stock-based compensation expense recognized was $27.5 million. The three active plans include the Employee Incentive Plan (“Non-U.S. Plan”), the Equity Incentive Plan (“U.S. Plan”), and the incentive plan adopted for Whitney Wolfe Herd (the “Founder Plan”). Awards granted under the Founder Plan and U.S. Plan were in the form of Class B Units in Buzz Holdings L.P. and Class B Units held by Buzz Management Aggregator L.P., respectively (collectively, the “Class B Units”). Under the Non-U.S. Plan, participants received phantom awards of Class B Units in Buzz Management Aggregator L.P. (the “Phantom Class B Units”) that were liability-classified and settled in cash equal to the notional value of the Buzz Management Aggregator Class B Units at the settlement date.

Awards under all three plans were comprised of Time-Vesting and Exit-Vesting awards. Time-Vesting awards were based upon service-based conditions and generally vested over a period of five years, while Exit-Vesting awards were based on certain performance conditions in which affiliates of Blackstone Inc. receive cash proceeds in respect of its Class A units in the Company prior to the termination of the participant. The performance conditions were not considered probable as of December 31, 2020 and therefore no expense has been recognized for the Exit-Vesting awards. In connection with the IPO, these awards were all converted into awards under our 2021 Omnibus Incentive Plan as described under “Item 11―Executive Compensation―Conversion of Class B Units and Phantom Class B Units”.

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

Time-Vesting Phantom Class B Units and Exit-Vesting Phantom Class B Units

For additional information around the Company’s stock-based compensation plans, refer to Note 14, Stock-based Compensation, within the audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Foreign Currency Exchange Risk

We conduct business in certain foreign markets, primarily in the United Kingdom and the European Union. For the year ended December 31, 2021, for the period from January 29, 2020 to December 31, 2020, for the period from January 1, 2020 to January 28, 2020, and for the year ended December 31, 2019, international revenue accounted for 42.3%, 44.3%, 47.5%, and 47.3% of combined revenue, respectively. Our primary exposure to foreign currency exchange risk is the underlying user’s functional currency other than the U.S. Dollar, primarily the British Pound and Euro. As foreign currency exchange rates change, translation of the statements of operations of our international businesses into U.S. dollars affects year-over-year comparability of operating results. The average Euro and British Pound versus the U.S. Dollar exchange rate was 3.9% and 7.3% higher, respectively, in the year ended December 31, 2021 compared to the year ended December 31, 2020.

Historically, we have not hedged any foreign currency exposures. Our continued international expansion increases our exposure to exchange rate fluctuations and as a result such fluctuations could have a significant impact on our future results of operations.

Interest Rate Risk

At December 31, 2021, we had debt outstanding with a carrying value of $622.9 million. With consideration of the financial impact of our interest rate swaps, a hypothetical interest rate increase of 1% would have increased interest expense for the year ended December 31, 2021 by $3.0 million based upon the outstanding debt balances and interest rates in effect during those periods. Borrowings under our Senior Secured Credit Facilities bear interest at a variable market rate. In order to reduce the financial impact of increases in interest rates, the Company entered into two interest rate swaps for a total notional amount of $350 million on June 22, 2020. The effective date for the interest rate swaps is June 30, 2020 and final maturity date is June 30, 2024. The financial impact of the interest rate swaps is to fix the variable interest rate element on $350 million of the long-term debt at a rate of 0.4008%.

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

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Bumble Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Bumble Inc. (the Successor or the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive operations, changes in equity (deficit) and cash flows for the year ended December 31, 2021 and the period from January 29, 2020 to December 31, 2020, and the consolidated statements of operations, comprehensive operations, changes in equity (deficit) and cash flows of Worldwide Vision Limited (Predecessor) for the period from January 1, 2020 to January 28, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for the year ended December 31, 2021 and the period from January 29, 2020 to December 31, 2020, and the results of the Predecessor’s operations and its cash flows for the period from January 1, 2020 to January 28, 2020, in conformity with U.S. generally accepted accounting principles.

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

March 16, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Buzz Holdings L.P.

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of operations, comprehensive operations, changes in equity and cash flows of Worldwide Vision Limited and subsidiaries (the “Predecessor Company”) for the year ended December 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the results of the Predecessor Company’s operations and its cash flows for the year ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

Adoption of ASU No. 2016-02

As discussed in Note 2 to the consolidated financial statements, the Predecessor Company changed its method of accounting for Leases in 2019 due to the adoption of ASU No. 2016-02, Leases (Topic 842), and related amendments.

Basis for Opinion

These financial statements are the responsibility of the Predecessor Company's management. Our responsibility is to express an opinion on the Predecessor Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Predecessor Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Predecessor Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We served as the Predecessor Company’s auditor from 2010 to 2020.

Cambridge, UK

October 30, 2020

Bumble Inc.

Consolidated Balance Sheets

(in thousands, except share and per share information)

	December 31, 2021	December 31, 2020
ASSETS
Cash and cash equivalents	$369,175	$128,029
Accounts receivable	47,538	41,595
Other current assets	52,751	81,387
Total current assets	469,464	251,011
Right-of-use assets	26,410	11,711
Lease receivable	—	1,069
Property and equipment, net	14,627	16,833
Goodwill	1,540,112	1,540,915
Intangible assets, net	1,696,798	1,812,410
Deferred tax assets, net	19,090	—
Other noncurrent assets	9,319	3,319
Total assets	$3,775,820	$3,637,268
LIABILITIES AND BUMBLE INC. SHAREHOLDERS' / BUZZ HOLDINGS L.P. OWNERS’ EQUITY
Accounts payable	$19,169	$23,741
Deferred revenue	39,924	31,269
Accrued expenses and other current liabilities	111,482	180,986
Current portion of long-term debt, net	2,588	5,338
Total current liabilities	173,163	241,334
Long-term debt, net	620,351	820,876
Deferred tax liabilities, net	—	428,087
Payable to related parties pursuant to a tax receivable agreement	388,780	—
Other liabilities	119,246	62,190
Total liabilities	$1,301,540	$1,552,487
Commitments and contingencies (Note 18)
Bumble Inc. Shareholders’ / Buzz Holdings L.P. Owners’ Equity:
Class A common stock (par value $0.01 per share, 6,000,000,000 shares authorized; 129,212,949 and no shares issued and outstanding as of December 31, 2021 and 2020, respectively)	1,292	—
Class B common stock (par value $0.01 per share, 1,000,000 shares authorized; 20 and 100 shares issued and outstanding as of December 31, 2021 and 2020, respectively)	—	—
Preferred stock (par value $0.01; authorized 600,000,000 shares; no shares issued and outstanding as of December 31, 2021 and 2020, respectively)	—	—
Limited Partners’ interest	—	1,903,121
Additional paid-in capital	1,586,781	—
Accumulated deficit	(52,856)	—
Accumulated other comprehensive income	80,629	180,852
Total Bumble Inc. shareholders’ / Buzz Holdings L.P. owners’ equity	1,615,846	2,083,973
Noncontrolling interests	858,434	808
Total owners’ / shareholders’ equity	2,474,280	2,084,781
Total liabilities and owners’ / shareholders’ equity	$3,775,820	$3,637,268

The accompanying notes are an integral part of these consolidated financial statements.

Bumble Inc.

Consolidated Statements of Operations

(in thousands, except per share / unit data)

	Successor		Predecessor
	Year Ended December 31, 2021	Period from January 29, through December 31, 2020	Period from January 1, through January 28, 2020	Year Ended December 31, 2019
Revenue	$765,660	$542,192	$39,990	$488,940
Operating costs and expenses:
Cost of revenue	209,921	146,629	10,790	139,767
Selling and marketing expense	211,711	152,588	11,157	142,902
General and administrative expense	265,738	178,615	44,907	67,079
Product development expense	105,917	46,994	4,087	39,205
Depreciation and amortization expense	107,056	91,767	408	6,734
Total operating costs and expenses	900,343	616,593	71,349	395,687
Operating earnings (loss)	(134,683)	(74,401)	(31,359)	93,253
Interest income (expense)	(25,609)	(22,134)	50	202
Other income (expense), net	11,166	(5,525)	(882)	(1,473)
Income (loss) before income tax	(149,126)	(102,060)	(32,191)	91,982
Income tax benefit (provision)	436,071	(8,126)	(365)	(6,138)
Net earnings (loss)	286,945	(110,186)	(32,556)	85,844
Net earnings (loss) attributable to noncontrolling interests	(30,834)	808	1,917	19,698
Net earnings (loss) attributable to Bumble Inc. shareholders / Buzz Holdings L.P. owners / Worldwide Vision Limited shareholders	$317,779	$(110,994)	$(34,473)	$66,146
Net earnings (loss) per share / unit attributable to Bumble Inc. shareholders / Buzz Holdings L.P. owners
Basic earnings (loss) per share / unit	$1.52	$(0.05)	—	—
Diluted earnings (loss) per share / unit	$1.48	$(0.05)	—	—

The accompanying notes are an integral part of these consolidated financial statements.

Bumble Inc.

Consolidated Statements of Comprehensive Operations

(in thousands)

	Successor		Predecessor
	Year Ended December 31, 2021	Period from January 29, through December 31, 2020	Period from January 1, through January 28, 2020	Year Ended December 31, 2019
Net earnings (loss)	$286,945	$(110,186)	$(32,556)	$85,844
Other comprehensive income (loss), net of tax:
Change in foreign currency translation adjustment	(7,319)	180,852	(774)	152
Total other comprehensive income (loss), net of tax	(7,319)	180,852	(774)	152
Comprehensive income (loss)	279,626	70,666	(33,330)	85,996
Comprehensive income (loss) attributable to noncontrolling interests	(33,673)	808	1,917	19,698
Comprehensive income (loss) attributable to Bumble Inc. shareholders' / Buzz Holdings L.P. owners / Worldwide Vision Limited shareholders	$313,299	$69,858	$(35,247)	$66,298

The accompanying notes are an integral part of these consolidated financial statements.

Bumble Inc.

Consolidated Statements of Changes in Equity

(Successor)

(in thousands, except share amounts)

	Limited Partners'	Class A Common Stock		Class B Common Stock		Additional Paid-in	Treasury Stock		Accumulated	Accumulated Other Comprehensive	Noncontrolling	Total Shareholders’ / Owners'
	Equity	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Income	Interests	Equity
Balance as of January 1, 2021	$1,903,121	—	$—	100	$—	$—	—	$—	$—	$180,852	$808	$2,084,781
Acquisition of noncontrolling interests	808	—	—	—	—	—	—	—	—	—	(808)	—
Net earnings prior to Reorganization Transactions	370,635	—	—	—	—	—	—	—	—	—	—	370,635
Stock-based compensation expense	11,587	—	—	—	—	—	—	—	—	—	—	11,587
Effect of the Reorganization Transactions (as adjusted)	(2,286,151)	82,642,374	826	—	—	1,075,019	—	—	—	(95,744)	1,306,050	—
Retirement of Class B common stock	—	—	—	(80)	—	—	—	—	—	—	—	—
Issuance of Class A common stock sold in the initial public offering, net of offering costs	—	57,500,000	575	—	—	2,236,787	—	—	—	—	121,009	2,358,371
'Purchase of Class A Common Stock in the initial public offering	—	—	—	—	—	—	24,798,848	(1,018,365)	—	—	—	(1,018,365)
Purchase of Common Units from Pre-IPO Common Unitholders in the initial public offering	—	—	—	—	—	(609,489)	—	—	—	—	(363,800)	(973,289)
Vested Incentive Units	—	—	—	—	—	(8,067)	—	—	—	—	8,067	—
Issuance of Founder loan common units	—	—	—	—	—	(30,371)	—	—	—	—	30,371	—
Equity plan modification from liability to equity settled due to Reorganization	—	—	—	—	—	22,107	—	—	—	—	—	22,107
Impact of Tax Receivable Agreement due to exchanges of Common Units	—	—	—	—	—	(387,669)	—	—	—	—	—	(387,669)
Stock-based compensation expense	—	—	—	—	—	105,254	—	—	—	—	—	105,254
Retirement of treasury stock	—	(24,798,848)	(248)	—	—	(1,018,117)	(24,798,848)	1,018,365	—	—	—	—
Cancellation of restricted shares	—	(178,806)	(1)	—	—	(2,164)	—	—	—	—	2,165	—
Exercise of options	—	12,668	—	—	—	734	—	—	—	—	(189)	545
Restricted stock units issued, net of shares withheld for taxes	—	235,148	2	—	—	(5,227)	—	—	—	—	(3,443)	(8,668)
Exchange of Common Units for Class A common stock	—	13,800,413	138	—	—	207,984	—	—	—	—	(208,122)	—
Net loss subsequent to Reorganization Transactions	—	—	—	—	—	—	—	—	(52,856)	—	(30,834)	(83,690)
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	—	—	(4,479)	(2,840)	(7,319)
Balance as of December 31, 2021	$—	129,212,949	$1,292	20	$—	$1,586,781	—	$—	$(52,856)	$80,629	$858,434	$2,474,280

The accompanying notes are an integral part of these consolidated financial statements.

Buzz Holdings L.P.

Consolidated Statements of Changes in Equity

(Successor)

(in thousands)

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

Buzz Holdings L.P.

Consolidated Statements of Changes in Equity (Deficit)

(Predecessor)

(in thousands)

	Issued Share Capital		Treasury Stock
	Units	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total Predecessor Shareholders’ Equity (Deficit)	Noncontrolling Interests	Total Shareholders’ Equity (Deficit)

Balance as of January 1, 2019	108,389	$11	6,940	$(3,788)	$1,185	$492	$(24,794)	$(26,894)	$(8,325)	$(35,219)
Net earnings	—	—	—	—	—	—	66,146	66,146	19,698	85,844
Stock-based compensation expense	—	—	—	—	2,160	—	—	2,160	—	2,160
Dividends paid	—	—	—	—	—	—	(18,000)	(18,000)	(5,359)	(23,359)
Other comprehensive income, net of tax	—	—	—	—	—	152	—	152	—	152
Share issuance	42	—	—	—	104			104		104
Balance as of December 31, 2019	108,431	$11	6,940	$(3,788)	$3,449	$644	$23,352	$23,668	$6,014	$29,682
Net (loss) earnings	—	—	—	—	—	—	(34,473)	(34,473)	1,917	(32,556)
Stock-based compensation expense	—	—	—	—	336	—	—	336	—	336
Other comprehensive loss, net of tax	—	—	—	—	—	(774)	—	(774)	—	(774)
Balance as of January 28, 2020	108,431	$11	6,940	$(3,788)	$3,785	$(130)	$(11,121)	$(11,243)	$7,931	$(3,312)

The accompanying notes are an integral part of these consolidated financial statements.

Bumble Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Successor		Predecessor
	Year Ended December 31, 2021	Period from January 29, through December 31, 2020	Period from January 1, through January 28, 2020	Year Ended December 31, 2019
Cash flows from operating activities:
Net earnings (loss)	$286,945	$(110,186)	$(32,556)	$85,844
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	107,056	91,767	408	6,734
Impairment loss	26,431	—	—	—
Change in fair value of interest rate swap	(6,593)	1,586	—	—
Change in fair value of contingent earn-out liability	55,900	27,800	—	—
Non-cash lease expense	5,438	(109)	(226)	952
Deferred income tax	(446,629)	(789)	26	201
Stock-based compensation expense	123,910	27,468	4,156	2,160
Net foreign exchange difference	4,084	6,945	(198)	600
Research and development tax credit	(1,322)	(1,211)	—	(2,374)
Other, net	6,093	3,604	31	201
Changes in assets and liabilities:
Accounts receivable	(9,953)	10,737	(17,599)	(5,971)
Other current assets	24,328	(46,949)	(2,175)	(21,144)
Accounts payable	(3,531)	2,970	12,984	(252)
Deferred revenue	8,654	22,169	289	1,360
Legal liabilities	(46,377)	(18,374)	(521)	(1,811)
Accrued expenses and other current liabilities	(30,545)	38,806	32,075	34,523
Other, net	948	27	—	369
Net cash provided by (used in) operating activities	104,837	56,261	(3,306)	101,392
Cash flows from investing activities:
Capital expenditures	(13,653)	(10,632)	(1,045)	(9,674)
Acquisition of business, net of cash acquired	—	(2,837,706)	—	—
Other, net	1,169	(2,313)	16	(1,722)
Net cash used in investing activities	(12,484)	(2,850,651)	(1,029)	(11,396)
Cash flows from financing activities:
Proceeds from issuance of Class A common stock sold in initial public offering, net of offering costs	2,358,371	—	—	—
Payments to purchase and retire common stock	(1,018,365)	—	—	—
Purchase of Common Units from Pre-IPO Common Unitholders in the initial public offering	(973,289)	—	—	—
Proceeds from exercise of options	545	—	—	—
Proceeds from repayments of loans to related companies	—	41,929	—	—
Debt issuance costs	—	(21,105)	—	—
Limited Partners’ interest	—	2,360,412	—	—
Proceeds from term loan	—	850,000	—	—
Repayment of term loan	(206,438)	(5,000)	—	—
Issuance of loans	—	—	—	(41,965)
Proceeds from issuance of shares	—	—	—	104
Dividends paid	—	(360,000)	—	(23,359)
Withholding tax paid on behalf of employees on stock based awards	(9,338)	—	—	0
Other, net	—	—	—	24
Net cash provided by (used in) financing activities	151,486	2,866,236	—	(65,196)
Effects of exchange rate changes on cash and cash equivalents	(2,950)	2,513	813	(640)
Net increase (decrease) in cash and cash equivalents and restricted cash	240,889	74,359	(3,522)	24,160
Cash and cash equivalents and restricted cash, beginning of the period	128,286	53,927	57,449	33,289
Cash and cash equivalents and restricted cash, end of the period	$369,175	$128,286	$53,927	$57,449
Less restricted cash	—	257	—	—
Cash and cash equivalents, end of the period	$369,175	$128,029	$53,927	$57,449

The accompanying notes are an integral part of these consolidated financial statements.

Bumble Inc.

Notes to the Consolidated Financial Statements

Note 1 - Organization and Basis of Presentation

Company Overview

Bumble Inc.’s main operations are providing online dating and social networking platforms through subscription and in-app purchases dating products servicing North America, Europe and various other countries around the world. Bumble Inc. provides these services through websites and applications that it owns and operates.

Bumble Inc. (the "Company" or "Bumble") was incorporated as a Delaware corporation on October 5, 2020 for the purpose of facilitating an initial public offering (“IPO”) and other related transactions in order to operate the business of Buzz Holdings L.P. (“Bumble Holdings”) and its subsidiaries.

Prior to the IPO and the Reorganization Transactions, Bumble Holdings L.P. ("Bumble Holdings"), a Delaware limited partnership, was formed primarily as a vehicle to finance the acquisition (the “Sponsor Acquisition”) of a majority stake in Worldwide Vision Limited by a group of investment funds managed by Blackstone Inc. (“Blackstone” or our "Sponsor"). As Bumble Holdings did not have any previous operations, Worldwide Vision Limited, a Bermuda exempted limited company, is viewed as the predecessor to Bumble Holdings and its consolidated subsidiaries. Accordingly, these consolidated financial statements include certain historical consolidated financial and other data for Worldwide Vision Limited for periods prior to the completion of the business combination.

On February 16, 2021, the Company completed its IPO of 57.5 million shares of Class A common stock at an offering price of $43 per share and received net proceeds of $2,361.2 million after deducting underwriting discounts and commissions. The Company used the proceeds from the issuance of 48.5 million shares ($1,991.6 million) to redeem shares of Class A common stock and purchase limited partnership interests of Bumble Holdings ("Common Units") from entities affiliated with our Sponsor, at a price per share / Common Unit equal to the IPO price, net of underwriting discounts and commissions.

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

Assuming the exchange of all outstanding Common Units for shares of Class A common stock on a one-for-one basis under the exchange agreement entered into by holders of Common Units, there would be 187,986,526 shares of Class A common stock outstanding (which does not reflect any shares of Class A common stock issuable in exchange for as-converted Incentive Units or upon settlement of certain other interests) as of December 31, 2021.

Secondary Offering

On September 15, 2021, the Company completed a secondary offering of 20.7 million shares of Class A common stock on behalf of certain selling stockholders affiliated with Blackstone (the "Selling Stockholders") at a price of $54.00 per share. This transaction resulted in the issuance of 9.2 million shares of Class A common stock for the period ending September 30, 2021.

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

A noncontrolling interest in a consolidated subsidiary represents the portion of the equity (net assets) in a subsidiary not attributable, directly or indirectly, to the Company. Noncontrolling interests are presented as a separate component of equity in the consolidated balance sheets and the presentation of net income is modified to present earnings and other comprehensive income attributed to controlling and noncontrolling interests. The Company’s noncontrolling interest represents substantive profit-sharing arrangements and profit and losses are attributable to controlling and noncontrolling interests using a hypothetical liquidation at book value method.

As a result of the Sponsor Acquisition as further discussed in Note 6, Business Combination, periods prior to January 28, 2020 reflect the financial statements of Worldwide Vision Limited prior to the business combination (referred to herein as the “Predecessor”). Periods subsequent to January 28, 2020 reflect the financial statements of the Company after the business combination (referred to herein as the “Successor”). The Company’s assets and liabilities were adjusted to fair value on the closing date of the business combination. Due to the change in the basis of accounting, the consolidated financial statements for the Predecessor and the Successor are not necessarily comparable. Where applicable, a black line separates the Successor and Predecessor periods to highlight the lack of comparability.

Statement of Changes in Equity Reclassification

Beginning in the fourth quarter of 2021, the Company adjusted its Consolidated Statement of Changes in Equity to reclassify $95.7 million from accumulated other comprehensive income to additional paid-in capital in order to correctly present the effects of the Reorganization Transactions and IPO, which had been incorrectly presented in the condensed consolidated financial statements included within our previously filed Quarterly Reports on Form 10-Q for the quarters ended March 31, 2021, June 30, 2021 and September 30, 2021.

This change has been concluded to be immaterial to the consolidated financial statements and has no impact on previously reported consolidated statements of operations, comprehensive operations, and cash flows.

The fiscal year end of the Company is December 31.

All references to the “Company”, “we”, “our” or “us” in this report are to Bumble Inc.

Note 2 - Summary of Selected Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make certain judgments, estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses. The Company’s significant estimates relate to income taxes, the fair value and useful lives of assets acquired and liabilities assumed in the Sponsor Acquisition, the recoverability of long-lived assets and goodwill, potential obligations associated with legal contingencies, the fair value of contingent consideration, and the fair value of derivatives and stock-based compensation.

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

Accounts Receivable

Accounts receivable are recorded net of an allowance for credit losses, potential chargebacks and refunds issued to users. The amount of this allowance is primarily based upon historical experience and future economic expectations. The Company maintains an allowance for expected credit losses to provide for the estimated amount of accounts receivable that will not be collected. The Company determines if an allowance is needed by considering a number of factors, including the Company’s previous loss history, the length of time accounts receivable are past due, the specific customer’s ability to pay the obligation to the Company, reasonable and supportable forecasts of future economic conditions, and the current economic condition of the general economy. No allowance for credit losses was recorded as of December 31, 2021 and 2020, as all accounts receivable were considered collectible.

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

The Company’s accounts receivable balances are predominantly with third-party aggregators and these are subject to normal credit risks which management believes to be not significant. As of December 31, 2021, one third party aggregator accounted for approximately 71% of the Company’s gross accounts receivable. As of December 31, 2020, two third party aggregators accounted for approximately 56% and 14%, of the Company’s gross accounts receivable, respectively. As of December 31, 2019, three third party aggregators accounted for approximately 48%, 12% and 10% of the Company’s gross accounts receivable, respectively.

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

Internal-Use Software

The Company incurs costs to develop software to be used solely to meet internal needs and applications used to deliver its services. These software development costs meet the criteria for capitalization once the preliminary project stage is complete and it is probable that the project will be completed, and the software will be used to perform the function intended. Costs capitalized during the application development stage include salaries, benefits, bonus, stock-based compensation, and taxes for employees who are directly involved in the development of new products or features, direct costs of materials and services incurred in developing or obtaining internal-use software and interest costs incurred, if applicable. Costs associated with post implementation activities are expensed as incurred.

Capitalized software development costs are classified as intangibles, net on the consolidated balance sheets. The cost of internal-use software is amortized on a straight-line method over the estimated useful life of the applicable software which is typically three years.

Impairment of Long-lived Assets

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

Business Combination

The Company accounts for business combinations using the acquisition method of accounting. The purchase price of the Sponsor Acquisition is allocated to the assets acquired and liabilities assumed based on their fair values at the date of acquisition, including identifiable intangible assets. Any excess of the amount paid over the estimated fair values of the identifiable net assets acquired is allocated to goodwill. These fair value determinations require judgment and involve the use of significant estimates and assumptions, including assumptions with respect to future cash inflows and outflows, discount rates, asset lives and market multiples, among other items.

In connection with the Sponsor Acquisition, the Company entered into a contingent earn-out arrangement that was determined to be part of the purchase consideration. The Company classified the arrangement as a liability at the time of the Sponsor Acquisition, as it will be settled in cash, and reflected the change in the liability at its current fair value for each subsequent reporting period thereafter until settled. The changes in the remeasured fair value of the contingent earn-out liability during each reporting period is recognized in “General and administrative expense” in the accompanying consolidated statements of operations. See Note 6, Business Combination, for additional information.

Transaction costs associated with business combinations are expensed as incurred.

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

During the fourth quarter of the year ended December 31, 2021, the Company determined that an individual definite long-lived asset was impaired and recognized an impairment charge of $26.4 million in "general and administrative expense" within the accompanying consolidated statement of operations. No impairment charges were recorded for goodwill and indefinite-lived intangibles. See Note 8, Goodwill and Intangible Assets, net for additional information on impairment.

Investments

The Company has certain investments in privately held companies and limited partnerships. These investments are carried at cost, less any impairments, and are adjusted for subsequent observable price changes obtained from orderly transactions for identical or similar investments issued by the same investee in accordance with ASC 321, Certain investment in Debt and Equity Securities. The investments are included in other assets in the accompanying consolidated balance sheets. Any gains or losses are recorded to other income (loss), net on the accompanying consolidated statement of operations.

Fair Value Measurements

The Company follows ASC 820, Fair Value Measurement, for financial assets and liabilities measured on a recurring basis. Other assets and liabilities are subject to fair value measurements only in certain circumstances, including purchase accounting in a business combination and long-lived assets that are written down to fair value when they are impaired.

Fair value is defined as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Company applies the fair value hierarchy to categorize the financial instruments measured at fair value based on the available inputs to the valuation and the degree to which they are observable or not observable in the market.

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

See Note 10, Fair Value Measurements, net for additional information.

Derivatives

The Company uses interest rate derivative instruments to manage the risk related to fluctuating cash flows from interest rate changes on the debt. These instruments are not designated as hedges for accounting purposes and are recorded in "Other assets" or “Other liabilities,” with changes in fair value recognized in “Other expense, net.”

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

During the year ended December 31, 2021, the period from January 29, 2020 to December 31, 2020, the period from January 1, 2020 to January 28, 2020 and the year ended December 31, 2019, there were no customers representing greater than 10% of total revenue.

For the periods presented, revenue across apps was as follows (in thousands):

	Successor		Predecessor
(in thousands)	Year Ended December 31, 2021	Period from January 29, through December 31, 2020	Period from January 1, through January 28, 2020	Year Ended December 31, 2019
Bumble App	$532,916	$337,237	$23,256	$275,545
Badoo App and Other	232,744	204,955	16,734	213,395
Total Revenue	$765,660	$542,192	$39,990	$488,940

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

Deferred Revenue

Deferred revenue consists of advance payments that are received or are contractually due in advance of the Company’s performance. The Company’s deferred revenue is reported on a contract by contract basis at the end of each reporting period. The Company classifies deferred revenue as current when the term of the applicable subscription period or expected completion of the performance obligation is one year or less. The deferred revenue balance is $39.9 million and $31.3 million at December 31, 2021 and 2020, respectively. During the year ended December 31, 2021, the period from January 29, 2020 to December 31, 2020, the period from January 1, 2020 to January 28, 2020 and the year ended December 31, 2019, the Company recognized revenue of $31.3 million, $9.6 million $10.6 million and $23.4 million, respectively, that was included in the deferred revenue balance at the beginning of each period.

Advertising Costs

Advertising costs are expensed in the period in which the services are first delivered to the Company. Where media space is purchased in advance, expense is deferred until the advertising service has been received by the Company. Advertising costs represent online marketing, including fees paid to search engines and social media sites, brand marketing such as out of home and television advertising, field marketing and partner-related payments to those who direct traffic to the Company’s platforms. Advertising expense was $175.0 million, $138.0 million, $9.8 million, and $130.4 million for the year ended December 31, 2021, the period from January 29, 2020 to December 31, 2020, for the period from January 1, 2020 to January 28, 2020, and the year ended December 31, 2019, respectively.

Debt Issuance Costs

Costs incurred in connection with obtaining new debt financing are deferred and amortized over the life of the related financing. If such financing is settled or replaced prior to maturity with debt instruments that have substantially different terms, the settlement is treated as an extinguishment and the unamortized costs are charged to gain or loss on extinguishment of debt. If such financing is settled or replaced with debt instruments from the same lender that do not have substantially different terms, the new debt agreement is accounted for as a modification for the prior debt agreement and the unamortized costs remain capitalized, the new original issuance discount costs are capitalized, and any new third-party costs are charged to expense. Deferred costs are recognized as a direct reduction in the carrying amount of the debt instrument on the consolidated balance sheets and are amortized to interest expense over the term of the related debt using the effective interest method.

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

Payable to Related Parties Pursuant to Tax Receivable Agreement

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

See Note 5, Payable to Related Parties Pursuant to a Tax Receivable Agreement, for additional information on the tax receivable agreement.

Foreign Currencies

The Company’s consolidated financial statements are presented in U.S. dollars, which is the Company’s functional currency. The financial position and operating results of foreign entities whose primary economic environment is based on their local currency are consolidated using the local currency as the functional currency. These local currency assets and liabilities are translated into U.S. dollars at the rates of exchange as of the balance sheet date, and local currency revenue and expenses of these operations are translated at average rates of exchange during the period. Translation gains and losses are included in accumulated other comprehensive income as a component of shareholders’ equity. Transaction gains and losses resulting from assets and liabilities denominated in a currency other than the functional currency are included in “Other expense, net” in the accompanying consolidated statements of operations. For the year ended December 31. 2021, the period from January 29, 2020 to December 31, 2020, the period from January 1, 2020 to January 28, 2020, and the year ended December 31, 2019, the Company recorded a gain (loss) of $4.5 million, $(14.1) million, $(0.6) million, and $(1.2) million, respectively.

Earnings (Loss) per Share/Unit

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

All earnings (loss) for the Predecessor period from January 1, 2020 to January 28, 2020 and for the year ended December 31, 2019 were entirely allocable to Predecessor shareholders and non-controlling interest. Additionally, due to the impact of the Sponsor Acquisition, the Company’s capital structure for the Predecessor and Successor periods is not comparable. As a result, the presentation of earnings (loss) per share for the periods prior to such transaction is not meaningful and only earnings (loss) per unit for periods subsequent to the Sponsor Acquisition are presented herein.

See Note 13, Earnings (Loss) per Share/Unit, for additional information on dilutive securities.

Stock-Based Compensation

The Company issues stock-based awards to employees that are generally in the form of stock options, restricted shares, incentive units, or restricted stock units (“RSUs”). Compensation cost for equity awards is measured at their grant-date fair value, and in the case of restricted shares and RSUs is estimated based on the fair value of the Company’s underlying common stock. The grant date fair value of stock options and incentive units is estimated using the Black-Scholes option pricing model for time-vesting awards or a Monte Carlo simulation approach in an option pricing framework for exit-vesting awards. These require management to make assumptions with respect to the fair value of the Company’s common stock on the grant date, including the expected term of the award, the expected volatility of the Company’s stock calculated based on a period of time generally commensurate with the expected term of the award, risk-free interest rates and expected dividend yields of the Company’s stock. For time-vesting awards, compensation cost is recognized over the requisite service period, which is generally the vesting period, using the graded attribution method. For performance-based stock awards, compensation expense is recognized over the requisite service period on a straight-line basis when achievement is probable. At the IPO date, we concluded that our public offering represented a qualifying liquidity event that would cause the performance conditions to be probable.

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

See Note 14, Stock-based Compensation, for a discussion of the Company’s stock-based compensation plans and awards.

Recently Issued Pronouncements Not Yet Adopted

In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which requires contract assets and contract liabilities acquired in a business combination to be recognized and measured by the acquirer on the acquisition date in accordance with ASC 606, Revenue from Contracts with Customers, as if it had originated the contracts. Under the current business combinations guidance, such assets and liabilities are recognized by the acquirer at fair value on the acquisition date. This new guidance is effective for the Company for its fiscal year beginning January 1, 2023 and interim periods within that fiscal year, and early adoption is permitted. The Company is currently evaluating the impact of adopting the new accounting guidance on its consolidated financial position, results of operations and cash flows.

In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU” 2020-04) and related amendments on Reference Rate Reform, which provided optional guidance and exceptions to for applying GAAP to contracts, hedging relationships, and other transactions that reference London Interbank Offered Rate ("LIBOR") or another reference rate expected to be discontinued because of reference rate reform if certain criteria are met. The amendments are effective prospectively at any point through December 31, 2022. The Company continues to evaluate the potential impact of adopting this new accounting guidance on its consolidated financial position, results of operations and cash flows. The Company plans to adopt the pronouncement during the fiscal year ending December 31, 2022.

Note 3 - Leases

Company as a lessee

The Company has operating leases for office space, data centers and other facilities in several states and international locations. Lease terms are negotiated on an individual basis and contain a wide range of different terms and conditions. Generally, the leases have initial terms ranging from one to eight years. Renewal options are not recognized as part of the right-of-use assets and lease liabilities as it is not reasonably certain at the lease commencement date that we will exercise these options to extend the leases.

The Company elected certain practical expedients under ASC 842 which allow us to combine lease and non-lease components of lease payments in determining right-of-use assets and related lease liabilities. We also elected the short-term lease exception. Leases with an initial term of twelve-months or less that do not include an option to purchase the underlying asset are not recorded on the consolidated balance sheets and are expensed on a straight-line basis over the lease term.

Expenses related to short-term leases were $0.4 million, $0.3 million, $0.0 million and $0.5 million for the year ended December 31, 2021, the period from January 29, 2020 to December 31, 2020 and the period from January 1, 2020 to January 28, 2020 and the year ended December 31, 2019, respectively.

Components of lease cost included in general and administrative expenses on the consolidated statement of operations are as follows (in thousands):

	Successor		Predecessor
Lease cost	Year Ended December 31, 2021	Period from January 29, through December 31, 2020	Period from January 1, through January 28, 2020	Year Ended December 31, 2019
Operating lease cost	$5,438	$4,165	$410	$5,704
Expense relating to short-term leases	363	331	36	467
Income from subleasing right-of-use assets	(561)	(502)	(46)	(559)
Total lease cost	$5,240	$3,994	$400	$5,612

Supplemental cash flow information related to leases is as follows (in thousands):

	Successor		Predecessor
	Year Ended December 31, 2021	Period from January 29, through December 31, 2020	Period from January 1, through January 28, 2020	Year Ended December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities	$5,464	$5,886	$633	$4,753
Right-of-use assets obtained in exchange for lease liabilities	19,570	146	—	2,960

During the year ended December 31, 2021, the Company has extended the leases on its properties in the United States and other countries, resulting in an increase of $19.6 million in right-of-use assets and a corresponding increase in lease liabilities.

Supplemental balance sheet information related to leases is as follows (in thousands, except lease term and discount rate):

	December 31,	December 31,
	2021	2020
Assets:
Right-of-use assets	$26,410	$11,711
Liabilities:
Accrued expenses and other current liabilities	$3,898	$4,933
Other liabilities	21,711	5,831
Total operating lease liabilities	$25,609	$10,764
Weighted average remaining operating lease term (years)	6.8	2.9
Weighted average operating lease discount rate	5.0%	6.5%

The Company’s leases do not provide a readily determinable implicit discount rate. The Company estimates its incremental borrowing rate as the discount rate based on the information available at lease commencement. As the Company enters into operating leases in multiple jurisdictions and denominated in currencies other than the U.S. dollar, judgment is used to determine the Company’s incremental borrowing rate including (1) conversion of the subordinated borrowing rate (using published yield curves) to an unsubordinated and collateralized rate, (2) adjusting the rate to align with the term of each lease, and (3) adjusting the rate to incorporate the effects of the currency in which the lease is denominated.

Future maturities on lease liabilities as of December 31, 2021, are as follows (in thousands):

Years Ended December 31,
2022	$4,037
2023	5,238
2024	2,109
2025	5,584
2026	5,241
Thereafter	8,105
Total lease payments	30,314
Less: imputed interest	(4,705)
Total lease liabilities	$25,609

There were no leases with residual value guarantees or executed leases that had not yet commenced as of December 31, 2021 and 2020.

Company as a lessor

In prior periods, the Company had classified a lease as a finance lease as it was reasonably certain that the lessee would exercise its option to purchase the property at the end of the lease. During the fourth quarter of 2021, the lessee exercised its option and the Company sold its legal and beneficial interest in the leased property which it had acquired in 2019 for an immaterial gain which is included in “Other income (expense), net” in the accompanying consolidated statements of operation.

Sublease considerations

The Company is also a sublessor on two operating leases that expire through 2023. The Company recorded $0.6 million, $0.5 million and $0.0 million in sublease income during the year ended December 31, 2021, the period from January 29, 2020 to December 31, 2020 and the period from January 1, 2020 to January 28, 2020, respectively.

Note 4 - Income Taxes

The Company is a corporation for U.S. federal and state income tax purposes. Each of the Company's accounting predecessor, Bumble Holdings, and Bumble Holdings’ accounting predecessor, Worldwide Vision Limited, is, and has been since the Sponsor Acquisition, treated as a flow-through entity for U.S. federal income tax purposes and as such, has generally not been subject to U.S. federal income tax at the entity level. Accordingly, the historical results of operations and other financial information set forth in this Annual Report do not include any material provisions for U.S. federal income tax. Following our initial public offering, the Company is subject to U.S. federal and state income tax as a corporation on its share of Bumble Holdings’ taxable income.

U.S. and foreign (loss) earnings before income taxes and noncontrolling interests are as follows (in thousands):

	Successor		Predecessor
	Year Ended December 31, 2021	Period from January 29, through December 31, 2020	Period from January 1, through January 28, 2020
U.S.	$(177,893)	$(41,703)	$(168)
Foreign	28,767	(60,357)	(32,023)
Total	$(149,126)	$(102,060)	$(32,191)

The components of the income tax (benefit) provision are as follows (in thousands):

	Successor		Predecessor
	Year Ended December 31, 2021	Period from January 29, through December 31, 2020	Period from January 1, through January 28, 2020
Current income tax (benefit) provision:
State	$(122)	$162	$—
Foreign	10,680	8,753	452
Current income tax provision	$10,558	$8,915	$452
Deferred income tax (benefit) provision:
Federal	$192	$(100)	$—
State	—	(91)	—
Foreign	(446,821)	(598)	(87)
Deferred income tax (benefit) provision	(446,629)	(789)	(87)
Income tax (benefit) provision	$(436,071)	$8,126	$365

The income tax benefit of $436.1 million recorded in the year ended December 31, 2021 includes a $441.5 million deferred tax benefit related to the reversal of net deferred tax liabilities recorded at our Maltese and UK entities due to a restructuring of our international operations which occurred on January 1, 2021. In addition, the income tax benefit for the year ended December 31, 2021, reflects the impact of our assessment that we will not be able to realize the benefit of certain deferred tax assets arising in the current year for which a valuation allowance has been recorded.

The tax effects of cumulative temporary differences that give rise to significant deferred tax assets and deferred tax liabilities are presented below (in thousands):

	December 31,	December 31,
	2021	2020
Deferred tax assets:
Investment in partnership	$164,220	$—
Depreciation and amortization	275	—
Net operating loss	42,229	8,373
Interest expense carry forward	1,530	—
Tax Receivable Agreement	31,223	—
Share-based compensation	14,405	—
Other	2,991	4,553
Total deferred tax assets	256,873	12,926
Less: Valuation allowance	(237,783)	(8)
Deferred tax assets, net of valuation allowance	$19,090	$12,918
Deferred tax liabilities:
Depreciation and amortization	—	(441,005)
Total deferred tax liabilities	—	(441,005)
Deferred tax (liabilities) assets, net	$19,090	$(428,087)

As of December 31, 2021, the Company had deferred tax assets related to federal, state and foreign net operating loss carryforwards of $34.4 million, $4.1 million and $1.7 million, respectively. Both the federal and foreign net operating losses can be carried forward indefinitely.

We recognize deferred tax assets to the extent we believe these assets are more likely than not to be realized. In making such a determination, we consider all positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent results of operations. A valuation allowance is provided if it is determined that it is more likely than not that the deferred tax asset will not be realized. After consideration of all positive and negative evidence, we have recorded a valuation allowance with respect to our U.S. federal and state deferred tax assets relating to the investment in partnership, net operating loss carryforwards, interest expense carryforwards and the TRA Liability. For the rest of the deferred tax assets in our foreign jurisdictions, a valuation allowance was not deemed necessary based upon our determination that these deferred tax assets are more likely than not to be realized.

A reconciliation of the statutory federal effective tax rate to the effective tax rate is as follows:

	Successor		Predecessor
	Year Ended December 31, 2021	Period from January 29, through December 31, 2020	Period from January 1, through January 28, 2020
Income tax provision at the statutory rate(1)	21%	35%	35%
Nondeductible expenses	(1)%	(77)%	(39)%
State taxes, net of federal benefit	1%	—	—
Non-controlling interest	(14)%	—	—
Effect of foreign taxes	(3)%	—	—
Share-based compensation	(3)%	1%	(1)%
Impact of IP realignment	296%	—	—
Tax rebate	—	28%	0%
Tax rate differential	—	25%	4%
Valuation allowance	(4)%	0%	0%
Tax rate change	—	(22)%	0%
Other	(1)%	2%	0%
Income tax provision	292%	(8)%	(1)%

(1) The effective tax rate for the year ended December 31, 2020 was based on a primary tax domicile in Malta which has a statutory tax rate of 35%. Due to the IPO and related restructuring involving the transfer of intangible property to the US, the primary tax domicile of the Company has moved to the United States with a statutory tax rate of 21%. The transfer of the intangible property to the US resulted in deferred tax benefit of $441.5 million that is included as “Impact of IP realignment” in the rate reconciliation above.

Uncertain Tax Positions

We file income tax returns in each jurisdiction in which we operate, both domestically and internationally. Due to the complexity involved with certain tax matters, we have considered all relevant facts and circumstances for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. We believe that there are no other jurisdictions in which the outcome of uncertain tax matters is likely to be material to our results of operations, financial position or cash flows. We further believe that we have made adequate provision for all income tax uncertainties.

A rollforward of unrecognized tax benefits, excluding accrued penalties and interest, for the year ended December 31, 2021 is as follows:

Successor
(in thousands)	Year Ended December 31, 2021
Balance, beginning of the period	$—
Additions based on tax positions related to the current year	1,500
Balance, end of the period	$1,500

Of the total amount of unrecognized tax benefits as of December 31, 2021, $1.5 million if recognized, would favorably impact our effective tax rate. We believe that the amount of unrecognized tax benefits disclosed above is reasonably possible to change significantly over the next 12 months.

No interest or penalties were recognized in the consolidated statements of operations or consolidated balance sheets. To the extent we recognize interest expense and penalties related to income tax matters in the future, we will recognize the amounts within the “Income tax benefit (provision)” on our consolidated statements of operations.

We currently file income tax returns in the U.S. and all foreign jurisdictions in which we have entities, which are periodically under audit by federal, state, and foreign tax authorities. These audits can involve complex matters that may require an extended period of time for resolution. We remain subject to U.S. federal and state income tax examinations for the tax years 2018 through 2021 and in the foreign jurisdictions in which we operate for varying periods from 2016 through 2021. We currently have income tax examinations open for U.S. federal tax purposes for 2019, the United Kingdom for 2019 and in Texas for 2017 through 2020.

Although the outcome of open tax audits is uncertain, in management’s opinion, adequate provisions for income taxes have been made. If actual outcomes differ materially from these estimates, they could have a material impact on our financial condition and results of operations. Differences between actual results and assumptions or changes in assumptions in future periods are recorded in the period they become known. To the extent additional information becomes available prior to resolution, such accruals are adjusted to reflect probable outcomes.
Note 5 - Payable to Related Parties Pursuant to a Tax Receivable Agreement

In connection with the Reorganization Transactions and our IPO, we entered into a tax receivable agreement with certain of our pre-IPO owners that provides for the payment by the Company to such pre-IPO owners of 85% of the benefits, that the Company realizes, or is deemed to realize, as a result of the Company's allocable share of existing tax basis acquired in our IPO and other tax benefits related to entering into the tax receivable agreement.

We estimate the amount of existing tax basis with respect to which our pre-IPO owners will be entitled to receive payments under the tax receivable agreement (assuming all Pre-IPO Common Unitholders exchanged their Common Units for shares of Class A common stock on the date of the IPO, and assuming all vested Incentive Units were converted to Common Units and immediately exchanged for shares of Class A common stock at the IPO prices of $43.00 per share of Class A common stock) is approximately $2,603 million which includes the Company’s allocable share of existing tax basis acquired in the IPO, which we have determined to be approximately $1,728 million. In determining the Company’s allocable share of existing tax basis acquired in the IPO, we have given retrospective effect to certain exchanges of Common Units for Class A shares that occurred after the IPO that were contemplated to have occurred pursuant to the Blocker Restructuring. The payments under the tax receivable agreement are not conditioned upon continued ownership of the Company by the pre-IPO owners.

We have determined that it is more likely than not that we will be unable to realize tax benefits related to certain basis adjustments and acquired net operating losses that were received in connection with the Reorganization Transactions and our IPO. As a result of this determination, we have not recorded the benefit of these deferred tax assets as of December 31, 2021. The realizability of the deferred tax assets is evaluated based on all positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent results of operations. We will assess the realizability of the deferred tax assets at each reporting period, and a change in our estimate of our liability associated with the tax receivable agreement may result as additional information becomes available, including results of operations in future periods. At the time of the Sponsor Acquisition, the assets and liabilities of Bumble Holdings were adjusted to fair value on the closing date of the business combination for both financial reporting and income tax purposes. As a result of the IPO transaction, we inherited certain tax benefits associated with this stepped-up basis (“Common Basis”) created when certain pre-IPO owners acquired their interests in Bumble Holdings in the Sponsor Acquisition. This Common Basis entitles us to the depreciation and amortization deductions previously allocable to the pre-IPO owners. Based on current projections, we anticipate having sufficient taxable income to be able to realize the benefit of this Common Basis and have recorded a tax receivable agreement liability to related parties of $388.8 million related to these benefits as of December 31, 2021. To the extent that we determine that we are able to realize the tax benefits associated with the basis adjustments and net operating losses, we would record an additional liability of $280.7 million for a total liability of $669.5 million. If, in the future, we are not able to utilize the Common Basis, we would record a reduction in the tax receivable agreement liability to related parties that would result in a benefit recorded within our consolidated statement of operations.

Note 6 - Business Combination

On January 29, 2020, the Company, and the wholly owned indirect subsidiary, Buzz Merger Sub Limited, executed an Agreement and Plan of Merger (the “Merger Agreement”) with Worldwide Vision Limited whereby the Company agreed to purchase all of the outstanding equity interest of Worldwide Vision Limited, for a purchase price of approximately $2.9 billion, as detailed below. The Sponsor Acquisition is accounted for using the acquisition method of accounting which requires that the assets acquired and liabilities assumed be recognized at their estimated fair values as of the acquisition date (based on Level 3 measurements). The contingent earn-out liability is discussed in Note 10, Fair Value Measurements.

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

Note 7 - Property and Equipment, net

A summary of the Company’s property and equipment, net is as follows (in thousands):

	December 31, 2021	December 31, 2020
Computer equipment	$21,675	$18,423
Leasehold improvements	7,288	5,318
Furniture and fixtures	904	861
Total property and equipment, gross	29,867	24,602
Accumulated depreciation	(15,240)	(7,769)
Total property and equipment, net	$14,627	$16,833

Depreciation expense related to property and equipment, net for the year ended December 31, 2021, the period from January 29, 2020 to December 31, 2020, the period from January 1, 2020 to January 28, 2020 and for the year ended December 31, 2019 was $9.1 million, $7.4 million, $0.4 million, and $6.7 million, respectively. For the year ended December 31, 2019, $20.8 million of fully depreciated computer equipment was written off.

Note 8 - Goodwill and Intangible Assets, net

Goodwill

The changes in the carrying amount of goodwill for the periods presented is as follows:

Balance as of December 31, 2020	$1,540,915
Goodwill adjustment, net (1)	(803)
Balance as of December 31, 2021	$1,540,112

(1) Relates to the impact of $0.8 million of deferred income taxes.

There were no impairment charges recorded for goodwill and indefinite-lived intangibles for the year ended December 31, 2021 and 2020, respectively.

Intangible Assets, net

A summary of the Company’s intangible assets, net is as follows (in thousands):

	December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Impairment losses	Net Carrying Amount	Weighted- Average Remaining Useful Life (Years)
Brands	$1,511,269	$—	$—	$1,511,269	Indefinite
Developed technology	244,813	(93,845)	—	150,968	3.1
User base	112,695	(86,399)	—	26,296	0.6
White label contracts	33,384	(6,953)	(26,431)	—	—
Other	9,106	(841)	—	8,265	5.3
Total intangible assets, net	$1,911,267	$(188,038)	$(26,431)	$1,696,798

	December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted- Average Remaining Useful Life (Years)
Brands	$1,511,269	$—	$1,511,269	Indefinite
Developed technology	244,813	(44,884)	199,929	4.1
User base	112,695	(41,322)	71,373	1.6
White label contracts	33,384	(3,826)	29,558	7.1
Other	352	(71)	281	4.0
Total intangible assets, net	$1,902,513	$(90,103)	$1,812,410

During the fourth quarter of 2021, the Company identified an indicator of impairment specific to the white label contracts. As a result, the Company performed an impairment analysis which determined the asset was impaired. Accordingly, the Company recognized an impairment charge of $26.4 million in the accompanying consolidated statement of operations which resulted in a write down of the asset in its entirety. The valuation of intangible assets incorporates significant unobservable inputs and requires significant judgment and estimates, including the amount and timing of future cash flows. See Note 10, Fair Value Measurements for additional information.

There were no impairment charges recorded on definite-lived intangibles for the year ended December 31, 2020.

Amortization expense related to intangible assets, net for the year ended December 31, 2021, the period from January 29, 2020 to December 31, 2020, the period from January 1, 2020 to January 28, 2020 and for the year ended December 31, 2019 was $97.9 million, $84.4 million, $0.0 million, and $0.1 million, respectively.

As of December 31, 2021, amortization of intangible assets with definite lives is estimated to be as follows (in thousands):

2022	$76,928
2023	50,632
2024	49,953
2025	4,422
2026 and thereafter	1,903
Total	$183,838

Note 9 - Other Financial Data

Consolidated Balance Sheets Information

Other current assets are comprised of the following balances (in thousands):

	December 31, 2021	December 31, 2020
Capitalized aggregator fees	$8,183	$5,533
Prepayments	10,989	6,435
Income tax receivable	30,563	59,364
Capitalized IPO costs	—	3,033
Other receivables	3,016	7,022
Total other current assets	$52,751	$81,387

Accrued expenses and other current liabilities are comprised of the following balances (in thousands):

	December 31, 2021	December 31, 2020
Legal liabilities	$8,767	$55,144
Accrued expenses	39,849	36,184
Lease liabilities	3,898	4,933
Income tax payable	42,317	71,324
Other payables	16,651	13,401
Total accrued expenses and other current liabilities	$111,482	$180,986

Other non-current liabilities are comprised of the following balances (in thousands):

	December 31, 2021	December 31, 2020
Lease liabilities	$21,711	$5,831
Contingent earn-out liability	96,600	40,700
Stock-based compensation liabilities	—	13,765
Other liabilities	935	1,894
Total other liabilities	$119,246	$62,190

Consolidated Statement of Cash Flows Information

Supplemental cash flow information is as follows (in thousands):

	Successor		Predecessor
	Year Ended December 31, 2021	Period from January 29, through December 31, 2020	Period from January 1, through January 28, 2020	Year Ended December 31, 2019
Taxes paid	$33,421	$42	$—	$3,996
Interest paid	22,339	19,862	—	—

Note 10 - Fair Value Measurements

The following tables present the Company’s financial instruments that are measured at fair value on a recurring basis (in thousands):

	December 31, 2021
	Level 1	Level 2	Level 3	Total Fair Value Measurements
Assets:
Cash and cash equivalents	$369,175	$—	$—	$369,175
Derivative asset	—	5,008	—	5,008
Equity investments	—	—	2,610	2,610
	$369,175	$5,008	$2,610	$376,793
Liabilities:
Contingent earn-out liability	$—	$—	$96,600	$96,600
	$—	$—	$96,600	$96,600

	December 31, 2020
	Level 1	Level 2	Level 3	Total Fair Value Measurements
Assets:
Cash and cash equivalents	$128,029	$—	$—	$128,029
Deposits on credit card	257	—	—	257
Equity investments	—	—	1,458	1,458
	$128,286	$—	$1,458	$129,744
Liabilities:
Contingent earn-out liability	$—	$—	$40,700	$40,700
Derivative liability	—	1,586	—	1,586
	$—	$1,586	$40,700	$42,286

There were no transfers between levels between December 31, 2020 and December 31, 2021.

The carrying value of accounts receivable, accounts payable, income tax payable, accrued expenses and other payables approximate their fair values due to the short-term maturities of these instruments.

The Company’s contingent earn-out liability that is measured at fair value on a recurring basis using significant unobservable inputs (Level 3) totaled $96.6 million and $40.7 million as of December 31, 2021 and 2020, with the total fair value movement of $55.9 million and $27.8 million for the year ended December 31, 2021 and the period from January 29, 2020 to December 31, 2020, respectively, included in “General and administrative expense.”

As of December 31, 2021, there is a contingent consideration arrangement, consisting of an earn-out payment to former shareholders of Worldwide Vision Limited of up to $150 million. The Company determined the fair value of the contingent earn-out liability by using a probability-weighted analysis to determine the amount of the liabilities, and, if the arrangement is long-term in nature, applying a discount rate that captures the risks associated with the obligation. The number of scenarios in the probability-weighted analyses vary; generally, more scenarios are prepared for longer duration and more complex arrangements. As of December 31, 2021 and 2020, the fair value of the contingent earn-out liability reflects a risk-free rate of 0.5% and 0.3%, respectively.

The fair value of the contingent earn-out liability is sensitive to changes in the forecasts of earnings and/or the relevant operating metrics and changes in discount rates. The Company remeasures the fair value of the contingent earn-out liability each reporting period, and changes are recognized in “General and administrative expense” in the accompanying consolidated statements of operations. The contingent earn-out liability as of December 31, 2021 and 2020 is included in “Other liabilities” in the accompanying consolidated balance sheets.

Asset and liabilities that are measured at fair value on a non-recurring basis include long-lived assets and indefinite-lived intangible assets. During the fourth quarter of 2021, the white label contracts were measured and recorded at fair value using unobservable inputs (Level 3). The total impairment loss recorded on those assets was $26.4 million as of December 31, 2021.

Note 11 - Debt

Total debt is comprised of the following (in thousands):

	December 31, 2021	December 31, 2020
Term Loan due January 29, 2027	$638,563	$845,000
Less: unamortized debt issuance costs	15,624	18,786
Less: current portion of debt, net	2,588	5,338
Total long-term debt, net	$620,351	$820,876

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

Based on the calculation of the applicable consolidated total leverage ratio, the applicable margin for borrowings under the revolving credit facility is between 1.00% to 1.50% with respect to base rate borrowings and between 2.00% and 2.50% with respect to LIBOR rate borrowings. The interest rates in effect for the Original Term Loan and the Additional Term Loan as of December 31, 2021 were 2.84% and 3.75%, respectively. The Term Loans will mature on January 29, 2027 and principal amounts outstanding under the revolving credit facility will be due and payable in full at maturity on January 29, 2025. As of December 31, 2021, and at all times during the period, the Company was in compliance with the financial debt covenants.

As the loans are issued with a floating rate of interest, the Company believes that the fair value of the obligations is approximated by the principal amount of the loans as of December 31, 2021. The carrying value of the Term Loans includes the outstanding principal amount, less unamortized debt issuance costs. Therefore, the Company assumes the carrying value of the debt, before any transaction costs, would closely approximate the fair value of the loan obligation with the assumptions above.

Future maturities of long-term debt as of December 31, 2021, were as follows (in thousands):

2022	$5,750
2023	5,750
2024	5,750
2025	5,750
2026 and thereafter	615,563
Total	$638,563

Note 12 – Shareholders’ Equity

Equity Structure Prior to Initial Public Offering and Reorganization

Limited Partner’s Interest

On January 29, 2020, Bumble Holdings, and the wholly owned indirect subsidiary, Buzz Merger Sub Limited, executed the Merger Agreement with Worldwide Vision Limited whereby Bumble Holdings agreed to purchase all of the outstanding equity interest of Worldwide Vision Limited (see Note 6, Business Combination). In conjunction with the Sponsor Acquisition, the equity that was in existence in the Predecessor periods was settled and no longer outstanding subsequent to January 29, 2020.

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

As of December 31, 2020, there were 2,453,784,599 units of Class A and 153,273,895 units of Class B outstanding.

Noncontrolling Interests

Prior to the IPO, the Company’s noncontrolling interests represented a reserve for minority interests’ share of accumulated profits and losses of Huggle App (UK) Limited and Lumen App Limited and pre-Sponsor Acquisition, Bumble Holding Limited and its subsidiaries.

Initial Public Offering

On February 16, 2021, the Company completed its IPO of 57.5 million shares of Class A common stock at an offering price of $43 per share. The Company received net proceeds of $2,361.2 million after deducting underwriting discounts and commissions. The Company used the proceeds from the issuance of 48.5 million shares ($1,991.6 million) in the IPO to redeem shares of Class A common stock and purchase Common Units from entities affiliated with our Sponsor, at a price per share / Common Unit equal to the IPO price, net of underwriting discounts and commissions. The Company used a portion of the proceeds from the issuance of 9.0 million shares ($369.6 million) in the IPO to repay $200.0 million of outstanding indebtedness.

Secondary Offering

On September 15, 2021, the Company completed a secondary offering of 20.7 million shares of Class A common stock on behalf of certain selling stockholders affiliated with Blackstone Inc. (the "Selling Stockholders") at a price of $54.00 per share. This transaction resulted in the issuance of 9.2 million shares of Class A common stock for the period ending September 30, 2021.

Bumble did not sell any shares of Class A common stock in the offering and did not receive any of the proceeds from the sale. Bumble paid the costs associated with the sale of shares by the Selling Stockholders, net of the underwriting discounts.

Reorganization

Prior to the IPO, on February 10, 2021 the limited partnership agreement of Bumble Holdings was amended and restated, resulting in the following:

•
Bumble Inc. became the general partner of Bumble Holdings with 100% of the voting power and control of the management of Bumble Holdings.
•
All outstanding Class A Units were either (1) reclassified into a new class of limited partnership interest referred to as “Common Units”, or (2) directly or indirectly exchanged for vested shares of Class A common stock of Bumble Inc.
•
All outstanding Class B Units were either (1) reclassified into a new class of limited partnership interest referred to as “Incentive Units”, or (2) directly or indirectly exchanged for vested shares of Class A common stock of Bumble Inc. (in the case of vested Class B Units) and restricted shares of Class A common stock of Bumble Inc. (in the case of unvested Class B Units).
•
Recognition of a noncontrolling interest due to the Pre-IPO Shareholders retaining an economic interest in Bumble Holdings related to Common Units not exchanged for vested shares of Class A common stock.

As part of the Reorganization Transactions, the Blocker Companies entered into certain restructuring transactions that resulted in the Pre-IPO Shareholders acquiring newly issued shares of Class A common stock in exchange for their ownership interests in the Blocker Companies and the Company acquiring an equal number of outstanding Common Units.

Additionally, Bumble Inc. and the holders of all Common Units entered into an exchange agreement in which the holders of the Common Units will have the right on a quarterly basis to exchange their Common Units for shares of Class A common stock of the Company on a one-for-one basis, subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications.

Subsequent to the Reorganization Transactions, our Sponsor effected certain exchanges of Common Units for Class A shares that were contemplated to have occurred pursuant to the Blocker Restructuring, with the net change to the capital structure being 4,455,510 Common Units in Bumble Holdings being exchanged on April 1, 2021, on a one-for-one basis, for Class A common stock in the Company. We gave retrospective effect to these transactions when estimating our tax receivable agreement liability, see Note 4 – Income Taxes.

Amendment and Restatement of Certificate of Incorporation

The Company’s amended and restated certificate of incorporation has three classes of ownership interests: 6,000,000,000 shares of Class A common stock, par value $0.01 per share, 1,000,000 shares of Class B common stock, par value $0.01 per share, and 600,000,000 shares of preferred stock, par value $0.01 per share.

Class A Common Stock

Shares of Class A common stock have both voting and economic rights. Holders of Class A common stock are entitled to one vote for each share of Class A common stock held. Notwithstanding the foregoing, unless they elect otherwise, our Founder and affiliates of Blackstone (collectively, the “Principal Stockholders”) are entitled to outsized voting rights. Until the High Vote Termination Date (as defined below), each share of Class A common stock held by a Principal Stockholder is entitled to ten votes. “High Vote Termination Date” means the earlier to occur of (i) seven years from the closing of this offering and (ii) the date the parties to the stockholders agreement cease to own in the aggregate 7.5% of the outstanding shares of Class A common stock, assuming exchange of all Common Units. Shares of Class A common stock are entitled to dividends and pro rata distribution of remaining available assets upon liquidation. Shares of Class A common stock do not have preemptive, subscription, redemption or conversion rights.

As of December 31, 2021 and 2020, there were 129,212,949 and 0 shares of Class A common stock outstanding.

Class B Common Stock

Shares of Class B common stock have voting but no economic rights. Holders of Class B common stock generally are entitled, without regard to the number of shares of Class B common stock held by such holder, to one vote for each Common Unit of Bumble Holdings held by such holder. Notwithstanding the foregoing, unless they elect otherwise, each Principal Stockholder that holds Class B common stock is entitled to outsized voting rights. Until the High Vote Termination Date, each Principal Stockholder that holds Class B common stock is entitled, without regard to the number of shares of Class B common stock held by such Principal Stockholder, to a number of votes equal to 10 times the aggregate number of Common Units of Bumble Holdings held by such Principal Stockholder. Shares of Class B common stock do not have any right to receive dividends or distribution upon liquidation.

As of December 31, 2021 and 2020, there were 20 and 100 shares of Class B common stock outstanding.

Preferred Stock

The Company is authorized to issue, without the approval of its stockholders, one or more series of preferred stock. The Board may determine, with respect to any series of preferred stock, the powers (including voting powers), preferences and relative, participating, optional or other special rights.

As of December 31, 2021 and 2020, no preferred stock has been issued.

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

Distributions

No dividends were paid in the year ended December 31, 2021.

During the period from January 29, 2020 to December 31, 2020, the Company declared a dividend of $360.0 million to the pre-IPO owners, of which approximately $334.3 million was paid by the Company on October 28, 2020 and $25.6 million of which was used by Whitney Wolfe Herd to partially repay the loan to Founder, and to pay related fees and expenses in connection therewith. The dividend that was paid on October 28, 2020 and the Founder Loan repayment is accounted for as an increase to Limited Partners’ Interest.

During the year ended December 31, 2019, the Company paid dividends of $5.4 million to the unitholders that are outside the Company. No dividends were paid in the period from January 1, 2020 to January 28, 2020.

No dividends were outstanding at December 31, 2021, 2020 and 2019.

Note 13 – Earnings (Loss) per Share / Unit

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

The following table sets forth a reconciliation of the numerators used to compute the Company's basic and diluted earnings (loss) per share / unit (in thousands)

	Year Ended December 31, 2021	Period from January 29, through December 31, 2020
Numerator:
Net earnings (loss)	$286,945	$(110,186)
Net loss attributable to noncontrolling interests	(30,834)	808
Net earnings (loss) attributable to Bumble Inc. shareholders / Buzz Holdings L.P. owners	$317,779	$(110,994)

The following table sets forth the computation of the Company's basic and diluted earnings (loss) per share / unit (in thousands, except share / unit amounts, and per share / unit amounts).

	Year Ended December 31, 2021	Period from January 29, through December 31, 2020
Basic earnings (loss) per share / unit attributable to common stockholders / unitholders
Numerator
Allocation of net earnings (loss) attributable to Bumble Inc. shareholders / Buzz Holdings L.P. owners	$185,449	$(110,994)
Less: net earnings (loss) attributable to participating securities	454	—
Net earnings (loss) attributable to common stockholders / unitholders	$184,995	$(110,994)
Denominator
Weighted average number of shares of Class A common stock / units outstanding	121,425,908	2,453,947,685
Basic earnings (loss) per share / unit attributable to common stockholders / unitholders	$1.52	$(0.05)

Diluted earnings (loss) per share / unit attributable to common stockholders / unitholders
Numerator
Allocation of net earnings (loss) attributable to Bumble Inc. shareholders / Buzz Holdings L.P. owners	$181,003	$(110,994)
Increase in net earnings (loss) attributable to common shareholders upon conversion of potentially dilutive Common Units	104,328	—
Less: net earnings (loss) attributable to participating securities	443	—
Net earnings (loss) attributable to common stockholders / unitholders	$284,888	$(110,994)
Denominator
Number of shares / units used in basic computation	121,425,908	2,453,947,685
Add: weighted-average effect of dilutive securities
Restricted Shares	—	—
RSUs	1,033,701	—
Options	5,569	—
Common Units to Convert to Class A Common Stock	70,210,298	—
Weighted average shares of Class A common stock / units outstanding used to calculate diluted earnings (loss) per share / unit	192,675,476	2,453,947,685
Diluted earnings (loss) per share / unit attributable to common stockholders / unitholders	$1.48	$(0.05)

Note 14 - Stock-based Compensation

Total stock-based compensation cost was as follows:

	Successor		Predecessor
(in thousands)	Year Ended December 31, 2021	Period from January 29, through December 31, 2020	Period from January 1, through January 28, 2020	Year Ended December 31, 2019
Cost of revenue	$3,749	$615	$—	$—
Selling and marketing expense	12,925	2,055	75	421
General and administrative expense	62,284	17,318	3,997	1,229
Product development expense	44,952	7,480	84	510
Total stock-based compensation expense	$123,910	$27,468	$4,156	$2,160

Predecessor Plans

Prior to the Sponsor Acquisition, Worldwide Vision Limited operated a share option plan and a growth share plan, and Bumble Holding Limited, a subsidiary of Worldwide Vision Limited, had issued phantom stock.

In connection with the Sponsor Acquisition, Worldwide Vision Limited’s stock-based compensation plans were terminated and the phantom stock awards issued by Bumble Holding Limited were settled, including $4.0 million that was recognized as stock-based compensation expense in general and administrative expense in the consolidated statement of operations for the period from January 1, 2020 to January 28, 2020.

Successor Plans

Prior to the IPO, Bumble Holdings had three active plans under which awards had been granted to various employees of the Company, including key management personnel, based on their management grade.

In connection with the Sponsor Acquisition, Bumble Holdings and Buzz Management Aggregator L.P., an interest holder in Bumble Holdings, adopted two new incentive plans for the employees’ performance and retention purposes, namely the Employee Incentive Plan (“Non-U.S. Plan”) and the Equity Incentive Plan (“U.S. Plan”). The participants of the Non-U.S. Plan and U.S. Plan are selected employees of the Company and the subsidiaries. Bumble Holdings also adopted one incentive plan for Whitney Wolfe Herd (the “Founder Plan”). Awards granted under the Founder Plan and U.S. Plan were in the form of Class B Units in Bumble Holdings and Class B Units in Buzz Management Aggregator L.P, respectively (collectively, the “Class B Units”). Under the Non-U.S. Plan, participants have received phantom awards of Class B Units in Buzz Management Aggregator L.P. (the “Phantom Class B Units”) that are settled in cash equal to the notional value of the Buzz Management Aggregator Class B Units at the settlement date.

The Class B Units under the Founder Plan and U.S. Plan and the Phantom Class B Units under the Non-U.S. Plan comprise:

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

Post-IPO Award Reclassification

In connection with the Company’s IPO, awards under the Founder Plan, U.S. Plan, and Non-U.S. Plan were reclassified as follows:

•
The Time-Vesting and Exit-Vesting Class B Units in Bumble Holdings under the Founder Plan and granted to senior management under the U.S. Plan were reclassified to vested Incentive Units (in the case of Vested Class B Units) and unvested Incentive Units (in the case of unvested Class B Units) in Bumble Holdings.

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

In each of the above reclassifications, the Post-IPO awards retained the same terms and conditions (including applicable vesting requirement). Each Post-IPO award was converted to reflect the $43.00 share price contemplated in the Company’s IPO while retaining the same economic value in the Company.

At the IPO date, we concluded that our public offering represented a qualifying liquidity event that would cause the Exit-Vesting awards’ performance conditions to be probable. As such, we have begun to recognize stock-based compensation expense in relation to the Exit-Vesting awards. During the year ended December 31, 2021, we recognized compensation cost related to the reclassified Exit-Vesting awards of $26.3 million.

Time-Vesting and Exit-Vesting Class B Units Reclassified to Incentive Units in Bumble Holdings or Restricted Shares of Class A Common Stock in Bumble Inc.

The following table summarizes the information about Time-Vesting and Exit-Vesting Class B Units in Bumble Holdings that were reclassified to Incentive Units in Bumble Holdings or restricted shares of Class A Common Stock in the Company:

	Time-Vesting Class B Units		Exit-Vesting Class B Units
	Number of Awards	Weighted- Average Grant Date Fair Value	Number of Awards	Weighted- Average Grant Date Fair Value
Unvested as of December 31, 2020	91,910,366	$0.55	61,273,583	$0.43
Granted	—	—	—	—
Vested	(12,260,439)	0.38	—	—
Forfeited	(281,304)	0.36	(234,420)	0.25
Effect of Reorganization and IPO	(91,629,062)	0.55	(61,039,163)	0.43
Outstanding as of December 31, 2021	—	$—	—	$—

Time-Vesting and Exit-Vesting Phantom Class B Units Converted to RSUs

The following table summarizes the information about Time-Vesting and Exit-Vesting Class Phantom B Units that were converted to RSUs in the Company:

	Time-Vesting Phantom Class B Units	Exit-Vesting Phantom Class B Units
	Number of Awards	Number of Awards
Unvested as of December 31, 2020	39,456,172	26,304,120
Granted	—	—
Vested	(7,151,666)	—
Forfeited	(101,891)	(69,781)
Effect of Reorganization and IPO	(39,354,281)	(26,234,339)
Outstanding as of December 31, 2021	—	—

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

The fair value of Time-Vesting awards granted during the year ended December 31, 2021 was determined using the Black-Scholes option pricing model with the following assumption ranges and fair value per unit:

Volatility	60%
Expected Life	7 years
Risk-free rate	1.46%
Fair value per unit	30.59
Dividend yield	0.0%

Incentive Units in Bumble Holdings:

The following table summarizes information around Incentive Units in Bumble Holdings. These include grants of Class B Units that were reclassified into Incentive Units as described above, as well as Incentive Units issued to new recipients. The Incentive Units received as a result of the Reclassification of Class B Units retain the vesting attributes (including original service period vesting start date) of the Class B Units. The Company did not recognize any incremental fair value due to the reclassification of awards as the fair value per award was the same immediately prior to and after the Reclassification. The newly granted Incentive Units contain the same vesting attributes as Incentive Units granted as a result of the Reclassification.

	Time-Vesting Incentive Units		Exit-Vesting Incentive Units
	Number of Awards	Weighted- Average Participation Threshold	Number of Awards	Weighted- Average Participation Threshold
Effect of Reorganization and IPO as of February 10, 2021	6,353,868	$12.36	4,235,912	$12.36
Granted	351,387	38.72	308,850	32.18
Vested	(1,270,779)	12.25	—	—
Forfeited	(263,745)	11.64	(219,894)	11.64
Unvested as of December 31, 2021	5,170,731	$14.22	4,324,868	$13.81

As of December 31, 2021, total unrecognized compensation cost related to the Time-Vesting Incentive Units is $21.0 million, which is expected to be recognized over a weighted-average period of 3.3 years. Total unrecognized compensation cost related to the Exit-Vesting Incentive Units is $17.4 million, which is expected to be recognized over a weighted average period of 3.0 years.

During the year ended December 31, 2021, the Company entered into an agreement with one of its employees, which resulted in the acceleration of stock-based compensation expense of $6.9 million which was recorded within general and administrative expense within the consolidated statement of operations during the second quarter of 2021. The fair value of the Time-Vesting Incentive Units and Exit-Vesting Incentive Units were calculated using the Black-Scholes option pricing model and a Monte Carlo simulation approach in an option pricing framework, respectively.

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

	Time-Vesting Restricted Shares of Class A Common Stock	Exit-Vesting Restricted Shares of Class A Common Stock
	Number of Awards	Number of Awards
Effect of Reorganization and IPO as of February 10, 2021	248,593	163,154
Granted	—	—
Vested	(52,013)	—
Forfeited	(97,863)	(80,943)
Unvested as of December 31, 2021	98,717	82,211

As of December 31, 2021, total unrecognized compensation cost related to the Time-Vesting Restricted Shares is $0.3 million, which is expected to be recognized over a weighted-average period of 3.1 years. Total unrecognized compensation cost related to the Exit-Vesting Restricted Shares is $0.3 million, which is expected to be recognized over a weighted average period of 3.1 years. In conjunction with the IPO, as the fair value of the awards reclassified from Class B Units to Restricted Shares was identical upon reclassification, the $0.6 million of future share-based compensation relates to the aggregate grant date fair value of the Class B Units determined in prior periods. As such, the disclosure of the weighted-average grant date fair value of the Restricted Shares is not meaningful.

RSUs in Bumble Inc.:

The following table summarizes information around RSUs in the Company. These include grants of Phantom Class B Units that were replaced with RSUs in conjunction with the IPO, as well as Promised RSUs issued to new recipients. The RSUs granted as a result of the reclassification of Phantom Class B Units retain the vesting attributes (including original service period vesting start date) of the Phantom Class B Units. As the Phantom Class B Units were legally settled in cash and the RSUs will be settled with equity, this represents a liability-to-equity modification. The Company reclassified any outstanding liabilities to equity and recognized expense in accordance with the appropriate pattern using the modification date fair value.

Time-Vesting RSUs that were granted as a result of the Reclassification generally vest in equal annual installments over a five year period, whereas Time-Vesting RSUs that were granted at the time of the Company’s IPO generally vest in equal annual installments over a four year period. Time-Vesting RSUs that are granted after the Company’s IPO will generally vest 25% on the first anniversary of the date of grant, or other vesting commencement date, and the remaining 75% of the award vests in equal installments on each monthly anniversary thereafter such that the award will be fully vested on the fourth anniversary of the date of grant, or other vesting commencement date. Exit-Vesting RSUs that were granted as a result of the Reclassification contain similar vesting requirements to the previously Exit-Vesting Phantom Class B Units.

	Time-Vesting RSUs		Exit-Vesting RSUs
	Number of Awards	Weighted- Average Grant-Date Fair Value	Number of Awards	Weighted- Average Grant-Date Fair Value
Effect of Reorganization and IPO as of February 10, 2021	2,084,209	$43.00	1,389,018	$30.52
Granted	1,411,704	47.91	—	—
Vested	(416,268)	42.99	—	—
Forfeited	(275,702)	44.16	(171,867)	30.52
Unvested as of December 31, 2021	2,803,943	$45.36	1,217,151	$30.52

As of December 31, 2021, total unrecognized compensation cost related to the Time-Vesting RSUs is $72.8 million, which is expected to be recognized over a weighted-average period of 3.3 years. Total unrecognized compensation cost related to the Exit-Vesting RSUs is $24.9 million, which is expected to be recognized over a weighted average period of 3.1 years.

Options

Under the 2021 Omnibus Plan, the Company has granted certain stock options with the underlying equity being shares of the Company’s Class A common stock. These stock options are inclusive of both Time-Vesting stock options and Exit-Vesting stock options. Time-Vesting stock options either vest over a four or a five year period, and weighted-average remaining contractual term has been specified in the table below. Exit-Vesting stock options vest upon satisfaction of a performance condition under which Blackstone and its affiliates receive cash proceeds in respect of certain MOIC and IRR hurdles, subject to the recipient’s continued employment at the time of satisfaction. At the IPO date, we concluded that our public offering represented a qualifying liquidity event that would cause the Exit-Vesting options’ performance conditions to be probable.

The following table summarizes the Company’s option activity as it relates to Time-Vesting stock options as of December 31, 2021:

	December 31, 2021
	Number of Options	Weighted- Average Exercise Price Per Share	Weighted- Average Grant Date Fair Value Per Share
Outstanding as of December 31, 2020	—	$—	$—
Granted	2,289,685	43.68	22.88
Vested	(66,728)	43.00	21.87
Forfeited	(239,001)	43.00	22.27
Outstanding as of December 31, 2021	1,983,956	$43.78	$22.99
Exercisable as of December 31, 2021	54,060	43.00	21.89

The following table summarizes the Company’s option activity as it relates to Exit-Vesting stock options as of December 31, 2021:

December 31, 2021
	Number of Options	Weighted- Average Exercise Price Per Share	Weighted- Average Grant Date Fair Value Per Share
Outstanding as of December 31, 2020	—	$—	$—
Granted	222,424	43.00	18.10
Exercised	—	—	—
Forfeited	—	—	—
Outstanding as of December 31, 2021	222,424	$43.00	$18.10
Exercisable as of December 31, 2021	—	—	—

During the year ended December 31, 2021, a total of Time-Vesting stock options of 12,668 were exercised. Total unrecognized compensation cost related to the Time-Vesting options is $27.0 million, which is expected to be recognized over a weighted-average period of 3.2 years. Total unrecognized compensation cost related to the Exit-Vesting options is $2.8 million, which is expected to be recognized over a weighted-average period of 2.0 years.

Options have a maximum contractual term of 10 years. The aggregate intrinsic value – assuming all options are expected to vest – and weighted average remaining contractual terms of Time-Vesting and Exit-Vesting options outstanding and options exercisable were as follows as of December 31, 2021.

Aggregate intrinsic value
Time-Vesting options outstanding	—
Time Vesting options exercisable	—
Exit-Vesting options outstanding	—
Exit-Vesting options exercisable	N/A
Weighted-average remaining contractual term (in years)
Time-Vesting options outstanding	9.1
Time Vesting options exercisable	9.1
Exit-Vesting options outstanding	9.1
Exit-Vesting options exercisable	N/A

The market price as of December 31, 2021 exceeded the weighted average exercise price, and as such, resulted in the aggregate intrinsic value to be negative for all of the Company’s stock options (referred to as “out-of-the money”).

Employee Stock Purchase Plan

In connection with the IPO, on February 10, 2021, Bumble Inc. adopted the 2021 Employee Stock Purchase Plan (the “ESPP”) for the issuance of up to a total of 4,500,000 shares of Class A common stock. The number of shares reserved for issuance under the ESPP will be increased automatically on January 1 of each fiscal year beginning in 2022 by a number of shares of our Class A common stock equal to the lesser of (i) the positive difference between 1% of the shares outstanding on the final day of the immediately preceding fiscal year and the ESPP share reserve on the final day of the immediately preceding fiscal year; and (B) a smaller number of shares as may be determined by the Board. The ESPP allows participants to purchase Class A common stock through contributions of up to 15% of their total compensation. The purchase price of the Class A common stock will be 85% of the lesser of the fair market value of our Class A common stock as determined on the applicable grant date or the applicable purchase period end date (provided that, in no event may the purchase price be less than the par value per share of our Class A common stock). No purchases have been made under the ESPP as of December 31, 2021.

Note 15 - Benefit Plans

Long-Term Incentive Plan

The Company established a long-term cash incentive plan (the “LTIP”) on June 1, 2018 with an estimated performance measurement period of three to four years. Performance was measured based on the Company’s performance against the following pre-established targets: (i) the target monthly average users; (ii) revenue, and (iii) profits. The Company recorded expense for the LTIP of $(0.1) million, $(0.1) million, $1.4 million, and $3.2 million, in the year ended December 31, 2021, the period from January 29, 2020 to December 31, 2020, the period from January 1, 2020 to January 28, 2020, and the year ended December 31, 2019, respectively. As of December 31, 2021 and December 31, 2020, the Company had accrued a total of nil and $1.1 million, respectively, for the LTIP.

Defined Contribution Plan

The Company participates in various benefit plans, principally defined contribution plans. The Company’s contributions for these plans for the year ended December 31, 2021, the period from January 29, 2020 to December 31, 2020, the period January 1, 2020 to January 28, 2020, and the year ended December 31, 2019 are $3.8 million, $2.2 million, $0.2 million, and $1.7 million, respectively.

Note 16 - Related Party Transactions

In the ordinary course of operations, the Company enters into transactions with related parties, as discussed below. The following table summarizes balances with related parties (in thousands):

			Successor		Predecessor
Related Party relationship	Type of Transaction	Financial Statement Line	Year Ended December 31, 2021	Period from January 29, through December 31, 2020	Period from January 1, through January 28, 2020	Year Ended December 31, 2019
Other	Cost recharges	General and administrative expense	$—	$2,514	$—	$—
Other	Marketing costs	Selling and marketing expense	3,661	—	—	—
Other	Tax receivable agreement liability remeasurement benefit	Other income (expense), net	1,112	—	—	—
Company owned by a Director	Dividends paid to Whitney Wolfe Herd	Dividends paid	—	51,326	—	4,919
Company owned by a Director	Loans repaid by Whitney Wolfe Herd	Limited Partners’ interest	95,465	25,626	—	—
Company owned by a Director of the Predecessor Company	Dividends paid	Dividends paid	—	—	—	2,736
Parent Company of the Predecessor	Dividends paid	Dividends paid	—	—	—	9,864
Parent Company	Dividends paid	Dividends paid	—	292,530	—	—

Related Party relationship	Type of Transaction	Financial Statement Line	December 31, 2021	December 31, 2020
Other	Tax receivable agreement	Payable to related parties pursuant to a tax receivable agreement	$388,780	$—

Founder Loan

On January 29, 2020, the Company recognized a $119.0 million loan to an entity controlled by the Founder, which was recorded as a reduction of “Limited Partners’ interest” in the consolidated balance sheets. In connection with the dividends paid, the Company’s Founder repaid $25.6 million of the loan (the "Founder Loan"), which was recorded as an increase to Limited Partners’ Interest. As of December 31, 2020, $93.4 million remained outstanding.

On January 14, 2021, our Founder settled the outstanding balance of the loan plus accrued interest for a total of $95.5 million when Bumble Holdings distributed the loan in redemption of 63,643,425 Class A units held by Beehive Holdings III, LP with a hypothetical fair value equal to $95.5 million (such Class A units, the “Loan Settlement Units”). Since the value of the Loan Settlement Units redeemed by Bumble Holdings, determined using the volume-weighted average price of the Class A Common Stock on Nasdaq during the regular trading session as reported by Bloomberg L.P. for the 30-day period beginning on February 16, 2021 (the “Applicable VWAP”), exceeded the implied value of the Loan Settlement Units on the settlement date for purposes of repaying the loan, Bumble Holdings delivered to Beehive Holdings III, LP 3,252,056 Common Units which are exchangeable for shares of Class A common stock having a value based on the Applicable VWAP equal to such excess amount. The settlement of the Founder loan was recorded as an equity transaction with no net impact to the consolidated balance sheet.

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

Payable to related parties pursuant to a tax receivable agreement

Concurrent with the completion of the IPO, the Company entered into a TRA with pre-IPO owners including our Founder, our Sponsor, Co-Investor and management and other equity holders (see Note 5).

Other

The Company uses Liftoff Mobile Inc. ("Liftoff"), a company in which Blackstone affiliated funds hold a controlling interest since March 2021, for marketing purposes. During the year ended December 31, 2021, the Company incurred costs related to these transactions of $3.7 million, which are included within selling and marketing expense in the consolidated statements of operations.

Note 17 - Segment and Geographic Information

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

Revenue by major geographic region is based upon the location of the customers who receive the Company's services. The information below summarizes revenue by geographic area, based on customer location (in thousands):

	Successor		Predecessor
	Year Ended December 31, 2021	Period from January 29, through December 31, 2020	Period from January 1, through January 28, 2020	Year Ended December 31, 2019
North America	$442,146	$301,878	$21,014	$257,716
Rest of the world	323,514	240,314	18,976	231,224
Total	$765,660	$542,192	$39,990	$488,940

The United States is the only country with revenues of 10% or more of the Company’s total revenue.

The information below summarizes property and equipment, net by geographic area (in thousands):

	December 31,	December 31,
	2021	2020
United Kingdom	$6,035	$5,202
Czech Republic	3,234	5,067
United States	3,183	4,542
Rest of the world	2,175	2,022
Total	$14,627	$16,833

United Kingdom, Czech Republic and United States are the only countries with property and equipment of 10% or more of the Company’s total property and equipment, net.

Note 18 - Commitments and Contingencies

The Company has entered into indemnification agreements with the Company’s officers and directors for certain events or occurrences. The Company maintains a directors and officers insurance policy to provide coverage in the event of a claim against an officer or director. Historically, the Company has not been obligated to make any payments for indemnification obligations, and no liabilities have been recorded for these obligations on the consolidated balance sheets as of December 31, 2021 and 2020.

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

Litigation

On April 30, 2018, Match Group Inc (“Match”) filed a lawsuit in the Western district of Texas against Bumble Trading Inc. and Bumble Holding Limited for: (i) infringement of utility patents and a design patent, (ii) trademark infringement, (iii) trademark-related unfair competition (iv) trade dress infringement and (v) trade secret misappropriation. Bumble Trading Inc. and Bumble Holding Limited filed counterclaims against Match and IAC alleging (1) fraud, (2) Negligent Misrepresentation, (3) Unfair Competition, (4) Promissory Estoppel, and (5) Interference with Prospective Business Relations. Match subsequently added Badoo Limited, Badoo Trading Limited, Badoo Software Limited and Badoo Technologies Limited to the lawsuit. Match and Bumble Trading Inc. and Bumble Holding Limited reached an agreement to settle the lawsuit in June 2020 and the settlement was fully paid in the quarter ended September 30, 2021.

On May 29, 2018, a plaintiff filed a class action complaint against Bumble Trading Inc. alleging that the Bumble app’s “women message first” feature discriminates against men and is therefore unlawful under California’s Unruh Civil Rights Act (the “Unruh Act”) and Cal. Bus & Prof. Code Section 17200. The parties held a mediation on June 23, 2020 and signed a settlement agreement on November 20, 2020, which received final approval by the court on January 28, 2022. The Company recorded an accrual for the loss contingency in relation to this litigation.

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

On August 26, 2020, the Company received an insurance reimbursement of $9.3 million related to the putative class action lawsuit, which is included in “Other income (expense), net” in the accompanying consolidated statements of operations.

In late 2021, three putative class action lawsuits were filed against the Company in Illinois alleging that certain features of the Badoo or Bumble apps violate the Illinois Biometric Privacy Act (“BIPA”). These lawsuits allege that the apps used facial geometry scans in violation of BIPA’s authorization, consent, and data retention policy provisions. A fourth putative class action was also filed against the Company in late 2021 in California alleging that Bumble app users’ information was collected, used, and disseminated in violation of California’s consumer protection and privacy laws. Plaintiffs in these lawsuits seek statutory damages, compensatory damages, attorneys’ fees, injunctive relief, and (in the California action) punitive damages. These cases are still in early stages and the Company cannot reasonably estimate a range of potential loss and expenses at this time.

From time to time, the Company is subject to patent litigations asserted by non-practicing entities. As of December 31, 2021, three such matters were ongoing. The Company continues to assess its position and estimates the possible loss from these matters to be in the range of $1 million to $4 million. The Company has recorded an accrual for loss contingencies in relation to these matters. Two of the three matters were settled prior to the issuance of these consolidated financial statements.

As of December 31, 2021 and 2020, we determined that provisions of $8.8 million and $55.1 million, respectively, reflect our best estimate of any probable future obligation, including legal costs incurred to date and expected to be incurred up to completion, for the Company’s litigations. During the year ended December 31, 2021, the Company paid $44.1 million to settle litigation matters. Legal expenses are included in “General and administrative expense” in the accompanying consolidated statements of operations.

Note 19 - Subsequent Events

Except as noted below, the Company has concluded that no events or transactions have occurred that may require disclosure in the accompanying consolidated financial statements.

In January 2022, a purported class action complaint, UA Local 13 Pension Fund v. Bumble Inc. et al., was filed in the United States District Court for the Southern District of New York naming, among others, the Company, our Chief Executive Officer, our Chief Financial Officer, our board of directors and Blackstone, as defendants. The complaint asserts claims under the U.S. federal securities laws, purportedly brought on behalf of a class of purchasers of shares of Class A common stock in in Bumble’s secondary public stock offering which took place in September 2021 (the “SPO”), that the SPO Registration Statement and prospectus contained false and misleading statements or omissions by failing to disclose certain information concerning Bumble and Badoo app paying users and related trends and issues with the Badoo app payment platform, and that as a result of the foregoing, Bumble’s business metrics and financial prospects were not as strong as represented in the SPO Registration Statement and prospectus. The complaint seeks unspecified damages and an award of costs and expenses, including reasonable attorneys’ fees, as well as equitable relief. We believe that the allegations contained in the complaint are without merit and intend to defend the complaint vigorously. We cannot predict at this point the length of time that this action will be ongoing or the liability, if any, which may arise therefrom.

On January 31, 2022, the Company entered into a definitive agreement to purchase all of the outstanding shares of Flashgap SAS (“Flashgap”), pursuant to a Share Purchase Agreement dated January 31, 2022 (“Purchase Agreement”), by and among Bumble, Flashgap SAS, and the company’s selling shareholders. Flashgap (popularly known as Fruitz), is a fast growing dating app with a Gen Z focus, which is a growing segment of online dating consumers. Fruitz complements our existing Bumble and Badoo apps and will allow us to expand our product offerings to a dynamic Gen Z market. The purchase price paid was $70.0 million in cash at closing of which $5.0 million will be held in escrow and payable in 23 months (subject to indemnification provisions). The foregoing excludes any potential future earn-out payments tied to additional performance-based goals with a maximum payout of $10.0 million. In connection with this transaction, the Company also entered into employment and retention agreements with key personnel, subject to customary terms and conditions.

In February 2022, as a result of the Russia-Ukraine conflict, economic sanctions were imposed on Russian individuals and entities, including financial institutions, by countries around the world, including the U.S. and the European Union.

On March 8, 2022, we announced that we will discontinue our operations in Russia and remove all of our apps from the Apple App Store and Google Play Store in Russia and Belarus. While it is difficult to estimate with certainty the effect of the current invasion of Ukraine by Russia, current or further economic sanctions, our decision to discontinue our operations in Russia and remove all of our apps from the Apple App Store and Google Play Store in Russia and Belarus will lead to reduced revenues and Paying Users from these countries, increased costs, or other adverse effects on our operations and results.

As of December 31, 2021, the net assets of our subsidiary in Russia comprised 0.1% of total assets and revenue from Russia, Belarus and Ukraine combined were approximately 2.8% of our total revenue. Operating costs related to our Russian operations were approximately 1.7% of our total operating costs for the year ended December 31, 2021.

For additional information, see Item 1A―Risk Factors—Risks Related to Our Brand, Products and Operations―Our operations may be adversely affected by ongoing developments in Russia, Ukraine and surrounding countries. Our operations may be adversely affected by ongoing developments in Russia, Ukraine and surrounding countries, including due to the impact of our decision to discontinue our operations in Russia and remove our apps from the Apple App Store and Google Play Store in Russia and Belarus.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of December 31, 2021.

Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2021, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized, and reported as and when required, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding its required disclosure.

Management's Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management, including our chief executive officer and chief financial officer, has assessed the effectiveness of our internal control over financial reporting as of December 31, 2021, based on the framework set forth in Internal Control-Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the results of our evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2021.

Our independent registered public accounting firm, Ernst & Young LLP, was not required to perform an evaluation of our internal control over financial reporting as of December 31, 2021 because as an “emerging growth company” we are exempt from Section 404(b) of the Sarbanes-Oxley Act of 2002.

Remediation of Previously Identified Material Weakness

As previously disclosed in Part II, “Item 9A— Controls and Procedures” of our Annual Report on Form 10-K for the year ended December 31, 2020, we identified a material weakness in our internal control over financial reporting related to a lack of defined processes and controls on information technology. Given we operated as a private company prior to the IPO, we did not have the necessary processes and controls formalized to effectively implement information technology controls within key financial systems.

During the year ended December 31, 2021, we undertook a series of activities to remediate the material weakness with the following actions designed to strengthen the information technology control environment:

o
Broadened the scope of existing information technology general controls for user access, change management, computer operations, and program development.
o
Reviewed and strengthened information technology policies, including the implementation of new policies.
o
Engaged an external advisor to assist us with documenting our internal controls, gaps in internal controls, assisting with remediation, and monitoring remediation progress.
o
Delivered periodic training to our team members on internal controls over financial reporting.
o
Strengthened our compliance and accounting functions with additional experienced hires to assist in our risk assessment process and the design and implementation of controls responsive to those deficiencies.

We completed our testing of both the design and operating effectiveness of the information technology general controls, and we have concluded that the material weakness has been remediated as of December 31, 2021.

Changes in Internal Control over Financial Reporting

Except for the changes in connection with our implementation of the remediation actions discussed above, there were no changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Compensatory Arrangements of Certain Officers

On March 16, 2022, Bumble Trading LLC, a wholly-owned subsidiary of the Company, entered into an amendment (the “Amendment”) with Anuradha B. Subramanian, the Company’s Chief Financial Officer, which amends Ms. Subramanian’s employment agreement dated August 14, 2020. Under the terms of the Amendment, Ms. Subramanian’s target bonus will be increased to 80% of her base salary beginning with fiscal year 2022. The foregoing description of the Amendment is qualified in its entirety by reference to the text of the Amendment, a copy of which is filed as Exhibit 10.13 to this Annual Report on Form 10-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item will be included in our Proxy Statement for the 2022 Annual Meeting of Stockholders to be filed with the SEC, within 120 days of the fiscal year ended December 31, 2021, and is incorporated herein by reference.

The information regarding executive officers contained in Part I, “Item 4A— Information About Our Executive Officers” of this Annual Report on Form 10-K is hereby incorporated by reference in this Item 10.

Item 11. Executive Compensation

The information required by this item will be included in our Proxy Statement for the 2022 Annual Meeting of Stockholders to be filed with the SEC, within 120 days of the fiscal year ended December 31, 2021, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be included in our Proxy Statement for the 2022 Annual Meeting of Stockholders to be filed with the SEC, within 120 days of the fiscal year ended December 31, 2021, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be included in our Proxy Statement for the 2022 Annual Meeting of Stockholders to be filed with the SEC, within 120 days of the fiscal year ended December 31, 2021, and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required by this item will be included in our Proxy Statement for the 2022 Annual Meeting of Stockholders to be filed with the SEC, within 120 days of the fiscal year ended December 31, 2021, and is incorporated herein by reference.

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

4.1

Description of Securities Registered pursuant to Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 4.1 to the Registrant's Annual Report on Form 10-K filed on March 15, 2021)

10.1

Second Amended and Restated Limited Partnership Agreement of Buzz Holdings L.P., dated as of February 10, 2021 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 16, 2021)

10.2

Amendment No. 1, dated as of June 25, 2021, to the Second Amended and Restated Limited Partnership Agreement of Buzz Holdings L.P. (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q filed on August 13, 2021)

10.3

Tax Receivable Agreement, dated as of February 10, 2021, by and among Bumble Inc. and each of the other persons from time to time party thereto (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on February 16, 2021)

10.4

Exchange Agreement, dated as of February 10, 2021, by and among Bumble Inc., Buzz Holdings L.P. and holders of Common Units from time to time party thereto (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on February 16, 2021)

10.5

Registration Rights Agreement, dated as of February 10, 2021, by and among Bumble Inc. and each of the other persons from time to time party thereto (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on February 16, 2021)

10.6

Stockholders Agreement, dated as of February 10, 2021, by and among Bumble Inc. and each of the other persons from time to time party thereto (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed on February 16, 2021)

10.7	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.6 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 filed on January 28, 2021)

10.8

Support and Services Agreement, dated as of January 29, 2020, by and among Buzz Holdings L.P., Buzz Merger Sub Ltd. and Blackstone Buzz Holdings L.P. (incorporated by reference to Exhibit 10.7 to the Registrant’s Registration Statement on Form S-1 filed on January 15, 2021)

10.9	Bumble Inc. 2021 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed on February 16, 2021)†

10.10

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

10.13	First Amendment to Employment Agreement, dated March 16, 2022, by and between Bumble Trading LLC and Anuradha Subramanian†

10.14

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

10.15

Amendment No. 1 to the Credit Agreement, dated as of October 19, 2020, by and among Buzz Bidco L.L.C., Buzz Finco L.L.C., the guarantors party thereto, Citibank, N.A., as administrative agent, collateral agent and swingline lender and the lenders party thereto (incorporated by reference to Exhibit 10.18 to the Registrant’s Registration Statement on Form S-1 filed on January 15, 2021)

10.16

Security Agreement, dated as of January 29, 2020, by and among the grantors identified therein and Citibank, N.A., as collateral agent (incorporated by reference to Exhibit 10.19 to the Registrant’s Registration Statement on Form S-1 filed on January 15, 2021)

10.17

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

10.22

Incentive Unit Award Agreement, dated August 8, 2020, between Tariq Shaukat, Buzz Holdings L.P. and Buzz Management Aggregator L.P. (incorporated by reference to Exhibit 10.25 to the Registrant’s Registration Statement on Form S-1 filed on January 15, 2021)†

10.23

Incentive Unit Award Agreement, dated September 21, 2020, between Anu Subramanian, Buzz Holdings L.P. and Buzz Management Aggregator L.P. (incorporated by reference to Exhibit 10.26 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 filed on January 28, 2021)†

10.24	Form of Incentive Unit Award Agreement (Director Form) (incorporated by reference to Exhibit 10.27 to the Registrant’s Registration Statement on Form S-1 filed on January 15, 2021)†

10.25

Form of Restricted Stock Unit Grant Notice and Agreement (Phantom Class B Unitholders – Executive Form) Under the Bumble Inc. 2021 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.28 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 filed on January 28, 2021)†

10.26

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

10.28	Bumble Inc. 2021 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8-K filed on February 16, 2021)†

10.29	Form of Unit Adjustment Letter (incorporated by reference to Exhibit 10.32 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 filed on January 28, 2021)†

10.30	Form of Unit Adjustment Letter (Whitney Wolfe Herd) (incorporated by reference to Exhibit 10.33 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 filed on January 28, 2021)†

21.1	Subsidiaries of the Registrant

23.1	Consent of Independent Registered Public Accounting Firm

23.2	Consent of Ernst & Young LLP, as to Worldwide Vision Limited

24.1	Power of Attorney (included in signature pages of this Report)

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

Date: March 16, 2022	BUMBLE INC.
	By:	/s/ Anuradha B. Subramanian
	Name:	Anuradha B. Subramanian
	Title:	Chief Financial Officer

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report and Power of Attorney have been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Whitney Wolfe Herd Whitney Wolfe Herd	Chief Executive Officer and Director (principal executive officer)	March 16, 2022

/s/ Ann Mather Ann Mather	Chair of the Board of Directors	March 16, 2022

/s/ Christine L. Anderson Christine L. Anderson	Director	March 16, 2022

/s/ R. Lynn Atchison R. Lynn Atchison	Director	March 16, 2022

/s/ Sachin J. Bavishi Sachin J. Bavishi	Director	March 16, 2022

/s/ Matthew S. Bromberg Matthew S. Bromberg	Director	March 16, 2022

/s/ Amy M. Griffin Amy M. Griffin	Director	March 16, 2022

/s/ Jonathan C. Korngold Jonathan C. Korngold	Director	March 16, 2022

/s/ Jennifer B. Morgan Jennifer B. Morgan	Director	March 16, 2022

/s/ Elisa A. Steele Elisa A. Steele	Director	March 16, 2022

/s/ Pamela A. Thomas-Graham Pamela A. Thomas-Graham	Director	March 16, 2022

/s/ Anuradha B. Subramanian Anuradha B. Subramanian	Chief Financial Officer (principal financial officer and principal accounting officer)	March 16, 2022