Form 10-Q
period 2022-03-31
Bumble Inc.
filed 2022-05-16
CIK 1830043

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of April 29, 2022, Bumble Inc. had 129,520,519 shares of Class A common stock, par value $0.01 per share, outstanding and 20 shares of Class B common stock, par value $0.01 per share, outstanding.

SPECIAL NOTE REGARDING Forward-Looking Statements

This Quarterly Report on Form 10-Q, or this Quarterly Report, contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements reflect the current views of management of Bumble Inc. with respect to, among other things, its operations, its financial performance, its industry and the impact of the Coronavirus Disease 2019 (“COVID-19”) on its business. Forward-looking statements include all statements that are not historical facts. In some cases, you can identify these forward-looking statements by the use of words such as “outlook,” “believe(s),” “expect(s),” “potential,” “continue(s),” “may,” “will,” “should,” “could,” “would,” “seek(s),” “predict(s),” “intend(s),” “trends,” “plan(s),” “estimate(s),” “anticipates,” “projection,” “will likely result” and or the negative version of these words or other comparable words of a future or forward-looking nature. Such forward-looking statements are subject to various risks and uncertainties. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements. These factors include, but are not limited to, the following:

•
our ability to retain existing users or attract new users and to convert users to paying users
•
competition and changes in the competitive landscape of our market
•
our ability to distribute our dating products through third parties, such as Apple App Store or Google Play Store, and offset related fees
•
the impact of data security breaches or cyber attacks on our systems and the costs of remediation related to any such incidents
•
the continued development and upgrading of our technology platform and our ability to adapt to rapid technological developments and changes in a timely and cost-effective manner
•
our ability to obtain, maintain, protect and enforce intellectual property rights and successfully defend against claims of infringement, misappropriation or other violations of third-party intellectual property
•
our ability to comply with complex and evolving U.S. and international laws and regulations relating to our business, including data privacy laws
•
foreign currency exchange rate fluctuations
•
risks relating to certain of our international operations, including geopolitical conditions and successful expansion into new markets
•
the impact of current developments in Russia, Ukraine and surrounding countries on our business and users, including the impact of our decision to discontinue our operations in Russia and remove our apps from the Apple App Store and Google Play Store in Russia and Belarus
•
control of us by Blackstone (as defined below) and our Founder
•
the outsized voting rights of Blackstone (as defined below) and our Founder
•
the inability to attract hire and retain a highly qualified and diverse workforce, or maintain our corporate culture
•
changes in business or macroeconomic conditions, including the impact of COVID-19 (and other widespread health emergencies or pandemics) and measures taken in response, lower consumer confidence in our business or in the online dating industry generally, recessionary conditions, increased unemployment rates, stagnant or declining wages, political unrest, armed conflicts or natural disasters

For more information regarding these and other risks and uncertainties that we face, see Part I, “Item 1A—Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2021 (“2021 Form 10-K”). These factors should not be construed as exhaustive and we caution you that the important factors referenced above may not contain all of the factors that are important to you. Bumble Inc. undertakes no obligation to publicly update or review any forward-looking statements, whether as a result of new information, future developments or otherwise, except as required by law.

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

Certain Definitions

As used in this Quarterly Report, unless otherwise noted or the context requires otherwise:

•
“Badoo App and Other Average Revenue per Paying User” is a metric calculated based on Badoo App and Other Revenue in any measurement period, excluding any revenue generated from Fruitz, advertising and partnerships or affiliates, divided by Badoo App and Other Paying Users in such period divided by the number of months in the period.
•
a “Badoo App and Other Paying User” is a user that has purchased or renewed a subscription plan and/or made an in-app purchase on Badoo app in a given month (or made a purchase on one of our other apps that we owned and operated in a given month (excluding Fruitz), or purchase on other third-party apps that used our technology in the relevant period). We calculate Badoo App and Other Paying Users as a monthly average, by counting the number of Badoo App and Other Paying Users in each month and then dividing by the number of months in the relevant measurement period.
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

•
“Offering Transactions” refers to the offering of Class A common stock in the IPO and certain related transactions, as defined in “Item 2―Management’s Discussion and Analysis of Financial Condition and Results of Operations―Factors Affecting the Comparability of Our Results of Operations―Initial Public Offering and Offering Transactions”.
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
•
“Reorganization Transactions” refer to certain transactions that occurred prior to the completion of the IPO which were accounted for as a reorganization of entities under common control.
•
“Sponsor Acquisition” refers to the acquisition on January 29, 2020 by our Sponsor of a majority stake in Worldwide Vision Limited and certain transactions related thereto.
•
“Total Average Revenue per Paying User” is a metric calculated based on Total Revenue in any measurement period, excluding any revenue generated from Fruitz, advertising and partnerships or affiliates, divided by the Total Paying Users in such period divided by the number of months in the period.
•
“Total Paying Users” is the sum of Bumble App Paying Users and Badoo App and Other Paying Users.
•
“Total Revenue” is the sum of Bumble App Revenue and Badoo App and Other Revenue.
•
“user” is a user ID, a unique identifier assigned during registration.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

Bumble Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share information)

(Unaudited)

	March 31, 2022	December 31, 2021
ASSETS
Cash and cash equivalents	$308,788	$369,175
Accounts receivable	46,693	47,538
Other current assets	58,276	52,751
Total current assets	413,757	469,464
Right-of-use assets	25,859	26,410
Property and equipment, net	15,073	14,627
Goodwill	1,581,833	1,540,112
Intangible assets, net	1,717,176	1,696,798
Deferred tax assets, net	21,562	19,090
Other noncurrent assets	20,142	9,319
Total assets	$3,795,402	$3,775,820
LIABILITIES AND BUMBLE INC. SHAREHOLDERS’ / BUZZ HOLDINGS L.P. OWNERS’ EQUITY
Accounts payable	$8,836	$19,169
Deferred revenue	40,679	39,924
Accrued expenses and other current liabilities	114,129	111,482
Current portion of long-term debt, net	2,588	2,588
Total current liabilities	166,232	173,163
Long-term debt, net	619,704	620,351
Deferred tax liabilities, net	11,177	—
Payable to related parties pursuant to a tax receivable agreement	388,980	388,780
Other liabilities	100,164	119,246
Total liabilities	1,286,257	1,301,540
Commitments and contingencies (Note 17)
Bumble Inc. Shareholders’ / Buzz Holdings L.P. Owners’ Equity:
Class A common stock (par value $0.01 per share, 6,000,000,000 shares authorized; 129,519,804 and 129,212,949 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively)	1,296	1,292
Class B common stock (par value $0.01 per share, 1,000,000 shares authorized; 20 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively)	—	—
Preferred stock (par value $0.01; authorized 600,000,000 shares; no shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively)	—	—
Additional paid-in capital	1,598,567	1,586,781
Accumulated deficit	(36,461)	(52,856)
Accumulated other comprehensive income	79,805	80,629
Total Bumble Inc. shareholders’ / Buzz Holdings L.P. owners’ equity	1,643,207	1,615,846
Noncontrolling interests	865,938	858,434
Total shareholders’ / owners’ equity	2,509,145	2,474,280
Total liabilities and shareholders’ / owners’ equity	$3,795,402	$3,775,820

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Bumble Inc.

Condensed Consolidated Statements of Operations

(In thousands, except per share / unit information)

(Unaudited)

	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
Revenue	$211,199	$170,713
Operating costs and expenses:
Cost of revenue	56,781	47,747
Selling and marketing expense	56,829	46,838
General and administrative expense	26,446	126,524
Product development expense	25,195	35,045
Depreciation and amortization expense	26,929	26,955
Total operating costs and expenses	192,180	283,109
Operating earnings (loss)	19,019	(112,396)
Interest income (expense)	(5,883)	(7,729)
Other income (expense), net	13,230	6,991
Income (loss) before income taxes	26,366	(113,134)
Income tax benefit (provision)	(2,428)	436,576
Net earnings (loss)	23,938	323,442
Net earnings (loss) attributable to noncontrolling interests	7,543	(18,348)
Net earnings (loss) attributable to Bumble Inc. shareholders / Buzz Holdings L.P. owners	$16,395	$341,790
Net earnings (loss) per share / unit attributable to Bumble Inc. shareholders / Buzz Holdings L.P. owners
Basic earnings (loss) per share / unit	$0.13	$1.74
Diluted earnings (loss) per share / unit	$0.13	$1.69

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Bumble Inc.

Condensed Consolidated Statements of Comprehensive Operations

(In thousands)

(Unaudited)

	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
Net earnings (loss)	$23,938	$323,442
Other comprehensive income (loss), net of tax:
Change in foreign currency translation adjustment	(1,205)	(3,567)
Total other comprehensive income (loss), net of tax	(1,205)	(3,567)
Comprehensive income (loss)	22,733	319,875
Comprehensive income (loss) attributable to noncontrolling interests	7,162	(19,735)
Comprehensive income (loss) attributable to Bumble Inc. shareholders / Buzz Holdings L.P. owners	$15,571	$339,610

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Bumble Inc.

Condensed Consolidated Statements of Changes in Equity

Three months ended March 31, 2022

(In thousands, except per share amounts)

(Unaudited)

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated Deficit	Accumulated Other Comprehensive	Total Bumble Inc. Owners’ / Shareholders’	Noncontrolling	Total Owners’ / Shareholders’
	Shares	Amount	Shares	Amount	Capital		Income (Deficit)	Equity	Interests	Equity
Balance as of January 1, 2022	129,212,949	$1,292	20	$—	$1,586,781	$(52,856)	$80,629	$1,615,846	$858,434	$2,474,280
Net earnings (loss)	—	—	—	—	—	16,395	—	16,395	7,543	23,938
Stock-based compensation expense	—	—	—	—	18,040	—	—	18,040	—	18,040
Impact of Tax Receivable Agreement due to exchanges of Common Units	—	—	—	—	(200)	—	—	(200)	—	(200)
Cancellation of restricted shares	(19,901)	—	—	—	22	—	—	22	(22)	—
Restricted stock units issued, net of shares withheld for taxes	264,912	3	—	—	(6,006)	—	—	(6,003)	295	(5,708)
Exchange of Common Units for Class A common stock	61,844	1	—	—	(70)	—	—	(69)	69	—
Other comprehensive loss, net of tax	—	—	—	—	—	—	(824)	(824)	(381)	(1,205)
Balance as of March 31, 2022	129,519,804	$1,296	20	$—	$1,598,567	$(36,461)	$79,805	$1,643,207	$865,938	$2,509,145

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Bumble Inc.

Condensed Consolidated Statements of Changes in Equity

Three months ended March 31, 2021

(In thousands, except per share amounts)

(Unaudited)

	Limited Partners'	Class A Common Stock		Class B Common Stock		Additional Paid-in	Treasury Stock		Accumulated	Accumulated Other Comprehensive	Noncontrolling	Total Shareholders’ / Owners'
	Equity	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Income	Interests	Equity
Balance as of January 1, 2021	$1,903,121	—	$—	100	$—	$—	—	$—	$—	$180,852	$808	$2,084,781
Acquisition of noncontrolling interests	808	—	—	—	—	—	—	—	—	—	(808)	—
Net earnings prior to Reorganization Transactions	370,635	—	—	—	—	—	—	—	—	—	—	370,635
Stock-based compensation expense	11,587	—	—	—	—	—	—	—	—	—	—	11,587
Effect of the Reorganization Transactions (as adjusted)	(2,286,151)	82,642,374	826	—	—	1,075,019	—	—	—	(95,744)	1,306,050	—
Retirement of Class B common stock	—	—	—	(80)	—	—	—	—	—	—	—	—
Issuance of Class A common stock sold in the initial public offering, net of offering costs	—	57,500,000	575	—	—	2,236,787	—	—	—	—	121,009	2,358,371
Purchase of Class A Common Stock in the initial public offering	—	—	—	—	—	—	24,798,848	(1,018,365)	—	—	—	(1,018,365)
Purchase of Common Units from Pre-IPO Common Unitholders in the initial public offering	—	—	—	—	—	(609,489)	—	—	—	—	(363,800)	(973,289)
Vested Incentive Units	—	—	—	—	—	(8,067)	—	—	—	—	8,067	—
Issuance of Founder loan common units	—	—	—	—	—	(30,371)	—	—	—	—	30,371	—
Equity plan modification from liability to equity settled due to Reorganization	—	—	—	—	—	22,107	—	—	—	—	—	22,107
Impact of Tax Receivable Agreement due to exchanges of Common Units	—	—	—	—	—	(356,755)	—	—	—	—	—	(356,755)
Stock-based compensation expense	—	—	—	—	—	25,894	—	—	—	—	—	25,894
Net loss subsequent to Reorganization Transactions	—	—	—	—	—	—	—	—	(28,845)	—	(18,348)	(47,193)
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	—	—	(2,180)	(1,387)	(3,567)
Balance as of March 31, 2021	$—	140,142,374	$1,401	20	$—	$2,355,125	24,798,848	$(1,018,365)	$(28,845)	$82,928	$1,081,962	$2,474,206

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Bumble Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
Cash flows from operating activities:
Net earnings (loss)	$23,938	$323,442
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	26,929	26,955
Changes in fair value of interest rate swaps	(10,817)	(2,944)
Changes in fair value of contingent earn-out liability	(20,709)	71,954
Non-cash lease expense	1,169	1,429
Deferred income tax	(2,961)	(441,682)
Stock-based compensation expense	17,557	45,823
Net foreign exchange difference	(5,705)	(2,307)
Other, net	8,365	2,787
Changes in assets and liabilities:
Accounts receivable	494	(21,075)
Other current assets	(5,989)	(7,234)
Accounts payable	(10,355)	(9,194)
Deferred revenue	106	2,101
Legal liabilities	(750)	(30,243)
Accrued expenses and other current liabilities	(1,919)	(5,907)
Other, net	5	513
Net cash provided by (used in) operating activities	19,358	(45,582)
Cash flows from investing activities:
Capital expenditures	(4,996)	(2,712)
Acquisition of business, net of cash acquired	(69,720)	—
Other, net	—	(31)
Net cash provided by (used in) investing activities	(74,716)	(2,743)
Cash flows from financing activities:
Proceeds from issuance of Class A common stock sold in initial public offering, net of offering costs	—	2,358,371
Payments to purchase and retire common stock	—	(1,018,365)
Purchase of Common Units from Pre-IPO Common Unitholders in the initial public offering	—	(973,289)
Withholding tax paid on behalf of employees on stock-based awards	(5,708)	—
Repayment of term loan	(1,438)	(200,000)
Net cash provided by (used in) financing activities	(7,146)	166,717
Effects of exchange rate changes on cash and cash equivalents	2,117	(162)
Net increase (decrease) in cash and cash equivalents and restricted cash	(60,387)	118,230
Cash and cash equivalents and restricted cash, beginning of the period	369,175	128,029
Cash and cash equivalents and restricted cash, end of the period	308,788	246,259
Less restricted cash	—	257
Cash and cash equivalents, end of the period	$308,788	$246,002

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

Prior to the IPO and the Reorganization Transactions, Bumble Holdings L.P. ("Bumble Holdings"), a Delaware limited partnership, was formed primarily as a vehicle to finance the acquisition (the “Sponsor Acquisition”) of a majority stake in Worldwide Vision Limited (the “Predecessor”) by a group of investment funds managed by Blackstone Inc. (“Blackstone” or our "Sponsor"). As Bumble Holdings did not have any previous operations, Worldwide Vision Limited, a Bermuda exempted limited company, is viewed as the predecessor to Bumble Holdings and its consolidated subsidiaries. Accordingly, these consolidated financial statements include certain historical consolidated financial and other data for Worldwide Vision Limited for periods prior to the completion of the business combination.

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

Assuming the exchange of all outstanding Common Units for shares of Class A common stock on a one-for-one basis under the exchange agreement entered into by holders of Common Units, there would be 188,253,131 shares of Class A common stock outstanding (which does not reflect any shares of Class A common stock issuable in exchange for as-converted Incentive Units or upon settlement of certain other interests) as of March 31, 2022.

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

Basis of Presentation and Consolidation

The unaudited condensed consolidated financial statements that accompany these notes include the financial statements of the Company, all entities that are wholly-owned by the Company and all entities in which the Company has a controlling financial interest. Intercompany transactions and balances have been eliminated. The unaudited condensed consolidated financial statements have been prepared in conformity with U.S. GAAP, consistent in all material respects with those applied in our 2021 Form 10-K.

These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated statements and notes thereto included in the 2021 Form 10-K.

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

Statement of Changes in Equity Reclassification

As disclosed within our 2021 Annual Report on Form 10-K, beginning in the fourth quarter of 2021, the Company adjusted its Consolidated Statement of Changes in Equity to reclassify $95.7 million from accumulated other comprehensive income to additional paid-in capital in order to correctly present the effects of the Reorganization Transactions and IPO.

This change has been concluded to be immaterial to the interim condensed consolidated financial statements presented herein given it has no impact on the reported condensed consolidated statements of operations, comprehensive operations, and changes in cash flows.

The fiscal year end of the Company is December 31.

All references to the “Company”, “we”, “our” or “us” in this report are to Bumble Inc.

Note 2 - Summary of Selected Significant Accounting Policies

Included below are selected significant accounting policies including those that were added or modified during the three months ended March 31, 2022 as a result of new transactions entered into or the adoption of new accounting policies. Refer to Note 2, Summary of Selected Significant Accounting Policies, within the annual consolidated financial statements in our 2021 Form 10-K for the full list of our significant accounting policies.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make certain judgments, estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses. The Company’s significant estimates relate to income taxes, the fair value and useful lives of assets acquired and liabilities assumed in business combinations, the recoverability of long-lived assets and goodwill, potential obligations associated with legal contingencies, the fair value of contingent consideration, and the fair value of derivatives and stock-based compensation.

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

During the three months ended March 31, 2022 and 2021, there were no customers representing greater than 10% of total revenue.

For the periods presented, revenue across apps was as follows (in thousands):

	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
Bumble App	$155,420	$112,637
Badoo App and Other	55,779	58,076
Total Revenue	$211,199	$170,713

Deferred Revenue

Deferred revenue consists of advance payments that are received or are contractually due in advance of the Company's performance. The Company’s deferred revenue is reported on a contract by contract basis at the end of each reporting period. The Company classifies deferred revenue as current when the term of the applicable subscription period or expected completion of the performance obligation is one year or less. The deferred revenue balance is $40.7 million and $39.9 million as of March 31, 2022 and December 31, 2021, respectively. During the three months ended March 31, 2022 and 2021, the Company recognized revenue of $29.8 million, and $21.9 million, respectively, that was included in the deferred revenue balance at the beginning of each period.

Business Combination

The Company accounts for business combinations using the acquisition method of accounting. The purchase price is allocated to the assets acquired and liabilities assumed, including identifiable intangible assets, based on their fair values at the date of acquisition, with the exception of contract assets and contract liabilities from contracts with customers. On January 1, 2022, the Company adopted ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, under which the Company recognizes and measures revenue contract assets and contract liabilities (including deferred revenue) acquired in a business combination on the acquisition date as if the revenue contracts were originated by the Company in accordance with ASC 606, Revenue from Contracts with Customers. The adoption of ASU 2021-08 did not have a material impact to the Company's consolidated financial position, results of operations and cash flows. Any excess of the amount paid over the fair values of the identifiable net assets acquired is allocated to goodwill. These fair value determinations require judgment and involve the use of significant estimates and assumptions, including assumptions with respect to future cash inflows and outflows, discount rates, asset lives and market multiples, among other items.

Transaction costs associated with business combinations are expensed as incurred.

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

Restructuring Charges

Restructuring charges, associated with office closure or exiting a market, consist primarily of severance, relocation and other related costs. The Company evaluates the nature of these costs to determine if they relate to ongoing benefit arrangements which are accounted for under ASC 712, Compensation - Nonretirement Postemployment Benefits, or one-time benefit arrangements which are accounted for under ASC 420, Exit or Disposal Cost Obligations. The Company records a liability for ongoing employee termination benefits when it is probable that an employee is entitled to them and the amount of the benefits can be reasonably estimated. One-time employee termination costs are recognized when management has communicated the termination plan to employees, unless future service is required, in which case the costs are recognized ratably over the future service period. All other related costs are recognized when incurred. See Note 8, Restructuring, for additional information.

Restructuring charges are recognized as an operating expense within the consolidated statements of operations and are classified based on each employee’s respective function.

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

See Note 13, Earnings (Loss) per Share / Unit, for additional information on dilutive securities.

Stock-Based Compensation

The Company issues stock-based awards to employees that are generally in the form of stock options, restricted shares, incentive units, or restricted stock units (“RSUs”). Compensation cost for equity awards is measured at their grant-date fair value, and in the case of restricted shares and RSUs is estimated based on the fair value of the Company’s underlying common stock. The grant date fair value of stock options is estimated using the Black-Scholes option pricing model, which requires management to make assumptions with respect to the fair value of the Company’s common stock on the grant date, including the expected term of the award, the expected volatility of the Company’s stock calculated based on a period of time generally commensurate with the expected term of the award, risk-free interest rates and expected dividend yields of the Company’s stock. For time-vesting awards, compensation cost is recognized over the requisite service period, which is generally the vesting period, using the graded attribution method. For performance-based stock awards, compensation expense is recognized over the requisite service period on a straight-line basis when achievement is probable. At the IPO date, the Company concluded that our public offering represented a qualifying liquidity event that would cause the performance conditions to be probable of occurring.

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

See Note 14, Stock-based Compensation, for additional information on the Company’s stock-based compensation plans and awards.

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

Note 3 - Income Taxes

The Company is subject to U.S. federal and state income taxes and will file consolidated income tax returns for U.S. federal and certain jurisdictions with respect to its allocable share of any net taxable income of Buzz Holdings L.P. For the three months ended March 31, 2022, our effective tax rate is (9.2)% which is lower than the U.S. federal statutory tax rate of 21% primarily due to the geographical distribution of our earnings, income attributable to non-controlling interests, nondeductible stock-based compensation, and a valuation allowance recorded against certain deferred tax assets arising in the current year.

Our effective tax rate for the three months ended March 31, 2021 was (385.9)% which includes the discrete impact of the Company’s restructuring activities that occurred on January 1, 2021. Deferred tax liabilities of $448.2 million recorded at Maltese and UK entities related to relevant intangible property were written off in the first quarter of 2021, offset by $6.7 million of deferred tax assets recorded in Malta for related tax basis in transferred intangible property resulting in a net income tax benefit of $441.5 million during the period. In addition, the tax benefit for the three months ended March 31, 2021 reflects the impact of our assessment that we will not be able to record the benefit of certain current year deferred tax assets for which a valuation allowance is recorded.

Note 4 - Payable to Related Parties Pursuant to a Tax Receivable Agreement

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

We estimate the amount of existing tax basis with respect to which our pre-IPO owners will be entitled to receive payments under the tax receivable agreement (assuming all Pre-IPO Common Unitholders exchanged their Common Units for shares of Class A common stock on the date of the IPO, and assuming all vested Incentive Units were converted to Common Units and immediately exchanged for shares of Class A common stock at the IPO price of $43.00 per share of Class A common stock) is approximately $2,603 million which includes the Company's allocable share of existing tax basis acquired in the IPO, which we have determined to be approximately $1,728 million. In determining the Company's allocable share of existing tax basis acquired in the IPO, we have given retrospective effect to certain exchanges of Common Units for Class A shares that occurred after the IPO that were contemplated to have occurred pursuant to the Blocker Restructuring. The payments under the tax receivable agreement are not conditioned upon continued ownership of the Company by the pre-IPO owners.

We have determined that it is more likely than not that we will be unable to realize tax benefits related to certain basis adjustments and acquired net operating losses that were received in connection with the Reorganization Transactions and our IPO. As a result of this determination, we have not recorded the benefit of these deferred tax assets as of March 31, 2022. The realizability of the deferred tax assets is evaluated based on all positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent results of operations. We will assess the realizability of the deferred tax assets at each reporting period, and a change in our estimate of our liability associated with the tax receivable agreement may result as additional information becomes available, including results of operations in future periods. At the time of the Sponsor Acquisition, the assets and liabilities of Bumble Holdings were adjusted to fair value on the closing date of the business combination for both financial reporting and income tax purposes. As a result of the IPO transaction, we inherited certain tax benefits associated with this stepped-up basis (“Common Basis”) created when certain pre-IPO owners acquired their interests in Bumble Holdings in the Sponsor Acquisition. This Common Basis entitles us to the depreciation and amortization deductions previously allocable to the pre-IPO owners. Based on current projections, we anticipate having sufficient taxable income to be able to realize the benefit of this Common Basis and have recorded a tax receivable agreement liability of $389.0 million related to these benefits as of March 31, 2022. To the extent that we determine that we are able to realize the tax benefits associated with the basis adjustments and net operating losses, we would record an additional liability of $281.0 million for a total liability of $670.0 million. If, in the future, we are not able to utilize the Common Basis, we would record a reduction in the tax receivable agreement liability to related parties that would result in a benefit recorded within our consolidated statement of operations.

Note 5 - Business Combination

The Company entered into a definitive agreement to purchase all of the outstanding shares of Flashgap SAS (“Flashgap”), pursuant to a Share Purchase Agreement dated January 31, 2022 (“Purchase Agreement”), by and among Bumble, Flashgap SAS, and the company’s selling shareholders, for a purchase price of approximately $75.4 million. Flashgap (popularly known as Fruitz), is a fast growing dating app with a Gen Z focus, which is a growing segment of online dating consumers. Fruitz complements our existing Bumble and Badoo apps and will allow the Company to expand our product offerings to a dynamic Gen Z market. The acquisition of Fruitz was accounted for using the acquisition method of accounting which required that the assets acquired and liabilities assumed be recognized at their estimated fair values as of the acquisition date (based on Level 3 measurements). As detailed below, the Company entered into a contingent earn-out arrangement that was determined to be part of the purchase consideration. See Note 10, Fair Value Measurements for further discussion.

The following tables summarize the purchase consideration and the purchase price allocation to estimated fair values of the identifiable assets acquired and liabilities assumed (in thousands):

Cash consideration	$72,275
Fair value of contingent earn-out liability	3,100
Total purchase price	$75,375

Purchase price allocation	$75,375
Less fair value of net assets acquired:
Cash and cash equivalents	2,555
Accounts receivable	799
Other current assets	57
Property and equipment	17
Intangible assets	42,930
Deferred revenue	(650)
Accounts payable	(1,045)
Deferred tax liabilities	(11,177)
Net assets acquired	33,486
Goodwill	$41,889

Goodwill is primarily attributable to assembled workforce, expected synergies and other factors.

The fair values of the identifiable intangible assets acquired at the date of acquisition are as follows (in thousands):

	Acquisition Date Fair Value	Weighted- Average Useful Life (Years)
Brand	$38,000	15
Developed technology	4,100	4
User base	830	4
Total identifiable intangible assets acquired	$42,930

The fair values of the acquired brand and developed technology were determined using a relief from royalty methodology. The fair value of the user base was determined using an excess earnings methodology. The valuations of intangible assets incorporates significant unobservable inputs and require significant judgment and estimates, including the amount and timing of future cash flows.

As of March 31, 2022, the Company has recognized approximately $1.1 million of transaction costs related to the acquisition. These costs are recorded in “General and administrative expense” in the condensed consolidated statements of operations.

Note 6 - Property and Equipment, net

A summary of the Company’s property and equipment, net is as follows (in thousands):

	March 31, 2022	December 31, 2021
Computer equipment	$23,110	$21,675
Leasehold improvements	7,512	7,288
Furniture and fixtures	984	904
Total property and equipment, gross	$31,606	$29,867
Accumulated depreciation	(16,533)	(15,240)
Total property and equipment, net	$15,073	$14,627

Depreciation expense related to property and equipment, net for the three months ended March 31, 2022 and 2021 was $2.3 million and $2.4 million, respectively.

Note 7 - Goodwill and Intangible Assets, net

Goodwill

The changes in the carrying amount of goodwill for the periods presented is as follows (in thousands):

Balance as of December 31, 2021	$1,540,112
Fruitz acquisition	41,889
Foreign currency translation adjustment	(168)
Balance as of March 31, 2022	$1,581,833

Intangible Assets, net

A summary of the Company’s intangible assets, net is as follows (in thousands):

	March 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Impairment losses	Net Carrying Amount	Weighted- Average Remaining Useful Life (Years)
Bumble and Badoo brands	$1,511,269	$—	$—	$1,511,269	Indefinite
Fruitz brand	37,848	(423)	—	37,425	15.0
Developed technology	248,897	(106,256)	—	142,641	2.9
User base	113,522	(97,703)	—	15,819	0.3
White label contracts	33,384	(6,953)	(26,431)	—	—
Other	11,494	(1,472)	—	10,022	5.0
Total intangible assets, net	$1,956,414	$(212,807)	$(26,431)	$1,717,176

	December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Impairment losses	Net Carrying Amount	Weighted- Average Remaining Useful Life (Years)
Bumble and Badoo brands	$1,511,269	$—	$—	$1,511,269	Indefinite
Developed technology	244,813	(93,845)	—	150,968	3.1
User base	112,695	(86,399)	—	26,296	0.6
White label contracts	33,384	(6,953)	(26,431)	—	—
Other	9,106	(841)	—	8,265	5.3
Total intangible assets, net	$1,911,267	$(188,038)	$(26,431)	$1,696,798

Amortization expense related to intangible assets, net for each of the three-month periods ended March 31, 2022 and 2021, was $24.6 million.

As of March 31, 2022, amortization of intangible assets with definite lives is estimated to be as follows (in thousands):

Remainder of 2022	$56,069
2023	54,711
2024	54,127
2025	8,176
2026 and thereafter	30,008
Total	$203,091

Note 8 - Restructuring

During the three months ended March 31, 2022, the Company adopted a restructuring plan to discontinue our existing operations in Russia and remove our apps from the Apple App Store and Google Play Store in Russia and Belarus. The Company plans to substantially exit its Russian operations by the end of 2022. In connection with the restructuring plan, approximately 120 employees were impacted by its decision to exit the business. The Company expects to incur restructuring charges totaling approximately $1.3 million to $3.0 million, consisting primarily of severance benefits, relocation and other related costs.

The following table presents the total restructuring changes by function (in thousands):

Three Months Ended March 31, 2022
Cost of revenue	$83
Selling and marketing	23
General and administrative	386
Product development	853
Total	$1,345

During the three months ended March 31, 2022, the Company incurred $1.3 million in restructuring charges, primarily related to employee severance and relocation costs. As of March 31, 2022, the Company did not recognize any impairments on our assets in Russia.

The following table summarizes the restructuring related liabilities (in thousands):

	Employee Related Benefits	Other	Total
Balance as of December 31, 2021	$—	$—	$—
Restructuring charges	1,182	163	1,345
Cash payments	(762)	—	(762)
Non-cash items	—	—	—
Balance as of March 31, 2022	$420	$163	$583

Note 9 - Other Financial Data

Consolidated Balance Sheets Information

Other current assets are comprised of the following balances (in thousands):

	March 31, 2022	December 31, 2021
Capitalized aggregator fees	$8,073	$8,183
Prepayments	15,860	10,989
Income tax receivable	30,056	30,563
Other receivables	4,287	3,016
Total other current assets	$58,276	$52,751

Accrued expenses and other current liabilities are comprised of the following balances (in thousands):

	March 31, 2022	December 31, 2021
Legal liabilities	$7,845	$8,767
Accrued expenses	41,620	39,849
Lease liabilities	4,532	3,898
Income tax payable	44,653	42,317
Other payables	15,479	16,651
Total accrued expenses and other current liabilities	$114,129	$111,482

Other non-current liabilities are comprised of the following balances (in thousands):

	March 31, 2022	December 31, 2021
Lease liabilities	$20,234	$21,711
Contingent earn-out liability	78,991	96,600
Other liabilities	939	935
Total other liabilities	$100,164	$119,246

Note 10 - Fair Value Measurements

The following tables present the Company’s financial instruments that are measured at fair value on a recurring basis (in thousands):

	March 31, 2022
	Level 1	Level 2	Level 3	Total Fair Value Measurements
Assets:
Cash and cash equivalents	$308,788	$—	$—	$308,788
Derivative asset	—	15,824	—	15,824
Equity investments	—	—	2,609	$2,609
	$308,788	$15,824	$2,609	$327,221
Liabilities:
Contingent earn-out liability	$—	$—	$78,991	$78,991
	$—	$—	$78,991	$78,991

	December 31, 2021
	Level 1	Level 2	Level 3	Total Fair Value Measurements
Assets:
Cash and cash equivalents	$369,175	$—	$—	$369,175
Derivative asset	—	5,008	—	5,008
Equity investments	—	—	2,610	2,610
	$369,175	$5,008	$2,610	$376,793
Liabilities:
Contingent earn-out liability	$—	$—	$96,600	$96,600
	$—	$—	$96,600	$96,600

There were no transfers between levels between March 31, 2022 and December 31, 2021.

The carrying value of accounts receivable, accounts payable, income tax payable, accrued expenses and other payables approximate their fair values due to the short-term maturities of these instruments.

The Company’s contingent earn-out liability that is measured at fair value on a recurring basis using significant unobservable inputs (Level 3) totaled $79.0 million and $96.6 million as of March 31, 2022 and December 31, 2021. Contingent earn-out liability is included is included in “Other liabilities” in the accompanying condensed consolidated balance sheets.

As of March 31, 2022, there is a contingent consideration arrangement, consisting of an earn-out payment to former shareholders of Worldwide Vision Limited of up to $150 million. The Company determined the fair value of the contingent earn-out liability by using a probability-weighted analysis to determine the amount of the liability, and, if the arrangement is long-term in nature, applying a discount rate that captures the risks associated with the obligation. The number of scenarios in the probability-weighted analyses vary; generally, more scenarios are prepared for longer duration and more complex arrangements. As of March 31, 2022 and December 31, 2021, the fair value of the contingent earn-out liability reflects a risk-free rate of 1.8% and 0.5%, respectively.

In addition, as of March 31, 2022, there is a contingent consideration arrangement, consisting of an earn-out payment of up to $10 million in connection with the acquisition of Fruitz in January 2022. The Company determined the fair value of the contingent earn-out liability using a probability-weighted analysis and applied a discount rate that captures the risks associated with the obligation that is long-term in nature. As of March 31, 2022, the fair value of the contingent earn-out liability reflects a risk-free rate of 2.2%.

The Company classified contingent earn-out arrangements as liabilities at the time of the acquisition, as they will be settled in cash, and remeasures the fair values of the contingent earn-out liabilities each reporting period thereafter until settled. The fair value of the contingent earn-out liabilities are sensitive to changes in the forecasts of earnings and/or the relevant operating metrics and changes in discount rates. Changes in fair values of contingent earn-out liabilities are recognized in “General and administrative expense” in the accompanying condensed consolidated statements of operations. The change in fair value of the contingent earn-out liability was ($20.7) million and $72.0 million for the three months ended March 31, 2022 and 2021, respectively.

Note 11 - Debt

Total debt is comprised of the following (in thousands):

	March 31, 2022	December 31, 2021
Term Loan due January 29, 2027	$637,125	$638,563
Less: unamortized debt issuance costs	14,833	15,624
Less: current portion of debt, net	2,588	2,588
Total long-term debt, net	$619,704	$620,351

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

Based on the calculation of the applicable consolidated total leverage ratio, the applicable margin for borrowings under the revolving credit facility is between 1.00% to 1.50% with respect to base rate borrowings and between 2.00% and 2.50% with respect to LIBOR rate borrowings. The interest rates in effect for the Original Term Loan and the Additional Term Loan as of March 31, 2022 were 2.96% and 3.75%, respectively. The Term Loans will mature on January 29, 2027 and principal amounts outstanding under the revolving credit facility will be due and payable in full at maturity on January 29, 2025. As of March 31, 2022, and at all times during the period, the Company was in compliance with the financial debt covenants.

As the loans are issued with a floating rate of interest, the Company believes that the fair value of the obligations is approximated by the principal amount of the loans as of March 31, 2022. The carrying value of the Term Loans includes the outstanding principal amount, less unamortized debt issuance costs. Therefore, the Company assumes the carrying value of the debt, before any transaction costs, would closely approximate the fair value of the loan obligation with the assumptions above.

Future maturities of long-term debt as of March 31, 2022, were as follows (in thousands):

Remainder of 2022	$4,313
2023	5,750
2024	5,750
2025	5,750
2026 and thereafter	615,562
Total	$637,125

Note 12 - Shareholders' Equity

Equity Structure Prior to Initial Public Offering and Reorganization

Limited Partner’s Interest

On January 29, 2020, Bumble Holdings, and the wholly owned indirect subsidiary, Buzz Merger Sub Limited, executed the Merger Agreement with Worldwide Vision Limited whereby Bumble Holdings agreed to purchase all of the outstanding equity interest of Worldwide Vision Limited. In conjunction with the Sponsor Acquisition, the equity that was in existence in the Predecessor periods was settled and no longer outstanding subsequent to January 29, 2020.

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

As of December 31, 2020, there were 2,453,784,599 units of Class A and 153,273,895 units of Class B were outstanding.

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

Secondary Offering

On September 15, 2021, the Company completed a secondary offering of 20.7 million shares of Class A common stock on behalf of certain selling stockholders affiliated with Blackstone Inc. (the "Selling Stockholders") at a price of $54.00 per share. This transaction resulted in the issuance of 9.2 million shares of Class A common stock for the period ended September 30, 2021.

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

Subsequent to the Reorganization Transactions, our Sponsor effected certain exchanges of Common Units for Class A shares that were contemplated to have occurred pursuant to the Blocker Restructuring, with the net change to the capital structure being 4,455,510 Common Units in Bumble Holdings being exchanged on April 1, 2021, on a one-for-one basis, for Class A common stock in the Company. We gave retrospective effect to these transactions when estimating our tax receivable agreement liability, see Note 3, Income Taxes.

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

As of March 31, 2022 and December 31, 2021, there were 129,519,804 and 129,212,949 shares of Class A common stock outstanding, respectively.

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

As of March 31, 2022 and December 31, 2021, there were 20 shares of Class B common stock outstanding, respectively.

Preferred Stock

The Company is authorized to issue, without the approval of its stockholders, one or more series of preferred stock. The Board may determine, with respect to any series of preferred stock, the powers (including voting powers), preferences and relative, participating, optional or other special rights.

As of March 31, 2022 and December 31, 2021, no preferred stock has been issued.

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

Note 13 - Earnings (Loss) per Share / Unit

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

The following table sets forth a reconciliation of the numerators used to compute the Company's basic and diluted earnings (loss) per share / unit for the three months ended March 31, 2022 and 2021 (in thousands).

	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
Numerator:
Net earnings (loss)	$23,938	$323,442
Net earnings (loss) attributable to noncontrolling interests	7,543	(18,348)
Net earnings (loss) attributable to Bumble Inc. shareholders / Buzz Holdings L.P. owners	$16,395	$341,790

The following table sets forth the computation of the Company's basic and diluted earnings (loss) per share / unit (in thousands, except share / unit amounts, and per share / unit amounts, unaudited).

	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
Basic earnings (loss) per share / unit attributable to common stockholders / unitholders
Numerator
Allocation of net earnings (loss) attributable to Bumble Inc. shareholders / Buzz Holdings L.P. owners	$16,375	$201,142
Less: net earnings (loss) attributable to participating securities	20	627
Net earnings (loss) attributable to common stockholders / unitholders	$16,355	$200,515
Denominator
Weighted average number of shares of Class A common stock / units outstanding	129,233,843	115,230,399
Basic earnings (loss) per share / unit attributable to common stockholders / unitholders	$0.13	$1.74

Diluted earnings (loss) per share / unit attributable to common stockholders / unitholders
Numerator
Allocation of net earnings (loss) attributable to Bumble Inc. shareholders / Buzz Holdings L.P. owners	$16,175	$201,142
Increase in net earnings (loss) attributable to common shareholders upon conversion of potentially dilutive Common Units	7,763	121,326
Less: net earnings (loss) attributable to participating securities	20	—
Net earnings (loss) attributable to common stockholders / unitholders	$23,918	$322,468
Denominator
Number of shares / units used in basic computation	129,233,843	115,230,399
Add: weighted-average effect of dilutive securities
Restricted shares	—	190,508
RSUs	579,928	1,238,363
Options	—	11,820
Common Units to Convert to Class A Common Stock	61,516,126	74,417,632
Weighted average shares of Class A common stock / units outstanding used to calculate diluted earnings (loss) per share / unit	191,329,897	191,088,722
Diluted earnings (loss) per share / unit attributable to common stockholders / unitholders	$0.13	$1.69

The following table sets forth potentially dilutive securities that were excluded from the diluted earnings (loss) per share computation because the effect would be anti-dilutive, or issuance of such shares is contingent upon the satisfaction of certain conditions which were not satisfied by the end of the periods:

	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
Time-vesting awards:
Options	2,684,067	1,998,606
RSUs	1,165,808	—
Incentive units	507,237	121,372
Total time-vesting awards	4,357,112	2,119,978
Exit-vesting awards:
Options	164,362	222,424
RSUs	1,007,648	1,363,728
Incentive units	4,324,868	4,438,199
Total exit-vesting awards	5,496,878	6,024,351
Total	9,853,990	8,144,329

Note 14 - Stock-based Compensation

Total stock-based compensation cost, net of forfeitures, was as follows:

(In thousands)	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
Cost of revenue	$948	$1,607
Selling and marketing expense	(1,322)	5,141
General and administrative expense	10,398	19,908
Product development expense	7,533	19,167
Total stock-based compensation expense	$17,557	$45,823

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

At the IPO date, the Company concluded that our public offering represented a qualifying liquidity event that would cause the Exit-Vesting awards’ performance conditions to be probable. As such, the Company has begun to recognize stock-based compensation expense in relation to the Exit-Vesting awards. During the three months ended March 31, 2022 and 2021, the Company recognized compensation cost related to the reclassified Exit-Vesting awards of $0.9 million and $11.3 million, respectively.

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

The fair value of Time-Vesting awards granted or modified at the time of the IPO was determined using the Black-Scholes option pricing model with the following assumptions:

Volatility	55%-60%
Expected Life	0.5 - 7.4 years
Risk-free rate	0.1%-0.8%
Fair value per unit	$43.00
Dividend yield	0.0%
Discount for lack of marketability(1)	15% - 25%

The fair value of Exit-Vesting awards granted or modified at the time of the IPO was determined using a Monte Carlo simulation approach in an option pricing framework, where the common stock price of the Company was evolved using a Geometric Brownian Motion over a period from the Valuation Date to the date of Management's expected exit date - a date at which MOIC and IRR realized by the Sponsor can be calculated ("Sponsor Exit"), with the following assumptions:

Volatility	55%
Expected Life	1.8 years
Risk-free rate	0.1%
Fair value per unit	$43.00
Dividend yield	0.0%
Discount for lack of marketability(1)	15%

(1) Discount for lack of marketability for Time-Vesting awards and Exit-Vesting awards is only applicable for Incentive Units granted in Bumble Holdings at the time of the IPO.

The fair value of Time-Vesting Options granted during the three months ended March 31, 2022 was determined using the Black-Scholes option pricing model with the following assumptions:

Volatility	60%
Expected Life	7.0 years
Risk-free rate	1.74% - 1.81%
Fair value per unit	$15.36 - $17.66
Dividend yield	0.0%

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

	Time-Vesting Incentive Units		Exit-Vesting Incentive Units
	Number of Awards	Weighted- Average Participation Threshold	Number of Awards	Weighted- Average Participation Threshold
Unvested as of December 31, 2021	5,170,731	$14.22	4,324,868	$13.81
Granted	—	—	—	—
Vested	(887,890)	13.78	—	—
Forfeited	—	—	—	—
Unvested as of March 31, 2022	4,282,841	$14.31	4,324,868	$13.81

As of March 31, 2022, total unrecognized compensation cost related to the Time-Vesting Incentive Units is $17.7 million, which is expected to be recognized over a weighted-average period of 3.1 years. Total unrecognized compensation cost related to the Exit-Vesting Incentive Units is $16.0 million, which is expected to be recognized over a weighted average period of 2.7 years.

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

	Time-Vesting Restricted Shares of Class A Common Stock	Weighted- Average Grant-Date Fair Value	Exit-Vesting Restricted Shares of Class A Common Stock	Weighted- Average Grant-Date Fair Value
	Number of Awards		Number of Awards
Unvested as of December 31, 2021	98,717	$7.26	82,211	$5.19
Granted	—	—	—	—
Vested	(23,232)	6.73	—	—
Forfeited	(9,511)	7.03	(10,390)	4.94
Unvested as of March 31, 2022	65,974	$7.47	71,821	$5.23

As of March 31, 2022, total unrecognized compensation cost related to the Time-Vesting restricted shares is $0.2 million, which is expected to be recognized over a weighted-average period of 2.9 years. Total unrecognized compensation cost related to the Exit-Vesting restricted shares is $0.2 million, which is expected to be recognized over a weighted average period of 2.8 years.

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

Time-Vesting RSUs that were granted as a result of the Reclassification generally vest in equal annual installments over a five year period, whereas Time-Vesting RSUs that were granted at the time of the Company’s IPO generally vest in equal annual installments over a four year period. Time-Vesting RSUs that have been granted since the Company’s IPO generally vest 25% on the first anniversary of the date of grant, or other vesting commencement date, and the remaining 75% of the award vests in equal installments on each monthly anniversary thereafter such that the award will be fully vested on the fourth anniversary of the date of grant, or other vesting commencement date. Exit-Vesting RSUs that were granted as a result of the Reclassification contain similar vesting requirements to the previously Exit-Vesting Phantom Class B Units.

	Time-Vesting RSUs		Exit-Vesting RSUs
	Number of Awards	Weighted- Average Grant-Date Fair Value	Number of Awards	Weighted- Average Grant-Date Fair Value
Unvested as of December 31, 2021	2,803,943	$45.36	1,217,151	$30.52
Granted	2,111,856	27.91	—	—
Vested	(455,066)	43.62	—	—
Forfeited	(328,109)	41.30	(209,503)	30.52
Unvested as of March 31, 2022	4,132,624	$36.96	1,007,648	$30.52

As of March 31, 2022, total unrecognized compensation cost related to the Time-Vesting RSUs is $101.5 million, which is expected to be recognized over a weighted-average period of 3.5 years. Total unrecognized compensation cost related to the Exit-Vesting RSUs is $19.0 million, which is expected to be recognized over a weighted average period of 2.8 years.

Options

Under the 2021 Omnibus Plan, the Company has granted certain stock options with the underlying equity being shares of the Company’s Class A common stock. These stock options are inclusive of both Time-Vesting stock options and Exit-Vesting stock options. Time-Vesting stock options either vest over a four or a five year period, and weighted-average remaining contractual term has been specified in the table below. Exit-Vesting stock options vest upon satisfaction of a performance condition under which Blackstone and its affiliates receive cash proceeds in respect of certain MOIC and IRR hurdles, subject to the recipient’s continued employment at the time of satisfaction. At the IPO date, the Company concluded that our public offering represented a qualifying liquidity event that would cause the Exit-Vesting options’ performance conditions to be probable of occurring.

The following table summarizes the Company’s option activity as it relates to Time-Vesting stock options as of March 31, 2022:

	March 31, 2022
	Number of Options	Weighted- Average Exercise Price Per Share	Weighted- Average Grant Date Fair Value Per Share
Outstanding as of December 31, 2021	2,038,016	$43.76	$22.96
Granted	646,051	28.36	16.98
Exercised	—	—	—
Forfeited	(284,592)	37.55	20.52
Outstanding as of March 31, 2022	2,399,475	$40.35	$21.68
Exercisable as of March 31, 2022	495,871	43.00	22.21

The following table summarizes the Company’s option activity as it relates to Exit-Vesting stock options as of March 31, 2022:

	March 31, 2022
	Number of Options	Weighted- Average Exercise Price Per Share	Weighted- Average Grant Date Fair Value Per Share
Outstanding as of December 31, 2021	222,424	$43.00	$18.10
Granted	—	—	—
Exercised	—	—	—
Forfeited	(58,062)	43.00	18.10
Outstanding as of March 31, 2022	164,362	$43.00	$18.10
Exercisable as of March 31, 2022	—	—	—

Total unrecognized compensation cost related to the Time-Vesting options is $27.4 million, which is expected to be recognized over a weighted-average period of 3.2 years. Total unrecognized compensation cost related to the Exit-Vesting options is $1.8 million, which is expected to be recognized over a weighted-average period of 1.8 years.

Options have a maximum contractual term of 10 years. The aggregate intrinsic value – assuming all options are expected to vest – and weighted average remaining contractual terms of Time-Vesting and Exit-Vesting options outstanding and options exercisable were as follows as of March 31, 2022.

Aggregate intrinsic value
Time-Vesting options outstanding	437,273
Time Vesting options exercisable	—
Exit-Vesting options outstanding	—
Exit-Vesting options exercisable	N/A
Weighted-average remaining contractual term (in years)
Time-Vesting options outstanding	8.8
Time Vesting options exercisable	7.5
Exit-Vesting options outstanding	8.9
Exit-Vesting options exercisable	N/A

Employee Stock Purchase Plan

In connection with the IPO, on February 10, 2021, Bumble Inc. adopted the 2021 Employee Stock Purchase Plan (the “ESPP”) for the issuance of up to a total of 4,500,000 shares of Class A common stock. The number of shares reserved for issuance under the ESPP will be increased automatically on January 1 of each fiscal year beginning in 2022 by a number of shares of our Class A common stock equal to the lesser of (i) the positive difference between 1% of the shares outstanding on the final day of the immediately preceding fiscal year and the ESPP share reserve on the final day of the immediately preceding fiscal year; and (B) a smaller number of shares as may be determined by the Board. The ESPP allows participants to purchase Class A common stock through contributions of up to 15% of their total compensation. The purchase price of the Class A common stock will be 85% of the lesser of the fair market value of our Class A common stock as determined on the applicable grant date or the applicable purchase period end date (provided that, in no event may the purchase price be less than the par value per share of our Class A common stock). No purchases have been made under the ESPP as of March 31, 2022.

Note 15 - Related Party Transactions

In the ordinary course of operations, the Company enters into transactions with related parties, as discussed below.

Related Party relationship	Type of Transaction	Financial Statement Line	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
Other	Marketing costs	Selling and marketing expense	$492	$—
Company owned by a Director	Loans repaid by Whitney Wolfe Herd	Limited Partners’ interest	—	95,465

Related Party relationship	Type of Transaction	Financial Statement Line	March 31, 2022	December 31, 2021
Parent Company of the Predecessor	Loan granted - current	Loans to related companies	$388,980	$388,780

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

Payable to related parties pursuant to a tax receivable agreement

Concurrent with the completion of the IPO, the Company entered into a tax receivable agreement with pre-IPO owners including our Founder, our Sponsor, an affiliate of Accel Partners LP and management and other equity holders (see Note 4).

Other

The Company uses Liftoff Mobile Inc. ("Liftoff"), a company in which Blackstone affiliated funds hold a controlling interest since March 2021, for marketing purposes. During the three months ended March 31, 2022, the Company incurred costs related to these transactions of $0.5 million, which are included within selling and marketing expense in the accompanying condensed consolidated statements of operations.

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

Revenue by major geographic region is based upon the location of the customers who receive the Company’s services. The information below summarizes revenue by geographic area, based on customer location (in thousands):

	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
North America	$124,183	$95,725
Rest of the world	87,016	74,988
Total	$211,199	$170,713

The United States is the only country with revenues of 10% or more of the Company’s total revenue for the three months ended March 31, 2022 and 2021 .

The information below summarizes property and equipment, net by geographic area (in thousands):

	March 31, 2022	December 31, 2021
United Kingdom	$6,830	$6,035
United States	3,021	3,183
Czech Republic	2,901	3,234
The Netherlands	1,535	1,263
Rest of the world	786	912
Total	$15,073	$14,627

United Kingdom, United States, Czech Republic and The Netherlands are the only countries with property and equipment of 10% or more of the Company’s total property and equipment, net at March 31, 2022. United Kingdom, United States and Czech Republic are the only countries with property and equipment of 10% or more of the Company’s total property and equipment, net at December 31, 2021.

Note 17 - Commitments and Contingencies

The Company has entered into indemnification agreements with the Company’s officers and directors for certain events or occurrences. The Company maintains a directors and officers insurance policy to provide coverage in the event of a claim against an officer or director. Historically, the Company has not been obligated to make any payments for indemnification obligations, and no liabilities have been recorded for these obligations as of March 31, 2022.

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

In late 2021 and early 2022, four putative class action lawsuits were filed against the Company in Illinois alleging that certain features of the Badoo or Bumble apps violate the Illinois Biometric Privacy Act (“BIPA”). These lawsuits allege that the apps used facial geometry scans in violation of BIPA’s authorization, consent, and data retention policy provisions. A fifth putative class action was also filed against the Company in late 2021 in California alleging that Bumble app users’ information was collected, used, and disseminated in violation of California’s consumer protection and privacy laws. Plaintiffs in these lawsuits seek statutory damages, compensatory damages, attorneys’ fees, injunctive relief, and (in the California action) punitive damages. These cases are still in early stages and at this time the Company cannot reasonably estimate a range of potential liability, if any, which may arise therefrom.

Since January 2022, a purported class action complaint has been filed in the United States District Court for the Southern District of New York naming, among others, the Company, our Chief Executive Officer, our Chief Financial Officer, our board of directors and Blackstone, as defendants. The class action complaint asserts claims under the U.S. federal securities laws, purportedly brought on behalf of a class of purchasers of shares of Class A common stock in in Bumble’s secondary public stock offering which took place in September 2021 (the “SPO”), that the SPO Registration Statement and prospectus contained false and misleading statements or omissions by failing to disclose certain information concerning Bumble and Badoo app paying users and related trends and issues with the Badoo app payment platform, and that as a result of the foregoing, Bumble’s business metrics and financial prospects were not as strong as represented in the SPO Registration Statement and prospectus. The class action complaint seeks unspecified damages and an award of costs and expenses, including reasonable attorneys’ fees, as well as equitable relief. The Company believes that the allegations contained in the complaint are without merit and intend to defend the complaint vigorously.

A shareholder derivative complaint was subsequently filed in the United States District Court for the Southern District of New York against the Company and certain directors and officers. The derivative complaint alleges a breach of fiduciary duty against management and our board of directors based on the same allegations and events described in the class action complaint. The complaint seeks unspecified damages, an award of costs and disbursements, including reasonable attorneys’ fees, and that the Company be directed to take action to reform its corporate governance and internal procedures. The Company cannot predict at this point the length of time that these actions will be ongoing or the liability, if any, which may arise therefrom.

From time to time, the Company is subject to patent litigations asserted by non-practicing entities. Two such matters were settled during the three months ended March 31, 2022.

As of March 31, 2022 and December 31, 2021, the Company determined that provisions of $7.8 million and $8.8 million, respectively, reflect our best estimate of any probable future obligation, including legal costs incurred to date and expected to be incurred up to completion, for the Company’s litigations. During the three months ended March 31, 2022, the Company paid $0.8 million to settle litigation matters. Legal expenses are included within general and administrative expense in the accompanying condensed consolidated statements of operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of the financial condition and results of operations of Bumble Inc. in conjunction with our unaudited condensed consolidated financial statements and related notes included elsewhere in Part I, “Item 1 – Financial Statements (Unaudited)”. This discussion contains forward-looking statements that involve risks and uncertainties about our business and operations. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include, without limitation, those discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and those identified under “Special Note Regarding Forward-Looking Statements” and Part I, “Item 1A—Risk Factors" in our 2021 Form 10-K.

Overview

We provide online dating and social networking platforms through subscription and in-app purchases of dating products servicing North America, Europe and various other countries around the world. Bumble operates three apps, Bumble, Badoo and Fruitz. Our apps monetize via a freemium model, where the use of the service is free and a subset of the users pay for subscriptions or in-app purchases to access premium features. We launched Bumble app in 2014 to address antiquated gender norms and a lack of kindness and accountability on the internet. By placing women at the center – where women make the first move – we are building a platform that is designed to be safe and empowering for women, and in turn, provide a better environment for everyone. Badoo app, launched in 2006, was one of the pioneers of web and mobile free-to-use dating products. In January 2022, we acquired Fruitz, a fast-growing dating app with a Gen Z focus, which is a growing segment of online dating consumers. Fruitz encourages open and honest communication of dating intentions through playful fruit metaphors. Our consolidated results for the three months ended March 31, 2022 included the operating results of Fruitz from January 31, 2022. Revenues from Fruitz were included in Badoo App and Other Revenue but excluded from our key operating metrics. For additional information, see Note 5, Business Combination, to our unaudited condensed consolidated financial statements included in Part I, “Item 1 – Financial Statements (Unaudited)” of this Quarterly Report on Form 10-Q.

Year-to-Date March 31, 2022 Consolidated Results

For the three months ended March 31, 2022 and 2021, we generated:

•
Total Revenue of $211.2 million and $170.7 million, respectively;
•
Bumble App Revenue of $155.4 million and $112.6 million, respectively;
•
Badoo App and Other Revenue of $55.8 million and $58.1 million, respectively;
•
Net earnings of $23.9 million and $323.4 million, respectively, representing net earnings margins of 11.3%, and 189.5%, respectively; and
•
Adjusted EBITDA of $49.8 million and $46.1 million, respectively, representing Adjusted EBITDA margins of 23.6% and 27.0%, respectively.
•
Net cash provided by (used in) operating activities of $19.4 million and $(45.6) million, respectively, and operating cash flow conversion of 80.9% and (14.1)% , respectively; and
•
Free cash flow of $14.4 million and $(48.3) million, respectively, representing free cash flow conversion of 28.8% and (104.8)%, respectively.

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

The following metrics were calculated excluding paying users and revenue generated from Fruitz:

(In thousands, except ARPPU)	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
Key Operating Metrics
Bumble App Paying Users	1,775.2	1,352.8
Badoo App and Other Paying Users	1,232.0	1,450.5
Total Paying Users	3,007.2	2,803.3
Bumble App Average Revenue per Paying User	$29.18	$27.75
Badoo App and Other Average Revenue per Paying User	$13.51	$12.76
Total Average Revenue per Paying User	$22.76	$19.99

(In thousands, except per share / unit data and percentages)	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
Condensed Consolidated Statements of Operations Data:
Revenue	$211,199	$170,713
Net earnings (loss)	23,938	323,442
Net earnings (loss) attributable to Bumble Inc. shareholders / Buzz Holdings L.P. owners	16,395	341,790
Net earnings (loss) per unit attributable to Bumble Inc. shareholders / Buzz Holdings L.P. owners
Basic earnings (loss) per share / unit	$0.13	$1.74
Diluted earnings (loss) per share / unit	$0.13	$1.69

(In thousands)	March 31, 2022	December 31, 2021
Condensed Consolidated Balance Sheets Data:
Total assets	$3,795,402	$3,775,820
Cash and cash equivalents	308,788	369,175
Long-term debt, net including current maturities	622,292	622,939

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

Impact of Russia-Ukraine Conflict

The ongoing conflict between Russia and Ukraine has increased global economic and political uncertainty. On March 8, 2022, we announced that we will discontinue our operations in Russia and remove all of our apps from the Apple App Store and Google Play Store in Russia and Belarus. Our decision to discontinue our operations in Russia and remove all of our apps from the Apple App Store and Google Play Store in Russia and Belarus has led to reduced revenues and Paying Users from these countries and increased costs. For further information regarding revenues and Paying Users see the “Results of Operations―Comparison of the Three Months Ended March 31, 2022 and 2021―Revenue” section further below. For further information regarding the cost related to our discontinuation of operations in Russia see Note 8, Restructuring, to our unaudited condensed consolidated financial statements included in Part I, “Item 1 – Financial Statements (Unaudited)” of this Quarterly Report on Form 10-Q.

As of March 31, 2022, the net assets of our subsidiary in Russia comprised 0.3% of total net assets and revenue from Russia, Belarus and Ukraine combined were approximately 1.9% of our total revenue. Operating costs related to our Russian operations were approximately 1.7% of our total operating costs for the three months ended March 31, 2022.

For additional information, see “Risk Factors—Risks Related to Our Brand, Products and Operations―Our operations may be adversely affected by ongoing developments in Russia, Ukraine and surrounding countries, including due to the impact of our decision to discontinue our operations in Russia and remove our apps from the Apple App Store and Google Play Store in Russia and Belarus” in Part I, Item 1A. of our 2021 Form 10-K.

Impact of COVID-19

In March 2020, the World Health Organization declared the outbreak of COVID-19 a global pandemic. Since that time, COVID-19 has impacted market and economic conditions globally, resulting in the implementation of significant governmental measures, including lockdowns, closures, quarantines, and travel bans intended to control the spread of the virus, as well as changes in consumer behavior as some individuals have become reluctant to engage in social activities with people outside their households. While many jurisdictions are relaxing restrictions, others have remained in place with some areas continuing to experience renewed outbreaks and surges in infection rates despite more widespread availability of vaccines. The extent to which such measures are removed or new measures are put in place will depend upon how the pandemic evolves, as well as the distribution, efficacy and acceptance of available vaccines and the rates at which they are administered. Future prevention and mitigation measures, as well as the potential for some of these measures to be reinstituted in the event of repeat waves or the emergence of new variants of the virus, have had and are likely to continue to have an adverse impact on global economic conditions and consumer confidence and spending in many parts of the world for some time. Such macroeconomic conditions have adversely affected and may continue to adversely affect demand, and/or users’ ability to pay, for our products and services, particularly in the geographic and demographic markets in which Badoo app operates.

We continue to follow the COVID-19 situation closely as it evolves and monitor guidance from international and domestic authorities, including federal, state and local public health authorities, and there may be developments outside our control requiring us to adjust our operating plan. As such, given the unprecedented uncertainty around the duration and severity of the impact on market conditions and the business environment, we cannot reasonably estimate the full impacts of the COVID-19 pandemic on our business, financial condition and results of operations in the future.

For additional information, see “Risk Factors—General Risk Factors—Our business and results of operations may be materially adversely affected by the ongoing COVID-19 outbreak or other similar outbreaks” in Part I, Item 1A. of our 2021 Form 10-K.

Factors Affecting the Comparability of Our Results of Operations

As a result of a number of factors, our historical results of operations may not be comparable from period to period or going forward. Set forth below is a brief discussion of the key factors impacting the comparability of our results of operations.

Initial Public Offering and Offering Transactions

On February 10, 2021, our registration statement on Form S-1 relating to our initial public offering (“IPO”) was declared effective by the U.S. Securities and Exchange Commission, and our Class A common stock began trading on the NASDAQ on February 11, 2021. Our IPO closed on February 16, 2021.

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

Bumble Inc. is a corporation for U.S. federal and state income tax purposes. Bumble Inc.’s accounting predecessor, Bumble Holdings is and has been since the Sponsor Acquisition, treated as a flow-through entity for U.S. federal income tax purposes, and as such, has generally not been subject to U.S. federal income tax at the entity level. Accordingly, the historical results of operations and other financial information set forth in this Quarterly Report do not include any material provisions for U.S. federal income tax for the period prior to our IPO. Following our IPO, Bumble Inc. pays U.S. federal and state income taxes as a corporation on its share of Bumble Holdings’ taxable income.

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

We estimate the amount of existing tax basis with respect to which our pre-IPO owners will be entitled to receive payments under the tax receivable agreement (assuming all Pre-IPO Common Unitholders exchanged their Common Units for shares of Class A common stock on the date of the IPO, and assuming all vested Incentive Units were converted to Common Units and immediately exchanged for shares of Class A common stock at the IPO prices of $43.00 per share of Class A common stock) is approximately $2,603 million, which includes the Company’s allocable share of existing tax basis acquired in the IPO, which we have determined to be approximately $1,728 million. In determining the Company’s allocable share of existing tax basis acquired in the IPO, we have given retrospective effect to certain exchanges of Common Units for Class A shares that occurred after the IPO that were contemplated to have occurred pursuant to the Blocker Restructuring. The payments under the tax receivable agreement are not conditioned upon continued ownership of the Company by the pre-IPO owners.

We have determined that it is more likely than not that we will be unable to realize certain tax benefits that were received in connection with the Reorganization Transactions and our IPO. As a result of this determination, we have not recorded the benefit of these deferred tax assets as of March 31, 2022. The Company is entitled to certain depreciation and amortization deductions as a result of its allocable share of existing tax basis acquired in the IPO and increases in its allocable share of existing basis and adjustments to the tax basis of the assets of Bumble Holdings as a result of sales or exchanges in connection with the IPO. There is significant existing tax basis in the assets of Bumble Holdings as a result of the Sponsor Acquisition. Based on current projections, we anticipate having sufficient taxable income to be able to realize these tax benefits and have recorded a liability of $389.0 million associated with the tax receivable agreement related to these benefits. The ability of the deferred tax assets to be realized is evaluated based on all positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent results of operations. We will assess the ability of the deferred tax assets to be realized at each reporting period, and a change in our estimate of our liability associated with the tax receivable agreement may result as additional information becomes available, including results of operations in future periods. During the three months ended March 31, 2022, our tax receivable agreement liability did not materially change.

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

In connection with the IPO, we adopted the 2021 Omnibus Incentive Plan (the "2021 Omnibus Plan), which became effective on the date immediately prior to the effective date of the IPO. Under the 2021 Omnibus Plan, we granted equity awards as follows:

•
Stock options with the underlying equity being shares of the Company’s Class A common stock. These stock options are inclusive of both Time-Vesting stock options and Exit-Vesting stock options.
•
Time-Vesting Restricted Stock Units with the underlying equity being shares of the Company’s Class A common stock.
•
Time-Vesting and Exit-Vesting Incentive Units in Bumble Holdings.

At the IPO date, we concluded that our public offering represented a qualifying liquidity event that would cause the Exit-Vesting awards’ performance conditions to be probable. As such, we started to recognize stock-based compensation expense for the Exit-Vesting awards. During the three months ended March 31, 2022 and 2021, we recognized compensation cost related to the reclassified Exit-Vesting awards of $0.9 million and $11.3 million, respectively.

For additional information, see Note 14, Stock-based Compensation, to our unaudited condensed consolidated financial statements included in Part I, “Item 1 – Financial Statements (Unaudited)” of this Quarterly Report on Form 10-Q.

Components of Results of Operations

Our business is organized into a single reportable segment.

Revenue

We monetize the Bumble, Badoo and Fruitz apps via a freemium model where the use of our service is free and a subset of our users pay for subscriptions or in-app purchases to access premium features. Subscription revenue is presented net of taxes, refunds and credit card chargebacks. This revenue is initially deferred and is recognized using the straight-line method over the term of the applicable subscription period. Revenue from lifetime subscriptions is deferred over the average estimated expected period of the subscriber relationship, which is currently estimated to be twelve months. Revenue from the purchase of in-app features is recognized based on usage.

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

Cost of revenue also includes data center expenses such as rent, power and bandwidth for running servers, employee compensation (including stock-based compensation) and, other employee related costs and restructuring charges. Expenses relating to customer care functions such as customer service, moderators and other auxiliary costs associated with providing services to customers such as fraud prevention are also included within cost of revenue.

Selling and marketing expense

Selling and marketing expense consists primarily of brand marketing, digital and social media spend, field marketing, restructuring charges, compensation expense (including stock-based compensation) and other employee-related costs for personnel engaged in sales and marketing functions.

General and administrative expense

General and administrative expense consists primarily of compensation (including stock-based compensation) and other employee-related costs for personnel engaged in executive management, finance, legal, tax and human resources. General and administrative expense also consists of transaction costs, changes in fair value of contingent earn-out liability, expenses associated with facilities, information technology, external professional services, legal costs, settlement of legal claims, restructuring charges and other administrative expenses.

Product development expense

Product development expense consists primarily of compensation (including stock-based compensation) and other employee-related costs for personnel engaged in the design, development, testing and enhancement of product offerings and related technology, as well as restructuring charges.

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

Results of Operations

The following table sets forth our unaudited condensed consolidated statement of operations information for the periods presented:

(In thousands)	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
Revenue	$211,199	$170,713
Operating costs and expenses:
Cost of revenue	56,781	47,747
Selling and marketing expense	56,829	46,838
General and administrative expense	26,446	126,524
Product development expense	25,195	35,045
Depreciation and amortization expense	26,929	26,955
Total operating costs and expenses	192,180	283,109
Operating earnings (loss)	19,019	(112,396)
Interest income (expense)	(5,883)	(7,729)
Other income (expense), net	13,230	6,991
Income (loss) before income taxes	26,366	(113,134)
Income tax benefit (provision)	(2,428)	436,576
Net earnings (loss)	23,938	323,442
Net earnings (loss) attributable to noncontrolling interests	7,543	(18,348)
Net earnings (loss) attributable to Bumble Inc. shareholders / Buzz Holdings L.P. owners	$16,395	$341,790

The following table sets forth our unaudited condensed consolidated statement of operations information as a percentage of revenue for the periods presented:

	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
Revenue	100.0%	100.0%
Operating costs and expenses:
Cost of revenue	26.9%	28.0%
Selling and marketing expense	26.9%	27.4%
General and administrative expense	12.5%	74.1%
Product development expense	11.9%	20.5%
Depreciation and amortization expense	12.8%	15.8%
Total operating costs and expenses	91.0%	165.8%
Operating earnings (loss)	9.0%	(65.8)%
Interest income (expense)	(2.8)%	(4.5)%
Other income (expense), net	6.3%	4.1%
Income (loss) before income taxes	12.5%	(66.3)%
Income tax benefit (provision)	(1.1)%	255.7%
Net earnings (loss)	11.3%	189.5%
Net earnings (loss) attributable to noncontrolling interests	3.6%	(10.7)%
Net earnings (loss) attributable to Bumble Inc. shareholders / Buzz Holdings L.P. owners	7.8%	200.2%

The following table sets forth the stock-based compensation expense, net of forfeitures, included in operating costs and expenses:

(In thousands)	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
Cost of revenue	$948	$1,607
Selling and marketing expense	(1,322)	5,141
General and administrative expense	10,398	19,908
Product development expense	7,533	19,167
Total stock-based compensation expense	$17,557	$45,823

Comparison of the Three Months Ended March 31, 2022 and 2021

Revenue

(In thousands)	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
Bumble App	$155,420	$112,637
Badoo App and Other	55,779	58,076
Total Revenue	$211,199	$170,713

Total Revenue for the three months ended March 31, 2022 increased by $40.5 million, or 23.7%, compared to the same period in 2021 primarily driven by growth in Total Paying Users.

Bumble App Revenue for the three months ended March 31, 2022 increased by $42.8 million, or 38.0%, compared to the same period in 2021 driven by a 31% increase in Bumble App Paying Users to 1.8 million, and a 5.2% increase in Bumble App Average Revenue per Paying Users.

Badoo App and Other Revenue for the three months ended March 31, 2022, decreased by $2.3 million, or 4.0%, compared to the same period in 2021. This decrease was driven by a 15% decrease in Badoo App and Other Paying Users to 1.2 million due to the continued impact of COVID, macroeconomic conditions such as inflation, and the Company’s decision to remove all of its apps from the Apple App Store and Google Play Store in Russia and Belarus in March 2022. During the three months ended March 31, 2022 as compared to December 31, 2021, total paying users decreased by 106,000 paying users of which approximately 60,000 paying users were in Russia, Ukraine and Belarus. We expect the factors described above to continue to have an adverse impact on Badoo App and Other Paying Users in the second quarter of 2022.

The decline in Badoo App revenue for the three months ended March 2022 was partially offset by the increase of 5.9% in Badoo App and Other Average Revenue per Paying Users to $13.51. The increase in Badoo App and Other Average Revenue per Paying Users was due to a geographic shift away from Russia, Ukraine and Belarus offset by fluctuations in foreign currency exchange rates.

In addition, other revenue of $5.9 million for the three months ended March 31, 2022, increased by $3.3 million, or 127.3% compared to the same period in 2021.

Cost of revenue

(In thousands, except percentages)	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
Cost of revenue	$56,781	$47,747
Percentage of revenue	26.9%	28.0%

Cost of revenue for the three months ended March 31, 2022 increased by $9.0 million, or 18.9%, as compared to the same period in 2021 driven by growth in in-app purchase fees due to increasing revenue. As a percentage of revenue, cost of revenue was 26.9% for the three months ended March 31, 2022, compared to 28.0% for the same period in 2021 due to reduced subscription fees on Android which has declined from 30% to 15%. We expect cost of revenue as a percentage of revenue to be negatively impacted by additional fees from the adoption of Google Play’s billing system by approximately 2% over the remainder of fiscal 2022.

Selling and marketing expense

(In thousands, except percentages)	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
Selling and marketing expense	$56,829	$46,838
Percentage of revenue	26.9%	27.4%

Selling and marketing expense for the three months ended March 31, 2022 increased by $10.0 million, or 21.3%, as compared to the same period in 2021. The change was primarily due to an increase in digital and social media marketing costs of $13.4 million and staff costs of $2.6 million, partially offset by a decrease in stock-based compensation of $6.5 million due to forfeitures.

General and administrative expense

(In thousands, except percentages)	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
General and administrative expense	$26,446	$126,524
Percentage of revenue	12.5%	74.1%

General and administrative expense for the three months ended March 31, 2022 decreased by $100.1 million, or 79.1%, as compared to the same period in 2021. The change is primarily driven by a decline of $92.7 million in the fair value of the contingent earn-out liabilities, a $9.5 million decrease in stock-based compensation due to forfeitures and a $5.1 million decrease in non-recurring transaction costs and professional service fees incurred in relation to the IPO in the three months ended March 2021. These decreases were partially offset by increases in personnel-related expenses of $5.1 million.

Product development expense

(In thousands, except percentages)	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
Product development expense	$25,195	$35,045
Percentage of revenue	11.9%	20.5%

Product development expense in the three months ended March 31, 2022 decreased by $9.9 million, or 28.1%, as compared to the same period in 2021. The change is primarily driven by an $11.6 million decrease in stock-based compensation due to forfeitures, partially offset by increased personnel costs of $2.1 million due to increased headcount and restructuring charges.

Depreciation and amortization expense

(In thousands, except percentages)	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
Depreciation and amortization expense	$26,929	$26,955
Percentage of revenue	12.8%	15.8%

Depreciation and amortization expense for the three months ended March 31, 2022 was relatively flat compared to the same period in 2021. There was an increase in the amortization of intangibles acquired from the Fruitz acquisition in January 2022 which was offset by a decrease in amortization as a result of the write down of certain white label contracts in 2021.

Interest income (expense)

(In thousands, except percentages)	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
Interest income (expense)	$(5,883)	$(7,729)
Percentage of revenue	(2.8)%	(4.5)%

Interest expense for the three months ended March 31, 2022 decreased by $1.8 million, or 23.9%, compared to the same period in 2021 as we repaid $200 million of debt in March 2021.

Other income (expense), net

(In thousands, except percentages)	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
Other income (expense), net	$13,230	$6,991
Percentage of revenue	6.3%	4.1%

Other income (expense), net in the three months ended March 31, 2022 increased by $6.2 million, or 89.2%, compared to the same period in 2021, primarily due to a $7.9 million increase in net gain on interest rate swaps, partially offset by a $1.4 million decrease in net foreign exchange gains.

Income tax benefit (provision)

(In thousands, except percentages)	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
Income tax benefit (provision)	$(2,428)	$436,576
Effective tax rate	(9.2)%	(385.9)%

Income tax provision was $(2.4) million for the three months ended March 31, 2022, compared to a benefit of $ $436.6 million for the same period in 2021. The tax benefit of $436.6 million recorded in the three months ended March 31, 2021 includes a $441.5 million tax benefit related to the reversal of a net deferred tax liability due to a restructuring of our international operations and a $1.3 million tax provision associated with prior period items.

Non-GAAP Financial Measures

We report our financial results in accordance with GAAP, however, management believes that certain non-GAAP financial measures provide users of our financial information with useful supplemental information that enables a better comparison of our performance across periods. We believe Adjusted EBITDA provides visibility to the underlying continuing operating performance by excluding the impact of certain expenses, including income tax (benefit) provision, interest (income) expense, depreciation and amortization, stock-based compensation expenses, employer costs related to stock-based compensation, foreign exchange (gain) loss, changes in fair value of contingent earn-out liability, interest rate swaps and investments, transaction and other costs, litigation costs net of insurance reimbursements that arise outside of the ordinary course of business and tax receivable agreement liability remeasurement (benefit) expense, as management does not believe these expenses are representative of our core earnings. We also provide Adjusted EBITDA margin, which is calculated as Adjusted EBITDA divided by revenue. In addition to Adjusted EBITDA and Adjusted EBITDA margin, we believe free cash flow and free cash flow conversion provide useful information regarding how cash provided by (used in) operating activities compares to the capital expenditures required to maintain and grow our business, and our available liquidity, after funding such capital expenditures, to service our debt, fund strategic initiatives and strengthen our balance sheet, as well as our ability to convert our earnings to cash. Additionally, we believe such metrics are widely used by investors, securities analysis, ratings agencies and other parties in evaluating liquidity and debt-service capabilities. We calculate free cash flow and free cash flow conversion using methodologies that we believe can provide useful supplemental information to help investors better understand underlying trends in our business.

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

We define Adjusted EBITDA as net earnings (loss) excluding income tax (benefit) provision, interest (income) expense, depreciation and amortization, stock-based compensation expense, employer costs related to stock-based compensation, foreign exchange (gain) loss, changes in fair value of contingent earn-out liability, interest rate swaps and investments, transaction and other costs, litigation costs net of insurance reimbursements that arise outside of the ordinary course of business and tax receivable agreement liability remeasurement (benefit) expense. Adjusted EBITDA margin represents Adjusted EBITDA as a percentage of revenue.

We define free cash flow as net cash provided by (used in) operating activities less capital expenditures. Free cash flow conversion represents free cash flow as a percentage of Adjusted EBITDA. Operating cash flow conversion represents net cash provided by (used in) operating activities as a percentage of net earnings (loss).

The following table reconciles our non-GAAP financial measures to the most comparable GAAP financial measures for the periods presented:

(In thousands, except percentages)	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
Net earnings (loss)	$23,938	$323,442
Add back:
Income tax (benefit) provision	2,428	(436,576)
Interest (income) expense	5,883	7,729
Depreciation and amortization	26,929	26,955
Stock-based compensation expense	17,557	45,823
Employer costs related to stock-based compensation (1)	1,072	—
Litigation costs, net of insurance reimbursements (2)	2,817	234
Foreign exchange (gain) loss (3)	(2,395)	(3,843)
Changes in fair value of interest rate swaps(4)	(10,817)	(2,944)
Transaction and other costs(5)	3,108	13,502
Changes in fair value of contingent earn-out liability	(20,709)	71,954
Changes in fair value of investments	—	(196)
Adjusted EBITDA	$49,811	$46,080
Net earnings (loss) margin(6)	11.3%	189.5%
Adjusted EBITDA margin	23.6%	27.0%

Net cash provided by (used in) operating activities	$19,358	$(45,582)
Less:
Capital expenditures	(4,996)	(2,712)
Free cash flow	$14,362	$(48,294)
Operating cash flow conversion	80.9%	(14.1)%
Free cash flow conversion	28.8%	(104.8)%

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
(4)
Represents fair value gain on interest rate swaps.
(5)
Represents transaction costs related to acquisitions and our offerings (IPO, the Reorganization and the secondary offering) such as legal, accounting, advisory fees and other related costs. Amount also includes employee-related restructuring costs directly associated with our decision to discontinue our operations in Russia including severance benefits, relocation and advisory fees.
(6)
Net earnings margin for the three months ended March 31, 2021 includes a $441.5 million tax benefit related to the reversal of a deferred tax liability due to a restructuring of the Company’s international operations.

Liquidity and Capital Resources

Overview

The Company’s principal sources of liquidity are our cash and cash equivalents and cash generated from operations. Our primary uses of liquidity are operating expenses and capital expenditures. As of March 31, 2022, we had $308.8 million of cash and cash equivalents, a decrease of $(60.4) million from December 31, 2021 primarily due to the acquisition of Fruitz.

In connection with our IPO, we used the proceeds (net of underwriting discounts) from the issuance of 9.0 million shares of Class A common stock ($369.6 million) in the IPO to purchase an equivalent number of newly issued Common Units from Bumble Holdings, which Bumble Holdings used to repay outstanding indebtedness under our Incremental Term Loan Facility totaling $200.0 million in aggregate principal amount and allocated $169.9 million to be used for general corporate purposes, to bear all of the expenses of the IPO and we expect that our future principal uses of cash will also include funding our debt obligations and paying income taxes and obligations under our tax receivable agreement. Based on current conditions, we believe that we have sufficient financial resources to fund our activities and execute our business plans during the next twelve months.

Cash Flow Information

The following table summarizes our unaudited condensed consolidated cash flow information for the periods presented:

(In thousands)	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
Net cash provided by (used in):
Operating activities	$19,358	$(45,582)
Investing activities	(74,716)	(2,743)
Financing activities	(7,146)	166,717

Operating activities

Net cash provided by (used in) operating activities was $19.4 million for the three months ended March 31, 2022, and $(45.6) million for the three months ended March 31, 2021. This includes adjustments to net earnings (loss) for the three months ended March 31, 2022 and March 31, 2021 related to: deferred income tax of $(3.0) million and $(441.7) million respectively; change in fair value of deferred contingent consideration of $(20.7) million and $72.0 million respectively; stock-based compensation of $17.6 million and $45.8 million respectively; and depreciation and amortization of $26.9 million and $27.0 million respectively.

The changes in assets and liabilities for the three months ended March 31, 2022 and 2021 consist primarily of: changes in legal liabilities of $(0.8) million and $(30.2) million, respectively; and changes in accounts receivables of $0.5 million and $(21.1) million, respectively, driven by timing of cash receipts.

Investing activities

Net cash used in investing activities was $74.7 million and $2.7 million for the three months ended March 31, 2022 and 2021, respectively. The change was primarily due to the acquisition of Fruitz (net of cash acquired) of $69.7 million in the three months ended March 31, 2022. In addition, the Company had capital expenditures of $5.0 million and $2.7 million in the three months ended March 31, 2022 and 2021, respectively.

Financing activities

Net cash provided by (used in) financing activities was $(7.1) million and $166.7 million in the three months ended March 31, 2022 and 2021, respectively. In the three months ended March 31, 2022, the Company used $5.7 million for share withheld to satisfy employee tax withholding requirements upon vesting of restricted stock units, and $1.4 million to repay a portion of the outstanding indebtedness under our Original Term Loan. In the three months ended March 31, 2021, the Company received net proceeds of $2,361.2 million after deducting underwriting discounts and commissions, of which $1,991.6 million was used to redeem shares of Class A common stock and purchase Common Units from our Sponsor and $200 million was used to repay a portion of the outstanding indebtedness under our Incremental Term Loan Facility.

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

Contractual Obligations and Contingencies

The following table summarizes our contractual obligations as of March 31, 2022:

	Payments due by period
(In thousands)	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
Long-term debt	$5,750	$11,500	$619,875	$—	$637,125
Operating leases	4,691	7,481	10,041	6,992	29,205
Other	1,269	5,870	—	—	7,139
Total	$11,710	$24,851	$629,916	$6,992	$673,469

The payments that we may be required to make under the tax receivable agreement to the pre-IPO owners may be significant and are not reflected in the contractual obligations table set forth above as they are dependent upon future taxable income. Assuming no material changes in the relevant tax law, and that we earn sufficient taxable income to realize all tax benefits that are subject to the tax receivable agreement, we expect future payments under the tax receivable agreement related to the Offering Transactions to aggregate to $660.3 million and to range over the next 15 years from approximately $10.9 million to $58.5 million per year and decline thereafter. In determining these estimated future payments, we have given retrospective effect to certain exchanges of Common Units for Class A shares that occurred after the IPO but were contemplated to have occurred pursuant to the Blocker Restructuring. The foregoing numbers are merely estimates, and the actual payments could differ materially. See “― Tax Receivable Agreement.”

In connection with the Sponsor Acquisition in January 2020, we entered into a contingent consideration arrangement, consisting of an earn-out payment to the former shareholders of Worldwide Vision Limited of up to $150 million. In addition, we entered into a contingent consideration arrangement for an earn-out payment of up to $10 million in connection with our January 2022 acquisition of Fruitz. The timing and amount of such payments, that we may be required to make, is not reflected in the contractual obligations table set forth above as the payment to the former shareholders of Worldwide Vision Limited is dependent upon the achievement of a specified return on invested capital by our Sponsor and our payment to Fruitz is dependent upon the achievement of certain net revenue targets. See Note 5, Business Combination, for additional information on the Fruitz acquisition.

Critical Accounting Policies and Estimates

We have discussed the estimates and assumptions that we believe are critical because they involve a higher degree of judgment in their application and are based on information that is inherently uncertain in our Annual Report on Form 10-K for the year ended December 31, 2021. There have been no significant changes to these accounting policies and estimates for the three months ended March 31, 2022, except as described below.

Restructuring charges, associated with office closure or exiting a market, consist primarily of severance, relocation and other related costs. The Company evaluates the nature of these costs to determine if they relate to ongoing benefit arrangements which are accounted for under ASC 712, Compensation - Nonretirement Postemployment Benefits, or one-time benefit arrangements which are accounted for under ASC 420, Exit or Disposal Cost Obligations. The Company records a liability for ongoing employee termination benefits when it is probable that an employee is entitled to them and the amount of the benefits can be reasonably estimated. One-time employee termination costs are recognized when management has communicated the termination plan to employees, unless future service is required, in which case the costs are recognized ratably over the future service period. All other related costs are recognized when incurred. See Note 8, Restructuring, for additional information.

Related Party Transactions
For discussions of related party transactions, see Note 15, Related Party Transactions, to the condensed consolidated financial statements included in "Item 1 - Financial Statements (Unaudited)".

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Foreign Currency Exchange Risk

We conduct business in certain foreign markets, primarily in the United Kingdom and the European Union. For the three months ended March 31, 2022 and 2021, international revenue accounted for 41.2% and 43.9% of combined revenue, respectively. Our primary exposure to foreign currency exchange risk is the underlying user’s functional currency other than the U.S. Dollar, primarily the British Pound and Euro. As foreign currency exchange rates change, translation of the statements of operations of our international businesses into U.S. dollars affects year-over-year comparability of operating results. The average Euro and British Pound versus the U.S. Dollar exchange rate was 7.0% and 2.6% lower in the three months ended March 31, 2022 compared to the three months ended March 31, 2021.

Historically, we have not hedged any foreign currency exposures. Our continued international expansion increases our exposure to exchange rate fluctuations and as a result such fluctuations could have a significant impact on our future results of operations.

Interest Rate Risk

At March 31, 2022, we had debt outstanding with a carrying value of $622.3 million. With consideration of the financial impact of our interest rate swaps, a hypothetical interest rate increase of 1% would have increased interest expense for the three months ended March 31, 2022 by $0.7 million based upon the outstanding debt balances and interest rates in effect during those periods. See Note 11, Debt, within the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report. Borrowings under our Senior Secured Credit Facilities bear interest at a variable market rate. In order to reduce the financial impact of increases in interest rates, the Company entered into two interest rate swaps for a total notional amount of $350 million on June 22, 2020. The effective date for the interest rate swaps is June 30, 2020 and final maturity date is June 30, 2024. The financial impact of the interest rate swaps is to fix the variable interest rate element on $350 million of the long-term debt at a rate of 0.4008%.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2022, our disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (“SEC”), and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

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

For additional information, see Note 17, Commitments and Contingencies, to our unaudited condensed consolidated financial statements included in Part I, “Item 1—Financial Statements (Unaudited)” of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

Item 1A. Risk Factors.

For a discussion of our risk factors, see Part I, “Item 1A—Risk Factors” of our 2021 Form 10-K. Refer also to the other information set forth in this Quarterly Report on Form 10-Q, including in the “Special Note Regarding Forward-Looking Statements,” and in Part I, “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Item 1—Financial Statements (Unaudited)”.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

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
10.1

First Amendment to Employment Agreement, dated March 16, 2022, by and between Bumble Trading LLC and Anuradha Subramanian (incorporated by reference to Exhibit 10.13 to the Registrant's Annual Report on Form 10-K filed on March 16, 2022).†

10.2*	Option Grant Notice under the Bumble Inc. 2021 Omnibus Incentive Plan.†
10.3*	Restricted Stock Unit Grant Notice under the Bumble Inc. 2021 Omnibus Incentive Plan.†
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
†	Management contract or compensatory plan or arrangement.

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

BUMBLE INC.

Date: May 16, 2022	By:	/s/ Whitney Wolfe Herd
Whitney Wolfe Herd
Chief Executive Officer

Date: May 16, 2022	By:	/s/ Anuradha B. Subramanian
Anuradha B. Subramanian
Chief Financial Officer