Form 10-Q
period 2022-06-30
Bumble Inc.
filed 2022-08-12
CIK 1830043

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of July 29, 2022, Bumble Inc. had 129,586,219 shares of Class A common stock, par value $0.01 per share, outstanding and 20 shares of Class B common stock, par value $0.01 per share, outstanding.

SPECIAL NOTE REGARDING Forward-Looking Statements

This Quarterly Report on Form 10-Q, or this Quarterly Report, contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements reflect the current views of management of Bumble Inc. with respect to, among other things, its operations, its financial performance, its industry, and its business. Forward-looking statements include all statements that are not historical facts. In some cases, you can identify these forward-looking statements by the use of words such as “outlook,” “believe(s),” “expect(s),” “potential,” “continue(s),” “may,” “will,” “should,” “could,” “would,” “seek(s),” “predict(s),” “intend(s),” “trends,” “plan(s),” “estimate(s),” “anticipates,” “projection,” “will likely result” and or the negative version of these words or other comparable words of a future or forward-looking nature. Such forward-looking statements are subject to various risks and uncertainties. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements. These factors include, but are not limited to, the following:

•
our ability to retain existing users or attract new users and to convert users to paying users
•
competition and changes in the competitive landscape of our market
•
our ability to distribute our dating products through third parties, such as Apple App Store or Google Play Store, and offset related fees
•
the impact of data security breaches or cyber attacks on our systems and the costs of remediation related to any such incidents
•
the continued development and upgrading of our technology platform and our ability to adapt to rapid technological developments and changes in a timely and cost-effective manner
•
our ability to obtain, maintain, protect and enforce intellectual property rights and successfully defend against claims of infringement, misappropriation or other violations of third-party intellectual property
•
our ability to comply with complex and evolving U.S. and international laws and regulations relating to our business, including data privacy laws
•
foreign currency exchange rate fluctuations
•
risks relating to certain of our international operations, including geopolitical conditions and successful expansion into new markets
•
the impact of current developments in Russia, Ukraine and surrounding countries on our business and users, including the impact of our decision to discontinue our operations in Russia and remove our apps from the Apple App Store and Google Play Store in Russia and Belarus
•
control of us by Blackstone (as defined below) and our Founder
•
the outsized voting rights of Blackstone (as defined below) and our Founder
•
the inability to attract hire and retain a highly qualified and diverse workforce, or maintain our corporate culture
•
changes in business or macroeconomic conditions, including the impact of the Coronavirus Disease 2019 (“COVID-19”) (and other widespread health emergencies or pandemics) and measures taken in response, lower consumer confidence in our business or in the online dating industry generally, recessionary conditions, increased unemployment rates, stagnant or declining wages, changes in inflation or interest rates, political unrest, armed conflicts or natural disasters

For more information regarding these and other risks and uncertainties that we face, see Part I, “Item 1A—Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2021 (“2021 Form 10-K”). These factors should not be construed as exhaustive and we caution you that the important factors referenced above may not contain all of the factors that are important to you. Bumble Inc. undertakes no obligation to publicly update or review any forward-looking statements, whether as a result of new information, future developments or otherwise, except as required by law.

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
•
“pre-IPO owners” refer to our Founder, our Sponsor, an affiliate of Accel Partners LP and management and other equity holders who were the owners of Bumble Holdings immediately prior to the Offering Transactions.
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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

Bumble Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share information)

(Unaudited)

	June 30, 2022	December 31, 2021
ASSETS
Cash and cash equivalents	$334,645	$369,175
Accounts receivable	54,729	47,538
Other current assets	28,319	52,751
Total current assets	417,693	469,464
Right-of-use assets	20,469	26,410
Property and equipment, net	13,501	14,627
Goodwill	1,579,050	1,540,112
Intangible assets, net	1,691,881	1,696,798
Deferred tax assets, net	22,365	19,090
Other noncurrent assets	22,860	9,319
Total assets	$3,767,819	$3,775,820
LIABILITIES AND BUMBLE INC. SHAREHOLDERS’ / BUZZ HOLDINGS L.P. OWNERS’ EQUITY
Accounts payable	$10,125	$19,169
Deferred revenue	44,470	39,924
Accrued expenses and other current liabilities	154,676	111,482
Current portion of long-term debt, net	2,588	2,588
Total current liabilities	211,859	173,163
Long-term debt, net	619,057	620,351
Deferred tax liabilities, net	10,127	—
Payable to related parties pursuant to a tax receivable agreement	388,980	388,780
Other liabilities	21,282	119,246
Total liabilities	1,251,305	1,301,540
Commitments and contingencies (Note 17)
Bumble Inc. Shareholders’ / Buzz Holdings L.P. Owners’ Equity:
Class A common stock (par value $0.01 per share, 6,000,000,000 shares authorized; 129,559,112 and 129,212,949 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively)	1,296	1,292
Class B common stock (par value $0.01 per share, 1,000,000 shares authorized; 20 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively)	—	—
Preferred stock (par value $0.01; authorized 600,000,000 shares; no shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively)	—	—
Additional paid-in capital	1,621,917	1,586,781
Accumulated deficit	(40,853)	(52,856)
Accumulated other comprehensive income	73,667	80,629
Total Bumble Inc. shareholders’ / Buzz Holdings L.P. owners’ equity	1,656,027	1,615,846
Noncontrolling interests	860,487	858,434
Total shareholders’ / owners’ equity	2,516,514	2,474,280
Total liabilities and shareholders’ / owners’ equity	$3,767,819	$3,775,820

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Bumble Inc.

Condensed Consolidated Statements of Operations

(In thousands, except per share / unit information)

(Unaudited)

	Three Months Ended June 30, 2022	Three Months Ended June 30, 2021	Six Months Ended June 30, 2022	Six Months Ended June 30, 2021
Revenue	$220,454	$186,217	$431,653	$356,930
Operating costs and expenses:
Cost of revenue	62,757	50,797	119,538	98,544
Selling and marketing expense	59,483	49,711	116,312	96,549
General and administrative expense	51,375	43,381	77,821	169,905
Product development expense	22,456	24,921	47,651	59,966
Depreciation and amortization expense	27,151	26,905	54,080	53,860
Total operating costs and expenses	223,222	195,715	415,402	478,824
Operating earnings (loss)	(2,768)	(9,498)	16,251	(121,894)
Interest income (expense)	(6,281)	(5,921)	(12,164)	(13,650)
Other income (expense), net	4,954	4,731	18,184	11,722
Income (loss) before income taxes	(4,095)	(10,688)	22,271	(123,822)
Income tax benefit (provision)	(2,328)	(459)	(4,756)	436,117
Net earnings (loss)	(6,423)	(11,147)	17,515	312,295
Net earnings (loss) attributable to noncontrolling interests	(2,031)	(4,064)	5,512	(22,412)
Net earnings (loss) attributable to Bumble Inc. shareholders / Buzz Holdings L.P. owners	$(4,392)	$(7,083)	$12,003	$334,707
Net earnings (loss) per share / unit attributable to Bumble Inc. shareholders / Buzz Holdings L.P. owners
Basic earnings (loss) per share / unit	$(0.03)	$(0.06)	$0.09	$1.67
Diluted earnings (loss) per share / unit	$(0.03)	$(0.06)	$0.09	$1.62

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Bumble Inc.

Condensed Consolidated Statements of Comprehensive Operations

(In thousands)

(Unaudited)

	Three Months Ended June 30, 2022	Three Months Ended June 30, 2021	Six Months Ended June 30, 2022	Six Months Ended June 30, 2021
Net earnings (loss)	$(6,423)	$(11,147)	$17,515	$312,295
Other comprehensive income (loss), net of tax:
Change in foreign currency translation adjustment	(8,973)	(5,467)	(10,178)	(9,034)
Total other comprehensive income (loss), net of tax	(8,973)	(5,467)	(10,178)	(9,034)
Comprehensive income (loss)	(15,396)	(16,614)	7,337	303,261
Comprehensive income (loss) attributable to noncontrolling interests	(4,866)	(6,057)	2,296	(25,792)
Comprehensive income (loss) attributable to Bumble Inc. shareholders / Buzz Holdings L.P. owners	$(10,530)	$(10,557)	$5,041	$329,053

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Bumble Inc.

Condensed Consolidated Statements of Changes in Equity

Three months ended June 30, 2022

(In thousands, except per share amounts)

(Unaudited)

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Bumble Inc. Owners'/ Shareholders'	Noncontrolling	Total Shareholders’ / Owners'
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Deficit)	Equity	Interests	Equity
Balance as of March 31, 2022	129,519,804	$1,296	20	$—	$1,598,567	$(36,461)	$79,805	$1,643,207	$865,938	$2,509,145
Net earnings (loss)	—	—	—	—	—	(4,392)	—	(4,392)	(2,031)	(6,423)
Stock-based compensation expense	—	—	—	—	23,251	—	—	23,251	—	23,251
Cancellation of restricted shares	(5,758)	—	—	—	(86)	—	—	(86)	86	—
Restricted stock units issued, net of shares withheld for taxes	45,066	—	—	—	185	—	—	185	(671)	(486)
Other comprehensive loss, net of tax	—	—	—	—	—	—	(6,138)	(6,138)	(2,835)	(8,973)
Balance as of June 30, 2022	129,559,112	$1,296	20	$—	$1,621,917	$(40,853)	$73,667	$1,656,027	$860,487	$2,516,514

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Bumble Inc.

Condensed Consolidated Statements of Changes in Equity

Three months ended June 30, 2021

(In thousands, except per share amounts)

(Unaudited)

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Treasury Stock		Accumulated	Accumulated Other Comprehensive	Total Bumble Inc. Owners'/ Shareholders'	Noncontrolling	Total Owners’ / Shareholders’
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Income (Deficit)	Equity	Interests	Equity
Balance as of March 31, 2021	140,142,374	$1,401	20	$—	$2,355,125	24,798,848	(1,018,365)	$(28,845)	$82,928	$1,392,244	$1,081,962	$2,474,206
Net loss	—	—	—	—	—	—	—	(7,083)	—	(7,083)	(4,064)	(11,147)
Stock-based compensation expense	—	—	—	—	29,916	—	—	—	—	29,916	—	29,916
Retirement of treasury stock and restored to authorized but unissued	(24,798,848)	(248)	—	—	(1,018,117)	(24,798,848)	1,018,365	—	—	—	—	—
Exchange of Common Units for Class A common stock	4,455,510	45	—	—	68,403	—	—	—	—	68,448	(68,448)	—
Other comprehensive loss, net of tax	—	—	—	—	—	—		—	(3,474)	(3,474)	(1,993)	(5,467)
Balance as of June 30, 2021	119,799,036	$1,198	20	$—	$1,435,327	—	—	$(35,928)	$79,454	$1,480,051	$1,007,457	$2,487,508

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Bumble Inc.

Condensed Consolidated Statements of Changes in Equity

Six months ended June 30, 2022

(In thousands, except per share amounts)

(Unaudited)

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Bumble Inc. Owners'/ Shareholders'	Noncontrolling	Total Shareholders’ / Owners'
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Equity	Interests	Equity
Balance as of December 31, 2021	129,212,949	$1,292	20	$—	$1,586,781	$(52,856)	$80,629	$1,615,846	$858,434	$2,474,280
Net earnings (loss)	—	—	—	—	—	12,003	—	12,003	5,512	17,515
Stock-based compensation expense	—	—	—	—	41,291	—	—	41,291	—	41,291
Impact of Tax Receivable Agreement due to exchanges of Common Units	—	—	—	—	(200)	—	—	(200)	—	(200)
Cancellation of restricted shares	(25,659)	—	—	—	(64)	—	—	(64)	64	—
Exercise of stock options	—	—	—	—	—	—	—	—	—	—
Restricted stock units issued, net of shares withheld for taxes	309,978	3	—	—	(5,821)	—	—	(5,818)	(376)	(6,194)
Exchange of Common Units for Class A common stock	61,844	1	—	—	(70)	—	—	(69)	69	—
Other comprehensive loss, net of tax	—	—	—	—	—	—	(6,962)	(6,962)	(3,216)	(10,178)
Balance as of June 30, 2022	129,559,112	$1,296	20	$—	$1,621,917	$(40,853)	$73,667	$1,656,027	$860,487	$2,516,514

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Bumble Inc.

Condensed Consolidated Statements of Changes in Equity

Six months ended June 30, 2021

(In thousands, except per share amounts)

(Unaudited)

	Limited Partners'	Class A Common Stock		Class B Common Stock		Additional Paid-in	Treasury Stock		Accumulated	Accumulated Other Comprehensive	Total Bumble Inc. Owners'/ Shareholders'	Noncontrolling	Total Shareholders’ / Owners'
	Equity	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Income	Equity	Interests	Equity
Balance as of December 31, 2020	$1,903,121	—	$—	100	$—	$—	—	$—	$—	$180,852	$2,083,973	$808	$2,084,781
Acquisition of noncontrolling interests	808	—	—	—	—	—	—	—	—	—	808	(808)	—
Net earnings prior to Reorganization Transactions	370,635	—	—	—	—	—	—	—	—	—	370,635	—	370,635
Stock-based compensation expense	11,587	—	—	—	—	—	—	—	—	—	11,587	—	11,587
Effect of the Reorganization Transactions (as adjusted)	(2,286,151)	82,642,374	826	—	—	1,075,019	—	—	—	(95,744)	(1,306,050)	1,306,050	—
Retirement of Class B common stock	—	—	—	(80)	—	—	—	—	—	—	—	—	—
Issuance of Class A common stock sold in the initial public offering, net of offering costs	—	57,500,000	575	—	—	2,236,787	—	—	—	—	2,237,362	121,009	2,358,371
Purchase of Class A Common Stock in the initial public offering	—	—	—	—	—	—	24,798,848	(1,018,365)	—	—	(1,018,365)	—	(1,018,365)
Purchase of Common Units from Pre-IPO Common Unitholders in the initial public offering	—	—	—	—	—	(609,489)	—	—	—	—	(609,489)	(363,800)	(973,289)
Vested Incentive Units	—	—	—	—	—	(8,067)	—	—	—	—	(8,067)	8,067	—
Issuance of Founder loan common units	—	—	—	—	—	(30,371)	—	—	—	—	(30,371)	30,371	—
Equity plan modification from liability to equity settled due to Reorganization	—	—	—	—	—	22,107	—	—	—	—	22,107	—	22,107
Tax Receivable Agreement from Reorganization Transactions	—	—	—	—	—	(356,755)	—	—	—	—	(356,755)	—	(356,755)
Stock-based compensation expense	—	—	—	—	—	55,810	—	—	—	—	55,810	—	55,810
Retirement of treasury stock and restored to authorized but unissued	—	(24,798,848)	(248)	—	—	(1,018,117)	(24,798,848)	1,018,365	—	—	—	—	—
Exchange of Common Units for Class A common stock	—	4,455,510	45	—	—	68,403	—	—	—	—	68,448	(68,448)	—
Net loss subsequent to Reorganization Transactions	—	—	—	—	—	—	—	—	(35,928)	—	(35,928)	(22,412)	(58,340)
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	—	—	(5,654)	(5,654)	(3,380)	(9,034)
Balance as of June 30, 2021	$—	119,799,036	$1,198	20	$—	$1,435,327	—	$—	$(35,928)	$79,454	$1,480,051	$1,007,457	$2,487,508

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Bumble Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30, 2022	Six Months Ended June 30, 2021
Cash flows from operating activities:
Net earnings (loss)	$17,515	$312,295
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	54,080	53,860
Impairment loss	4,388	—
Changes in fair value of interest rate swaps	(13,630)	(2,743)
Changes in fair value of contingent earn-out liability	(19,395)	72,438
Non-cash lease expense	2,373	2,857
Deferred income tax	(3,275)	(441,841)
Stock-based compensation expense	40,004	75,739
Net foreign exchange difference	(5,535)	(7,421)
Other, net	689	3,875
Changes in assets and liabilities:
Accounts receivable	(3,743)	(25,738)
Other current assets	21,076	(5,439)
Accounts payable	(9,157)	(8,616)
Deferred revenue	3,897	6,060
Legal liabilities	(7,120)	(37,627)
Accrued expenses and other current liabilities	(37,407)	(29,092)
Other, net	7	(46)
Net cash provided by (used in) operating activities	44,767	(31,439)
Cash flows from investing activities:
Capital expenditures	(8,049)	(5,552)
Acquisition of business, net of cash acquired	(69,720)	—
Other, net	—	3
Net cash provided by (used in) investing activities	(77,769)	(5,549)
Cash flows from financing activities:
Proceeds from issuance of Class A common stock sold in initial public offering, net of offering costs	—	2,358,371
Payments to purchase and retire common stock	—	(1,018,365)
Purchase of Common Units from Pre-IPO Common Unitholders in the initial public offering	—	(973,289)
Withholding tax paid on behalf of employees on stock-based awards	(6,194)	—
Repayment of term loan	(2,875)	(206,096)
Net cash provided by (used in) financing activities	(9,069)	160,621
Effects of exchange rate changes on cash and cash equivalents	7,541	102
Net increase (decrease) in cash and cash equivalents	(34,530)	123,735
Cash and cash equivalents, beginning of the period	369,175	128,286
Cash and cash equivalents, end of the period	$334,645	$252,021

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Bumble Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 1 - Organization and Basis of Presentation

Company Overview

Bumble Inc.’s main operations are providing online dating and social networking platforms through subscription and in-app purchases of dating products servicing North America, Europe and various other countries around the world. Bumble Inc. provides these services through websites and applications that it owns and operates.

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

Assuming the exchange of all outstanding Common Units for shares of Class A common stock on a one-for-one basis under the exchange agreement entered into by holders of Common Units, there would be 188,292,439 shares of Class A common stock outstanding (which does not reflect any shares of Class A common stock issuable in exchange for as-converted Incentive Units or upon settlement of certain other interests) as of June 30, 2022.

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

Basis of Presentation and Consolidation

The unaudited condensed consolidated financial statements that accompany these notes include the financial statements of the Company, all entities that are wholly-owned by the Company and all entities in which the Company has a controlling financial interest. Intercompany transactions and balances have been eliminated. The unaudited condensed consolidated financial statements have been prepared in conformity with U.S. GAAP, consistent in all material respects with those applied in the Company's 2021 Form

10-K. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated statements and notes thereto included in the 2021 Form 10-K.

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

Note 2 - Summary of Selected Significant Accounting Policies

Included below are selected significant accounting policies including those that were added or modified during the six months ended June 30, 2022 as a result of new transactions entered into or the adoption of new accounting policies. Refer to Note 2, Summary of Selected Significant Accounting Policies, within the annual consolidated financial statements in our 2021 Form 10-K for the full list of our significant accounting policies.

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

During the three months ended June 30, 2022, the Company determined that a right-of-use asset associated with its decision to discontinue its operations in Russia was fully impaired and recognized an impairment charge of $4.4 million in “General and administrative expense” within the accompanying condensed consolidated statement of operations. See Note 8, Restructuring, for additional information on impairment.

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

During the three and six months ended June 30, 2022 and 2021, there were no customers representing greater than 10% of total revenue.

For the periods presented, revenue across apps was as follows (in thousands):

	Three Months Ended June 30, 2022	Three Months Ended June 30, 2021	Six Months Ended June 30, 2022	Six Months Ended June 30, 2021
Bumble App	$169,608	$127,319	$325,028	$239,955
Badoo App and Other	50,846	58,898	106,625	116,975
Total Revenue	$220,454	$186,217	$431,653	$356,930

Deferred Revenue

Deferred revenue consists of advance payments that are received or are contractually due in advance of the Company's performance. The Company’s deferred revenue is reported on a contract by contract basis at the end of each reporting period. The Company classifies deferred revenue as current when the term of the applicable subscription period or expected completion of the performance obligation is one year or less. The deferred revenue balance is $44.5 million and $39.9 million as of June 30, 2022 and December 31, 2021, respectively. During the three months ended June 30, 2022 and 2021, the Company recognized revenue of $6.8 million and $6.0 million, that was included in the deferred revenue balance at the beginning of each respective period. During the six months ended

June 30, 2022 and 2021, the Company recognized revenue of $36.6 million and $27.9 million, that was included in the deferred revenue balance at the beginning of each respective period.

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

Restructuring Charges

Restructuring charges, associated with office closure or exiting a market, consist primarily of severance, relocation, right-of-use asset impairment and other related costs. The Company evaluates the nature of these costs to determine if they relate to ongoing benefit arrangements which are accounted for under ASC 712, Compensation - Nonretirement Postemployment Benefits, or one-time benefit arrangements which are accounted for under ASC 420, Exit or Disposal Cost Obligations. The Company records a liability for ongoing employee termination benefits when it is probable that an employee is entitled to them and the amount of the benefits can be reasonably estimated. One-time employee termination costs are recognized when management has communicated the termination plan to employees, unless future service is required, in which case the costs are recognized ratably over the future service period. All other related costs are recognized when incurred. See Note 8, Restructuring, for additional information.

Restructuring charges are recognized as an operating expense within the condensed consolidated statements of operations and are classified based on each employee’s respective function.

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

Recently Issued Pronouncements Not Yet Adopted

In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU” 2020-04) Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting and then subsequent amendments, which provide optional guidance and exceptions for applying GAAP to contract modifications and hedging relationships, subject to meeting certain criteria, that reference London Interbank Offered Rate ("LIBOR") or another reference rate expected to be discontinued. The amendments are effective prospectively at any point through December 31, 2022. The Company continues to implement its transition plan toward cessation of LIBOR and the modification of its loans and other financial instruments with attributes that are either directly or indirectly influenced by LIBOR. The Company expects to utilize the LIBOR transition relief allowed under ASU 2020-04, as applicable, and does not expect such adoption to have a material impact on its accounting and disclosures.

Note 3 - Income Taxes

The Company is subject to U.S. federal and state income taxes and will file consolidated income tax returns for U.S. federal and certain jurisdictions with respect to its allocable share of any net taxable income of Buzz Holdings L.P. For the three and six months ended June 30, 2022, our effective tax rates are (56.8)% and 21.4%, respectively, which differ from the U.S. federal statutory tax rate of 21% primarily due to the geographical distribution of our earnings, income attributable to non-controlling interests, nondeductible stock-based compensation, and a valuation allowance recorded against certain deferred tax assets arising in the current year.

Our effective tax rate for the six months ended June 30, 2021 was 352.2% which includes the discrete impact of the Company’s restructuring activities that occurred on January 1, 2021. Deferred tax liabilities of $448.2 million recorded at Maltese and UK entities related to relevant intangible property were written off in the first quarter of 2021, offset by $6.7 million of deferred tax assets recorded in Malta for related tax basis in transferred intangible property resulting in a net income tax benefit of $441.5 million during the period. In addition, the tax benefit for the three and six months ended June 30, 2021 reflects the impact of our assessment that we will not be able to record the benefit of certain current year deferred tax assets for which a valuation allowance is recorded.

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

We have determined that it is more likely than not that we will be unable to realize tax benefits related to certain basis adjustments and acquired net operating losses that were received in connection with the Reorganization Transactions and our IPO. As a result of this determination, we have not recorded the benefit of these deferred tax assets as of June 30, 2022. The realizability of the deferred tax assets is evaluated based on all positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent results of operations. We will assess the realizability of the deferred tax assets at each reporting period, and a change in our estimate of our liability associated with the tax receivable agreement may result as additional information becomes available, including results of operations in future periods. At the time of the Sponsor Acquisition, the assets and liabilities of Bumble Holdings were adjusted to fair value on the closing date of the business combination for both financial reporting and income tax purposes. As a result of the IPO transaction, we inherited certain tax benefits associated with this stepped-up basis (“Common Basis”) created when certain pre-IPO owners acquired their interests in Bumble Holdings in the Sponsor Acquisition. This Common Basis entitles us to the depreciation and amortization deductions previously allocable to the pre-IPO owners. Based on current projections, we anticipate having sufficient taxable income to be able to realize the benefit of this Common Basis and have recorded a tax receivable agreement liability of $389.0 million related to these benefits as of June 30, 2022. To the extent that we determine that we are able to realize the tax benefits associated with the basis adjustments and net operating losses, we would record an additional liability of $281.0 million for a total liability of $670.0 million. If, in the future, we are not able to utilize the Common Basis, we would record a reduction in the tax receivable agreement liability to related parties that would result in a benefit recorded within our consolidated statement of operations.

Note 5 - Business Combination

The Company entered into a definitive agreement to purchase all of the outstanding shares of Flashgap SAS (“Flashgap”), pursuant to a Share Purchase Agreement dated January 31, 2022 (“Purchase Agreement”), by and among Bumble, Flashgap, and the company’s selling shareholders, for a purchase price of approximately $75.4 million. Flashgap (popularly known as Fruitz), is a fast growing dating app with a Gen Z focus, which is a growing segment of online dating consumers. Fruitz complements our existing Bumble and Badoo apps and will allow the Company to expand our product offerings to a dynamic Gen Z market. The acquisition of Fruitz was accounted for using the acquisition method of accounting which required that the assets acquired and liabilities assumed be recognized at their estimated fair values as of the acquisition date (based on Level 3 measurements). As detailed below, the Company entered into a contingent earn-out arrangement that was determined to be part of the purchase consideration. See Note 10, Fair Value Measurements for further discussion.

The following tables summarize the purchase consideration and the purchase price allocation to estimated fair values of the identifiable assets acquired and liabilities assumed (in thousands):

Cash consideration	$72,275
Fair value of contingent earn-out liability	3,100
Total purchase price	$75,375

Purchase price allocation	$75,375
Less fair value of net assets acquired:
Cash and cash equivalents	2,555
Accounts receivable	799
Other current assets	57
Property and equipment	17
Intangible assets	42,930
Deferred revenue	(650)
Accounts payable	(1,045)
Deferred tax liabilities	(10,819)
Net assets acquired	33,844
Goodwill	$41,531

Goodwill, which is not expected to be tax deductible, is primarily attributable to assembled workforce, expected synergies and other factors. During the three months ended June 30, 2022, the Company adjusted the purchase price allocation for tax related matters in the amount of $0.4 million.

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

For the three and six months ended June 30, 2022, the Company has recognized transaction costs related to the acquisition of $0.0 million and $1.1 million, respectively. These costs are recorded in “General and administrative expense” in the condensed consolidated statements of operations.

Note 6 - Property and Equipment, net

A summary of the Company’s property and equipment, net is as follows (in thousands):

	June 30, 2022	December 31, 2021
Computer equipment	$22,733	$21,675
Leasehold improvements	7,317	7,288
Furniture and fixtures	941	904
Total property and equipment, gross	$30,991	$29,867
Accumulated depreciation	(17,490)	(15,240)
Total property and equipment, net	$13,501	$14,627

Depreciation expense related to property and equipment, net for the three months ended June 30, 2022 and 2021 was $2.2 million and $2.3 million, respectively, and for the six months ended June 30, 2022 and 2021 was $4.5 million and $4.7 million, respectively.

Note 7 - Goodwill and Intangible Assets, net

Goodwill

The changes in the carrying amount of goodwill for the periods presented is as follows (in thousands):

Balance as of December 31, 2021	$1,540,112
Fruitz acquisition	41,531
Foreign currency translation adjustment	(2,593)
Balance as of June 30, 2022	$1,579,050

Intangible Assets, net

A summary of the Company’s intangible assets, net is as follows (in thousands):

	June 30, 2022
	Gross Carrying Amount	Accumulated Amortization	Impairment losses	Net Carrying Amount	Weighted- Average Remaining Useful Life (Years)
Bumble and Badoo brands	$1,511,269	$—	$—	$1,511,269	Indefinite
Fruitz brand	35,648	(990)	—	34,658	14.6
Developed technology	248,659	(118,727)	—	129,932	2.6
User base	113,474	(109,020)	—	4,454	0.1
White label contracts	33,384	(6,953)	(26,431)	—	—
Other	13,474	(1,906)	—	11,568	4.6
Total intangible assets, net	$1,955,908	$(237,596)	$(26,431)	$1,691,881

	December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Impairment losses	Net Carrying Amount	Weighted- Average Remaining Useful Life (Years)
Bumble and Badoo brands	$1,511,269	$—	$—	$1,511,269	Indefinite
Developed technology	244,813	(93,845)	—	150,968	3.1
User base	112,695	(86,399)	—	26,296	0.6
White label contracts	33,384	(6,953)	(26,431)	—	—
Other	9,106	(841)	—	8,265	5.3
Total intangible assets, net	$1,911,267	$(188,038)	$(26,431)	$1,696,798

Amortization expense related to intangible assets, net for the three months ended June 30, 2022 and 2021 was $25.0 million and $24.6 million, respectively, and for the six months ended June 30, 2022 and 2021 was $49.6 million and $49.2 million, respectively.

As of June 30, 2022, amortization of intangible assets with definite lives is estimated to be as follows (in thousands):

Remainder of 2022	$31,236
2023	54,958
2024	54,397
2025	8,358
2026 and thereafter	28,134
Total	$177,083

Note 8 - Restructuring

On March 8, 2022, the Company announced that it adopted a restructuring plan to discontinue its existing operations in Russia and remove its apps from the Apple App Store and Google Play Store in Russia and Belarus. The Company plans to substantially exit its Russian operations by the end of 2022. In connection with the restructuring plan, approximately 120 employees were impacted. The Company expects to incur restructuring charges totaling approximately $7.0 million to $8.0 million, consisting primarily of right-of-use asset impairment, severance benefits, relocation and other related costs during the twelve months ended December 31, 2022.

The following table presents the total restructuring charges by function (in thousands):

	Three Months Ended June 30, 2022	Six Months Ended June 30, 2022
Cost of revenue	$56	$139
Selling and marketing	11	34
General and administrative	5,386	5,772
Product development	363	1,216
Total	$5,816	$7,161

During the three months ended June 30, 2022, the Company determined that the Moscow office was fully impaired and recorded an impairment charge of $4.4 million, which was included in “General and administrative” expense in the accompanying condensed consolidated statements of operations. The remaining amounts were primarily related to employee severance and relocation costs. Including the impairment charge, the Company incurred restructuring charges of $5.8 million and $7.2 million during the three and six months ended June 30, 2022, respectively.

The following table summarizes the restructuring related liabilities (in thousands):

	Employee Related Benefits	Other	Total
Balance as of December 31, 2021	$—	$—	$—
Restructuring charges	2,611	163	2,774
Cash payments	(1,636)	(163)	(1,799)
Balance as of June 30, 2022	$975	$—	$975

Note 9 - Other Financial Data

Consolidated Balance Sheets Information

Other current assets are comprised of the following balances (in thousands):

	June 30, 2022	December 31, 2021
Capitalized aggregator fees	$9,706	$8,183
Prepayments	14,627	10,989
Income tax receivable	305	30,563
Other receivables	3,681	3,016
Total other current assets	$28,319	$52,751

Accrued expenses and other current liabilities are comprised of the following balances (in thousands):

	June 30, 2022	December 31, 2021
Legal liabilities	$1,474	$8,767
Accrued expenses	45,524	39,849
Lease liabilities	4,596	3,898
Income tax payable	10,060	42,317
Contingent earn-out liability	79,485	—
Other payables	13,537	16,651
Total accrued expenses and other current liabilities	$154,676	$111,482

Other non-current liabilities are comprised of the following balances (in thousands):

	June 30, 2022	December 31, 2021
Lease liabilities	$19,809	$21,711
Contingent earn-out liability	628	96,600
Other liabilities	845	935
Total other liabilities	$21,282	$119,246

Note 10 - Fair Value Measurements

The following tables present the Company’s financial instruments that are measured at fair value on a recurring basis (in thousands):

	June 30, 2022
	Level 1	Level 2	Level 3	Total Fair Value Measurements
Assets:
Cash and cash equivalents	$334,645	$—	$—	$334,645
Derivative asset	—	18,638	—	18,638
Equity investments	—	—	2,609	2,609
	$334,645	$18,638	$2,609	$355,892
Liabilities:
Contingent earn-out liability	$—	$—	$80,113	$80,113
	$—	$—	$80,113	$80,113

	December 31, 2021
	Level 1	Level 2	Level 3	Total Fair Value Measurements
Assets:
Cash and cash equivalents	$369,175	$—	$—	$369,175
Derivative asset	—	5,008	—	5,008
Equity investments	—	—	2,610	2,610
	$369,175	$5,008	$2,610	$376,793
Liabilities:
Contingent earn-out liability	$—	$—	$96,600	$96,600
	$—	$—	$96,600	$96,600

There were no transfers between levels between June 30, 2022 and December 31, 2021.

The carrying value of accounts receivable, accounts payable, income tax payable, accrued expenses and other payables approximate their fair values due to the short-term maturities of these instruments.

The Company’s contingent earn-out liability is measured at fair value on a recurring basis using significant unobservable inputs (Level 3) and totaled $80.1 million and $96.6 million as of June 30, 2022 and December 31, 2021, respectively. The portion of the contingent earn-out liability expected to be payable within one year is included in “Total accrued expenses and other current liabilities” and the amount expected to be payable beyond one year is included is included in “Other liabilities” in the accompanying condensed consolidated balance sheets.

As of June 30, 2022, there is a contingent consideration arrangement, consisting of an earn-out payment to former shareholders of Worldwide Vision Limited of up to $150 million. The Company determined the fair value of the contingent earn-out liability by using a probability-weighted analysis to determine the amount of the liability, and applying a discount rate that captures the risks associated with the duration of the obligation. The number of scenarios in the probability-weighted analyses vary; generally, more scenarios are prepared for longer duration and more complex arrangements. As of June 30, 2022 and December 31, 2021, the fair value of the contingent earn-out liability reflects a risk-free rate of 2.8% and 0.5%, respectively.

In addition, as of June 30, 2022, there is a contingent consideration arrangement, consisting of an earn-out payment of up to $10 million in connection with the acquisition of Fruitz in January 2022. The Company determined the fair value of the contingent earn-out liability using a probability-weighted analysis and applied a discount rate that captures the risks associated with the obligation that is long-term in nature. As of June 30, 2022, the fair value of the contingent earn-out liability reflects a risk-free rate of 3.4%.

The Company classified contingent earn-out arrangements as liabilities at the time of the acquisition, as they will be settled in cash, and remeasures the fair values of the contingent earn-out liabilities each reporting period thereafter until settled. The fair value of the contingent earn-out liabilities are sensitive to changes in the forecasts of earnings and/or the relevant operating metrics and changes in discount rates. Changes in fair values of contingent earn-out liabilities are recognized in “General and administrative expense” in the accompanying condensed consolidated statements of operations. The change in fair value of the contingent earn-out liability was $1.3 million and $0.5 million for the three months ended June 30, 2022 and 2021, respectively, and $(19.4) million and $72.4 million for the six months ended June 30, 2022 and 2021, respectively.

Note 11 - Debt

Total debt is comprised of the following (in thousands):

	June 30, 2022	December 31, 2021
Term Loan due January 29, 2027	$635,688	$638,563
Less: unamortized debt issuance costs	14,043	15,624
Less: current portion of debt, net	2,588	2,588
Total long-term debt, net	$619,057	$620,351

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

Based on the calculation of the applicable consolidated total leverage ratio, the applicable margin for borrowings under the revolving credit facility is between 1.00% to 1.50% with respect to base rate borrowings and between 2.00% and 2.50% with respect to LIBOR rate borrowings. The interest rates in effect for the Original Term Loan and the Additional Term Loan as of June 30, 2022 were 3.81% and 4.31%, respectively. The Term Loans will mature on January 29, 2027 and principal amounts outstanding under the revolving credit facility will be due and payable in full at maturity on January 29, 2025. As of June 30, 2022, and at all times during the period, the Company was in compliance with the financial debt covenants.

As the loans are issued with a floating rate of interest, the Company believes that the fair value of the obligations is approximated by the principal amount of the loans as of June 30, 2022. The carrying value of the Term Loans includes the outstanding principal amount, less unamortized debt issuance costs. Therefore, the Company assumes the carrying value of the debt, before any transaction costs, would closely approximate the fair value of the loan obligation with the assumptions above.

Future maturities of long-term debt as of June 30, 2022, were as follows (in thousands):

Remainder of 2022	$2,875
2023	5,750
2024	5,750
2025	5,750
2026 and thereafter	615,563
Total	$635,688

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

As of June 30, 2022 and December 31, 2021, there were 129,559,112 and 129,212,949 shares of Class A common stock outstanding, respectively.

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

As of June 30, 2022 and December 31, 2021, there were 20 shares of Class B common stock outstanding.

Preferred Stock

The Company is authorized to issue, without the approval of its stockholders, one or more series of preferred stock. The Board may determine, with respect to any series of preferred stock, the powers (including voting powers), preferences and relative, participating, optional or other special rights.

As of June 30, 2022 and December 31, 2021, no preferred stock had been issued.

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

The following table sets forth a reconciliation of the numerators used to compute the Company's basic and diluted earnings (loss) per share / unit (in thousands):

	Three Months Ended June 30, 2022	Three Months Ended June 30, 2021	Six Months Ended June 30, 2022	Six Months Ended June 30, 2021
Numerator:
Net earnings (loss)	$(6,423)	$(11,147)	$17,515	$312,295
Net earnings (loss) attributable to noncontrolling interests	(2,031)	(4,064)	5,512	(22,412)
Net earnings (loss) attributable to Bumble Inc. shareholders / Buzz Holdings L.P. owners	$(4,392)	$(7,083)	$12,003	$334,707

The following table sets forth the computation of the Company's basic and diluted earnings (loss) per share / unit (in thousands, except share / unit amounts, and per share / unit amounts, unaudited):

	Three Months Ended June 30, 2022	Three Months Ended June 30, 2021	Six Months Ended June 30, 2022	Six Months Ended June 30, 2021
Basic earnings (loss) per share / unit attributable to common stockholders / unitholders
Numerator
Allocation of net earnings (loss) attributable to Bumble Inc. shareholders / Buzz Holdings L.P. owners	$(4,392)	$(7,074)	$11,981	$196,398
Less: net earnings (loss) attributable to participating securities	—	—	13	589
Net earnings (loss) attributable to common stockholders / unitholders	$(4,392)	$(7,074)	$11,968	$195,809
Denominator
Weighted average number of shares of Class A common stock / units outstanding	129,398,184	119,814,297	129,316,467	117,520,382
Basic earnings (loss) per share / unit attributable to common stockholders / unitholders	$(0.03)	$(0.06)	$0.09	$1.67

Diluted earnings (loss) per share / unit attributable to common stockholders / unitholders
Numerator
Allocation of net earnings (loss) attributable to Bumble Inc. shareholders / Buzz Holdings L.P. owners	$(4,392)	$(7,074)	$11,832	$191,358
Increase in net earnings (loss) attributable to common shareholders upon conversion of potentially dilutive Common Units	—	—	5,683	120,937
Less: net earnings (loss) attributable to participating securities	—	—	13	574
Net earnings (loss) attributable to common stockholders / unitholders	$(4,392)	$(7,074)	$17,502	$311,721
Denominator
Number of shares / units used in basic computation	129,398,184	119,814,297	129,316,467	117,520,382
Add: weighted-average effect of dilutive securities
Restricted shares	—	—	—	—
RSUs	—	—	684,071	976,452
Options	—	—	—	11,026
Common Units to Convert to Class A Common Stock	—	—	61,501,508	73,523,363
Weighted average shares of Class A common stock / units outstanding used to calculate diluted earnings (loss) per share / unit	129,398,184	119,814,297	191,502,046	192,031,223
Diluted earnings (loss) per share / unit attributable to common stockholders / unitholders	$(0.03)	$(0.06)	$0.09	$1.62

The following table sets forth potentially dilutive securities that were excluded from the diluted earnings (loss) per share computation because the effect would be anti-dilutive, or issuance of such shares is contingent upon the satisfaction of certain conditions which were not satisfied by the end of the periods:

	Three Months Ended June 30, 2022	Three Months Ended June 30, 2021	Six Months Ended June 30, 2022	Six Months Ended June 30, 2021
Time-vesting awards:
Options	2,773,714	1,997,390	2,773,714	1,967,911
Restricted shares	63,244	177,105	—	—
RSUs	4,180,300	2,373,040	995,154	59,230
Incentive units	4,282,841	5,668,263	446,550	182,059
Total time-vesting awards	11,300,099	10,215,798	4,215,418	2,209,200

Exit-vesting awards:
Options	164,362	222,424	164,362	222,424
Restricted shares	68,793	135,770	—	—
RSUs	944,710	1,292,555	944,710	1,292,555
Incentive units	4,324,868	4,384,917	4,324,868	4,384,917
Total exit-vesting awards	5,502,733	6,035,666	5,433,940	5,899,896
Total	16,802,832	16,251,464	9,649,358	8,109,096

Note 14 - Stock-based Compensation

Total stock-based compensation cost, net of forfeitures, was as follows:

(In thousands)	Three Months Ended June 30, 2022	Three Months Ended June 30, 2021	Six Months Ended June 30, 2022	Six Months Ended June 30, 2021
Cost of revenue	$971	$604	$1,919	$2,211
Selling and marketing expense	2,091	2,500	769	7,641
General and administrative expense	12,149	17,960	22,547	37,868
Product development expense	7,236	8,852	14,769	28,019
Total stock-based compensation expense	$22,447	$29,916	$40,004	$75,739

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

At the IPO date, the Company concluded that our public offering represented a qualifying liquidity event that would cause the Exit-Vesting awards’ performance conditions to be probable. As such, the Company has begun to recognize stock-based compensation expense in relation to the Exit-Vesting awards. Compensation cost related to the reclassified Exit-Vesting awards for the three months ended June 30, 2022 and 2021 was $2.6 million and $7.8 million, respectively, and $3.5 million and $19.1 million, respectively, for the six months ended June 30, 2022 and 2021.

On July 15, 2022, the Exit-Vesting awards were modified to also provide for vesting in 36 equal installments, with the first installment on August 29, 2022, subject to the award holder's continued employment through each applicable vesting date and subject to other terms and conditions of the award. See Note 18, Subsequent Events, for additional information.

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

The fair value of Time-Vesting Options granted during the six months ended June 30, 2022 was determined using the Black-Scholes option pricing model with the following assumptions:

Volatility	60%-70%
Expected Life	7.0 years
Risk-free rate	1.74% - 2.95%
Fair value per unit	$15.36 - $17.66
Dividend yield	0.0%

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

	Time-Vesting Incentive Units		Exit-Vesting Incentive Units
	Number of Awards	Weighted- Average Participation Threshold	Number of Awards	Weighted- Average Participation Threshold
Unvested as of December 31, 2021	5,170,731	$14.22	4,324,868	$13.81
Granted	—	—	—	—
Vested	(887,890)	13.78	—	—
Forfeited	—	—	—	—
Unvested as of June 30, 2022	4,282,841	$14.31	4,324,868	$13.81

As of June 30, 2022, total unrecognized compensation cost related to the Time-Vesting Incentive Units is $14.9 million, which is expected to be recognized over a weighted-average period of 2.9 years. Total unrecognized compensation cost related to the Exit-Vesting Incentive Units is $14.5 million, which is expected to be recognized over a weighted average period of 2.5 years.

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

	Time-Vesting Restricted Shares of Class A Common Stock		Exit-Vesting Restricted Shares of Class A Common Stock
	Number of Awards	Weighted- Average Grant-Date Fair Value	Number of Awards	Weighted- Average Grant-Date Fair Value
Unvested as of December 31, 2021	98,717	$7.26	82,211	$5.19
Granted	—	—	—	—
Vested	(23,232)	6.73	—	—
Forfeited	(12,241)	6.97	(13,418)	4.89
Unvested as of June 30, 2022	63,244	$7.51	68,793	$5.25

As of June 30, 2022, total unrecognized compensation cost related to the Time-Vesting restricted shares is $0.2 million, which is expected to be recognized over a weighted-average period of 2.6 years. Total unrecognized compensation cost related to the Exit-Vesting restricted shares is $0.2 million, which is expected to be recognized over a weighted average period of 2.6 years.

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

	Time-Vesting RSUs		Exit-Vesting RSUs
	Number of Awards	Weighted- Average Grant-Date Fair Value	Number of Awards	Weighted- Average Grant-Date Fair Value
Unvested as of December 31, 2021	2,803,943	$45.36	1,217,151	$30.52
Granted	2,536,416	27.86	—	—
Vested	(523,746)	44.83	—	—
Forfeited	(636,313)	39.56	(272,441)	30.52
Unvested as of June 30, 2022	4,180,300	$35.69	944,710	$30.52

As of June 30, 2022, total unrecognized compensation cost related to the Time-Vesting RSUs is $88.1 million, which is expected to be recognized over a weighted-average period of 3.3 years. Total unrecognized compensation cost related to the Exit-Vesting RSUs is $16.2 million, which is expected to be recognized over a weighted average period of 2.6 years.

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

The following table summarizes the Company’s option activity as it relates to Time-Vesting stock options as of June 30, 2022:

	June 30, 2022
	Number of Options	Weighted- Average Exercise Price Per Share	Weighted- Average Grant Date Fair Value Per Share
Outstanding as of December 31, 2021	2,038,016	$43.76	$22.96
Granted	1,198,321	27.06	17.17
Exercised	—	—	—
Forfeited and expired	(462,623)	38.17	20.72
Outstanding as of June 30, 2022	2,773,714	$37.48	$20.89
Exercisable as of June 30, 2022	419,976	$43.00	$22.22

The following table summarizes the Company’s option activity as it relates to Exit-Vesting stock options as of June 30, 2022:

	June 30, 2022
	Number of Options	Weighted- Average Exercise Price Per Share	Weighted- Average Grant Date Fair Value Per Share
Outstanding as of December 31, 2021	222,424	$43.00	$18.10
Granted	—	—	—
Exercised	—	—	—
Forfeited	(58,062)	43.00	18.10
Outstanding as of June 30, 2022	164,362	$43.00	$18.10
Exercisable as of June 30, 2022	—	—	—

Total unrecognized compensation cost related to the Time-Vesting options is $30.6 million, which is expected to be recognized over a weighted-average period of 3.2 years. Total unrecognized compensation cost related to the Exit-Vesting options is $1.5 million, which is expected to be recognized over a weighted-average period of 1.5 years.

Options have a maximum contractual term of 10 years. The aggregate intrinsic value – assuming all options are expected to vest – and weighted average remaining contractual terms of Time-Vesting and Exit-Vesting options outstanding and options exercisable were as follows as of June 30, 2022.

Aggregate intrinsic value
Time-Vesting options outstanding	1,552,064
Time Vesting options exercisable	—
Exit-Vesting options outstanding	—
Exit-Vesting options exercisable	N/A
Weighted-average remaining contractual term (in years)
Time-Vesting options outstanding	9.0
Time Vesting options exercisable	8.2
Exit-Vesting options outstanding	8.6
Exit-Vesting options exercisable	N/A

Employee Stock Purchase Plan

In connection with the IPO, on February 10, 2021, Bumble Inc. adopted the 2021 Employee Stock Purchase Plan (the “ESPP”) for the issuance of up to a total of 4,500,000 shares of Class A common stock. The number of shares reserved for issuance under the ESPP will be increased automatically on January 1 of each fiscal year beginning in 2022 by a number of shares of our Class A common stock equal to the lesser of (i) the positive difference between 1% of the shares outstanding on the final day of the immediately preceding fiscal year and the ESPP share reserve on the final day of the immediately preceding fiscal year; and (ii) a smaller number of shares as may be determined by the Board. The ESPP allows participants to purchase Class A common stock through contributions of up to 15% of their total compensation. The purchase price of the Class A common stock will be 85% of the lesser of the fair market value of our Class A common stock as determined on the applicable grant date or the applicable purchase period end date (provided that, in no event may the purchase price be less than the par value per share of our Class A common stock). No purchases have been made under the ESPP as of June 30, 2022.

Note 15 - Related Party Transactions

In the ordinary course of operations, the Company enters into transactions with related parties, as discussed below.

Related Party relationship	Type of Transaction	Financial Statement Line	Three Months Ended June 30, 2022	Three Months Ended June 30, 2021	Six Months Ended June 30, 2022	Six Months Ended June 30, 2021
Other	Marketing costs	Selling and marketing expense	$1,034	$1,265	$1,526	$1,451
Other	Moderator costs	Cost of revenue	436	—	597	—
Company owned by a Director	Loans repaid by Whitney Wolfe Herd	Limited Partners’ interest	—	95,465	—	95,465

Related Party relationship	Type of Transaction	Financial Statement Line	June 30, 2022	December 31, 2021
Parent Company of the Predecessor	Loan granted - current	Payable to related parties pursuant to a tax receivable agreement	$388,980	$388,780

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

Other

The Company uses Liftoff Mobile Inc. ("Liftoff"), a company in which Blackstone affiliated funds hold a controlling interest, for marketing purposes. The Company uses TaskUs Inc. ("TaskUs"), a company in which Blackstone affiliated funds holds more than 20% of ownership interest, for moderator services.

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

Revenue by major geographic region is based upon the location of the customers who receive the Company’s services. The information below summarizes revenue by geographic area, based on customer location (in thousands):

	Three Months Ended June 30, 2022	Three Months Ended June 30, 2021	Six Months Ended June 30, 2022	Six Months Ended June 30, 2021
North America(1)	$135,683	$107,443	$259,866	$203,168
Rest of the world	84,771	78,774	171,787	153,762
Total	$220,454	$186,217	$431,653	$356,930

(1) North America revenue includes revenue from the United States and Canada.

The United States is the only country with revenues of 10% or more of the Company’s total revenue for the three and six months ended June 30, 2022 and 2021.

The information below summarizes property and equipment, net by geographic area (in thousands):

	June 30, 2022	December 31, 2021
United Kingdom	$6,250	$6,035
United States	2,948	3,183
Czech Republic	2,247	3,234
Rest of the world	2,056	2,175
Total	$13,501	$14,627

United Kingdom, United States and Czech Republic are the only countries with property and equipment of 10% or more of the Company’s total property and equipment, net at June 30, 2022 and December 31, 2021.

Note 17 - Commitments and Contingencies

The Company has entered into indemnification agreements with the Company’s officers and directors for certain events or occurrences. The Company maintains a directors and officers insurance policy to provide coverage in the event of a claim against an officer or director. Historically, the Company has not been obligated to make any payments for indemnification obligations, and no liabilities have been recorded for these obligations as of June 30, 2022.

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

Litigation

On May 29, 2018, a plaintiff filed a class action complaint against Bumble Trading Inc. alleging that the Bumble app’s “women message first” feature discriminates against men and is therefore unlawful under California’s Unruh Civil Rights Act (the “Unruh Act”) and Cal. Bus & Prof. Code Section 17200. The parties held a mediation on June 23, 2020 and signed a settlement agreement on November 20, 2020, which received final approval by the court on January 28, 2022. The settlement was fully paid in the quarter ended June 30, 2022.

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

In January 2022, a purported class action complaint was filed in the United States District Court for the Southern District of New York naming, among others, the Company, our Chief Executive Officer, our Chief Financial Officer, our board of directors and Blackstone, as defendants. The class action complaint asserts claims under the U.S. federal securities laws, purportedly brought on behalf of a class of purchasers of shares of Class A common stock in in Bumble’s secondary public stock offering which took place in September 2021 (the “SPO”), that the SPO Registration Statement and prospectus contained false and misleading statements or omissions by failing to disclose certain information concerning Bumble and Badoo app paying users and related trends and issues with the Badoo app payment platform, and that as a result of the foregoing, Bumble’s business metrics and financial prospects were not as strong as represented in the SPO Registration Statement and prospectus. The class action complaint seeks unspecified damages and an award of costs and expenses, including reasonable attorneys’ fees, as well as equitable relief. The Company believes that the allegations contained in the complaint are without merit and intend to defend the complaint vigorously.

Two shareholder derivative complaints were subsequently filed in the United States District Court for the Southern District of New York against the Company and certain directors and officers. The Glover-Mott shareholder derivative complaint, filed in April 2022, alleges a breach of fiduciary duty against management and our board of directors based on the same allegations and events described in the class action complaint. The complaint seeks unspecified damages, an award of costs and disbursements, including reasonable attorneys’ fees, and that the Company be directed to take action to reform its corporate governance and internal procedures. The William B. Federman Irrevocable Trust shareholder derivative complaint, filed in May 2022, alleges violations of Section 14(a) of the Exchange Act, breach of fiduciary duty, aiding and abetting breach of duty and gross mismanagement based on misstatements or omissions in the Company’s April 2022 Proxy Statement concerning alleged deficiencies in the Company’s risk management and internal controls which allegedly led to disclosure deficiencies in the SPO documents. The complaint seeks a declaration that the individual defendants breached their fiduciary duties, aided and abetted breach of fiduciary duty, were unjustly enriched, grossly mismanaged the Company and violated the federal securities laws; an order that the individual defendants are jointly and severally liable for all damages; an order requiring the individual defendants to remit their salaries and compensation to the Company for the period of breach; unspecified equitable and injunctive relief; and costs and disbursements, including reasonable attorneys’, consultants’ and experts’ fees. The Company has also received an inquiry from the SEC relating to the disclosures at issue in the SPO class action complaint. The Company cannot predict at this point the length of time that these matters will be ongoing, their outcome or the liability, if any, which may arise therefrom.

From time to time, the Company is subject to patent litigations asserted by non-practicing entities.

As of June 30, 2022 and December 31, 2021, the Company determined that provisions of $1.5 million and $8.8 million, respectively, reflect our best estimate of any probable future obligation, including legal costs incurred to date and expected to be incurred up to completion, for the Company’s litigations. During the three and six months ended June 30, 2022, the Company paid $6.8 million and $7.5 million to settle litigation matters. Legal expenses are included within “General and administrative” expense in the accompanying condensed consolidated statements of operations.

Note 18 - Subsequent Events

On July 15, 2022, the Board, acting upon the unanimous recommendations of its compensation committee and a special committee of disinterested directors, approved a modification to outstanding Exit-Vesting awards to provide for an additional service-based vesting opportunity (the “Modified Awards”). Under the original terms of the Exit Vesting awards, such awards generally vest, subject to the award holder’s continued employment through the vesting date, upon achievement of certain performance conditions in which affiliates of Blackstone receive cash proceeds in respect of their common equity in the Company and its subsidiaries that meet certain specified multiples on their investment and a specified internal rate of return. The Modified Awards will, in addition to continuing to be eligible to vest pursuant to the original terms, now also provide for vesting in 36 equal installments, with the first installment vesting on August 29, 2022, and subsequent installments vesting on each of the next 35 monthly anniversaries of August 29, 2022, subject to the award holder’s continued employment through each applicable vesting date and subject to other terms and conditions of the award.

We account for our stock-based awards in accordance with provisions of ASC 718, Compensation—Stock Compensation (“ASC 718”) which includes guidance for accounting for a modification of existing stock-based compensation awards. The Company currently estimates that it will incur incremental non-cash stock-based compensation expense associated with the Modified Awards of approximately $34-$39 million, of which approximately 70% of the expense is expected to be recognized in the next twelve months. The expense recognition timing would change if the performance conditions as described above are met.

Determining the estimated incremental non-cash stock-based compensation expense, including the fair value of our Modified Awards, requires judgment. Management has considered numerous objective and subjective factors to determine the best estimate of the incremental non-cash stock-based compensation expense. Changes in any of these estimates and assumptions may have a material impact to our estimates and result in total incremental non-cash stock-based compensation expense that is materially different from this estimated range.

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

Overview

We provide online dating and social networking platforms through subscription and in-app purchases of dating products servicing North America, Europe and various other countries around the world. Bumble operates three apps, Bumble, Badoo and Fruitz. Our apps monetize via a freemium model, where the use of the service is free and a subset of the users pay for subscriptions or in-app purchases to access premium features. We launched Bumble app in 2014 to address antiquated gender norms and a lack of kindness and accountability on the internet. By placing women at the center – where women make the first move – we are building a platform that is designed to be safe and empowering for women, and in turn, provide a better environment for everyone. Badoo app, launched in 2006, was one of the pioneers of web and mobile free-to-use dating products. In January 2022, we acquired Fruitz, a fast-growing dating app with a Gen Z focus, which is a growing segment of online dating consumers. Fruitz encourages open and honest communication of dating intentions through playful fruit metaphors. Our consolidated results for the three and six months ended June 30, 2022 included the operating results of Fruitz from January 31, 2022. Revenues from Fruitz were included in Badoo App and Other Revenue but excluded from our key operating metrics. For additional information, see Note 5, Business Combination, to our unaudited condensed consolidated financial statements included in Part I, “Item 1 – Financial Statements (Unaudited)” of this Quarterly Report on Form 10-Q.

Quarter ended June 30, 2022 Consolidated Results

For the three months ended June 30, 2022 and 2021, we generated:

•
Total Revenue of $220.5 million and $186.2 million, respectively;
•
Bumble App Revenue of $169.6 million and $127.3 million, respectively;
•
Badoo App and Other Revenue of $50.8 million and $58.9 million, respectively;
•
Net loss of $6.4 million and $11.1 million, respectively, representing net loss margins of (2.9)%, and (6.0)%, respectively; and
•
Adjusted EBITDA of $54.8 million and $51.9 million, respectively, representing Adjusted EBITDA margins of 24.8% and 27.9%, respectively.

Year-to-Date June 30, 2022 Consolidated Results

For the six months ended June 30, 2022 and 2021, we generated:

•
Total Revenue of $431.7 million and $356.9 million, respectively;
•
Bumble App Revenue of $325.0 million and $240.0 million, respectively;
•
Badoo App and Other Revenue of $106.6 million and $117.0 million, respectively;
•
Net earnings of $17.5 million and $312.3 million, respectively, representing net earnings margins of 4.1%, and 87.5% respectively;
•
Adjusted EBITDA of $104.6 million and $98.0 million, respectively, representing Adjusted EBITDA margins of 24.2% and 27.4%, respectively.
•
Net cash provided by (used in) operating activities of $44.8 million and $(31.4) million, respectively, and operating cash flow conversion of 255.6% and (10.1)%, respectively; and
•
Free cash flow of $36.7 million and $(37.0) million, respectively, representing free cash flow conversion of 35.1% and (37.8)%, respectively.

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

The following metrics were calculated excluding paying users and revenue generated from Fruitz:

(In thousands, except ARPPU)	Three Months Ended June 30, 2022	Three Months Ended June 30, 2021	Six Months Ended June 30, 2022	Six Months Ended June 30, 2021
Key Operating Metrics
Bumble App Paying Users	1,924.5	1,473.0	1,849.8	1,412.9
Badoo App and Other Paying Users	1,096.2	1,454.3	1,164.2	1,452.4
Total Paying Users	3,020.7	2,927.3	3,014.0	2,865.3
Bumble App Average Revenue per Paying User	$29.38	$28.81	$29.28	$28.31
Badoo App and Other Average Revenue per Paying User	$13.60	$12.85	$13.55	$12.80
Total Average Revenue per Paying User	$23.65	$20.88	$23.21	$20.45

(In thousands, except per share / unit data and percentages)	Three Months Ended June 30, 2022	Three Months Ended June 30, 2021	Six Months Ended June 30, 2022	Six Months Ended June 30, 2021
Condensed Consolidated Statements of Operations Data:
Revenue	$220,454	$186,217	$431,653	$356,930
Net earnings (loss)	(6,423)	(11,147)	17,515	312,295
Net earnings (loss) attributable to Bumble Inc. shareholders / Buzz Holdings L.P. owners	(4,392)	(7,083)	12,003	334,707
Net earnings (loss) per unit attributable to Bumble Inc. shareholders / Buzz Holdings L.P. owners
Basic earnings (loss) per share / unit	$(0.03)	$(0.06)	$0.09	$1.67
Diluted earnings (loss) per share / unit	$(0.03)	$(0.06)	$0.09	$1.62

(In thousands)			June 30, 2022	December 31, 2021
Condensed Consolidated Balance Sheets Data:
Total assets			$3,767,819	$3,775,820
Cash and cash equivalents			334,645	369,175
Long-term debt, net including current maturities			621,645	622,939

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

Impact of Russia-Ukraine Conflict

The ongoing conflict between Russia and Ukraine has increased global economic and political uncertainty. On March 8, 2022, we announced that we will discontinue our operations in Russia and remove all of our apps from the Apple App Store and Google Play Store in Russia and Belarus. Our decision to discontinue our operations in Russia and remove all of our apps from the Apple App Store and Google Play Store in Russia and Belarus has led to reduced revenues and Paying Users from these countries and increased costs. For further information regarding revenues and Paying Users see the “Results of Operations―Comparison of the Three and Six Months Ended June 30, 2022 and 2021―Revenue” section further below. For further information regarding the cost related to our discontinuation of operations in Russia see Note 8, Restructuring, to our unaudited condensed consolidated financial statements included in Part I, “Item 1 – Financial Statements (Unaudited)” of this Quarterly Report on Form 10-Q.

As of June 30, 2022, the net assets of our subsidiary in Russia comprised 0.2% of total net assets. For the three and six months ended June 30, 2022, revenues from Russia, Belarus and Ukraine combined were approximately 0.4% and 1.1%, respectively, of our total revenues. Operating costs related to our Russian operations were approximately 2.7% and 2.2% of our total operating costs for the three and six months ended June 30, 2022.

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

Impact of COVID-19 and Macroeconomic Conditions

Since early 2020, COVID-19 has impacted market and economic conditions globally, resulting in the implementation of significant governmental measures, including lockdowns, closures, quarantines, and travel bans intended to control the spread of the virus, as well as changes in consumer behavior as some individuals have become reluctant to engage in social activities with people outside their households. While many jurisdictions have relaxed restrictions, others have remained in place with some areas continuing to experience renewed outbreaks and surges in infection rates despite more widespread availability of vaccines. Future prevention and mitigation measures, as well as the potential for some of these measures to be reinstituted in the event of subsequent waves or the emergence of new variants of the virus, have had and are likely to continue to have an adverse impact on global economic conditions and consumer confidence and spending in many parts of the world for some time. Such macroeconomic conditions have adversely affected and may continue to adversely affect demand, and/or users’ ability to pay, for our products and services, particularly in the geographic and demographic markets in which Badoo app operates. Given the continued uncertainty around the duration and severity of the impact on market conditions and the business environment, the impact of the COVID-19 pandemic on our business, financial condition and results of operations going forward remains uncertain for the foreseeable future.

In addition, other macroeconomic conditions, including but not limited to heightened inflation, slower growth or economic recession, changes to fiscal and monetary policy, higher interest rates and exchange rate fluctuations could adversely impact our business. We continuously monitor the direct and indirect impacts of these circumstances on our business and financial results, as well as the overall global economy. Based on current conditions, exchange rate fluctuations may continue to negatively impact our revenue and earnings in the second half of fiscal 2022.

For additional information, see “Risk Factors—General Risk Factors—Our business and results of operations may be materially adversely affected by the ongoing COVID-19 outbreak or other similar outbreaks” and “Risk Factors—General Risk Factors—An economic downturn or economic uncertainty may adversely affect consumer discretionary spending and demand for our products and services” in Part I, Item 1A. of our 2021 Form 10-K.

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

We have determined that it is more likely than not that we will be unable to realize certain tax benefits that were received in connection with the Reorganization Transactions and our IPO. As a result of this determination, we have not recorded the benefit of these deferred tax assets as of June 30, 2022. The Company is entitled to certain depreciation and amortization deductions as a result of its allocable share of existing tax basis acquired in the IPO and increases in its allocable share of existing basis and adjustments to the tax basis of the assets of Bumble Holdings as a result of sales or exchanges in connection with the IPO. There is significant existing tax basis in the assets of Bumble Holdings as a result of the Sponsor Acquisition. Based on current projections, we anticipate having sufficient taxable income to be able to realize these tax benefits and have recorded a liability of $389.0 million associated with the tax receivable agreement related to these benefits. The ability of the deferred tax assets to be realized is evaluated based on all positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent results of operations. We will assess the ability of the deferred tax assets to be realized at each reporting period, and a change in our estimate of our liability associated with the tax receivable agreement may result as additional information becomes available, including results of operations in future periods. During the three months ended June 30, 2022, our tax receivable agreement liability did not materially change.

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
•
Time-Vesting and Exit-Vesting Incentive Units in Bumble Holdings.

At the IPO date, we concluded that our public offering represented a qualifying liquidity event that would cause the Exit-Vesting awards’ performance conditions to be probable. As such, we started to recognize stock-based compensation expense for the Exit-Vesting awards. Compensation cost related to the reclassified Exit-Vesting awards for the three months ended June 30, 2022 and 2021 was $2.6 million and $7.8 million, respectively, and $3.5 million and $19.1 million, respectively, for the six months ended June 30, 2022 and 2021.

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

Cost of revenue

Cost of revenue consists primarily of in-app purchase fees due on payments processed through the Apple App Store and Google Play Store. Purchases on Android outside of the United States and United Kingdom, mobile web and desktop have additional payment methods, such as credit card or via telecom providers. These purchases incur fees which vary depending on payment method. Purchase fees are deferred and expensed over the same period as revenue.

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

General and administrative expense

General and administrative expense consists primarily of compensation (including stock-based compensation) and other employee-related costs for personnel engaged in executive management, finance, legal, tax and human resources. General and administrative expense also consists of transaction costs, impairment of right-of-use assets, changes in fair value of contingent earn-out liability, expenses associated with facilities, information technology, external professional services, legal costs, settlement of legal claims, restructuring charges and other administrative expenses.

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

Results of Operations

The following table sets forth our unaudited condensed consolidated statement of operations information for the periods presented:

(In thousands)	Three Months Ended June 30, 2022	Three Months Ended June 30, 2021	Six Months Ended June 30, 2022	Six Months Ended June 30, 2021
Revenue	$220,454	$186,217	$431,653	$356,930
Operating costs and expenses:
Cost of revenue	62,757	50,797	119,538	98,544
Selling and marketing expense	59,483	49,711	116,312	96,549
General and administrative expense	51,375	43,381	77,821	169,905
Product development expense	22,456	24,921	47,651	59,966
Depreciation and amortization expense	27,151	26,905	54,080	53,860
Total operating costs and expenses	223,222	195,715	415,402	478,824
Operating earnings (loss)	(2,768)	(9,498)	16,251	(121,894)
Interest income (expense)	(6,281)	(5,921)	(12,164)	(13,650)
Other income (expense), net	4,954	4,731	18,184	11,722
Income (loss) before income taxes	(4,095)	(10,688)	22,271	(123,822)
Income tax benefit (provision)	(2,328)	(459)	(4,756)	436,117
Net earnings (loss)	(6,423)	(11,147)	17,515	312,295
Net earnings (loss) attributable to noncontrolling interests	(2,031)	(4,064)	5,512	(22,412)
Net earnings (loss) attributable to Bumble Inc. shareholders / Buzz Holdings L.P. owners	$(4,392)	$(7,083)	$12,003	$334,707

The following table sets forth our unaudited condensed consolidated statement of operations information as a percentage of revenue for the periods presented:

	Three Months Ended June 30, 2022	Three Months Ended June 30, 2021	Six Months Ended June 30, 2022	Six Months Ended June 30, 2021
Revenue	100.0%	100.0%	100.0%	100.0%
Operating costs and expenses:
Cost of revenue	28.5%	27.3%	27.7%	27.6%
Selling and marketing expense	27.0%	26.7%	26.9%	27.0%
General and administrative expense	23.3%	23.3%	18.0%	47.6%
Product development expense	10.2%	13.4%	11.0%	16.8%
Depreciation and amortization expense	12.3%	14.4%	12.5%	15.1%
Total operating costs and expenses	101.3%	105.1%	96.2%	134.2%
Operating earnings (loss)	(1.3)%	(5.1)%	3.8%	(34.2)%
Interest income (expense)	(2.8)%	(3.2)%	(2.8)%	(3.8)%
Other income (expense), net	2.2%	2.5%	4.2%	3.3%
Income (loss) before income taxes	(1.9)%	(5.7)%	5.2%	(34.7)%
Income tax benefit (provision)	(1.1)%	(0.2)%	(1.1)%	122.2%
Net earnings (loss)	(2.9)%	(6.0)%	4.1%	87.5%
Net earnings (loss) attributable to noncontrolling interests	(0.9)%	(2.2)%	1.3%	(6.3)%
Net earnings (loss) attributable to Bumble Inc. shareholders / Buzz Holdings L.P. owners	(2.0)%	(3.8)%	2.8%	93.8%

The following table sets forth the stock-based compensation expense, net of forfeitures, included in operating costs and expenses:

(In thousands)	Three Months Ended June 30, 2022	Three Months Ended June 30, 2021	Six Months Ended June 30, 2022	Six Months Ended June 30, 2021
Cost of revenue	$971	$604	$1,919	$2,211
Selling and marketing expense	2,091	2,500	769	7,641
General and administrative expense	12,149	17,960	22,547	37,868
Product development expense	7,236	8,852	14,769	28,019
Total stock-based compensation expense	$22,447	$29,916	$40,004	$75,739

On July 15, 2022, the Exit-Vesting awards, with vesting based on certain performance conditions, were modified to also provide for vesting in 36 equal installments. We expect to incur incremental non-cash stock based compensation associated with the modification of these awards. See Note 18, Subsequent Events, within the unaudited condensed consolidated financial statements included in this Quarterly Report, for additional information.

Comparison of the Three and Six Months Ended June 30, 2022 and 2021

Revenue

(In thousands)	Three Months Ended June 30, 2022	Three Months Ended June 30, 2021	Six Months Ended June 30, 2022	Six Months Ended June 30, 2021
Bumble App	$169,608	$127,319	$325,028	$239,955
Badoo App and Other	50,846	58,898	106,625	116,975
Total Revenue	$220,454	$186,217	$431,653	$356,930

Total Revenue for the three months ended June 30, 2022 increased by $34.2 million, or 18.4%, compared to the same period in 2021 primarily driven by growth in Total Paying Users and an increase in Total Average Revenue per Paying User.

Bumble App Revenue for the three months ended June 30, 2022 increased by $42.3 million, or 33.2%, compared to the same period in 2021 driven by a 30.7% increase in Bumble App Paying Users to 1.9 million, and a 2.0% increase in Bumble App Average Revenue per Paying Users.

Badoo App and Other Revenue for the three months ended June 30, 2022, decreased by $8.1 million, or 13.7%, compared to the same period in 2021. This decrease was driven by a 24.6% decrease in Badoo App and Other Paying Users to 1.1 million due to the Company’s decision to remove all of its apps from the Apple App Store and Google Play Store in Russia and Belarus in March 2022 and the continued impact of COVID and macroeconomic conditions. During the three months ended June 30, 2022 as compared to March 31, 2022, total paying users decreased by 136,000 primarily driven by declines in paying users in Russia, Ukraine and Belarus. We expect the impact of COVID and macroeconomic conditions to continue to have an adverse impact on Badoo App and Other Paying Users in the third quarter of 2022

The decline in Badoo App and Other Revenue for the three months ended June 30, 2022 was partially offset by the increase of 5.8% in Badoo App and Other Average Revenue per Paying Users to $13.60. The increase in Badoo App and Other Average Revenue per Paying Users was due to product optimization partially offset by fluctuations in foreign currency exchange rates.

In addition, other revenue of $6.1 million for the three months ended June 30, 2022, increased by $3.3 million, or 117.2% compared to the same period in 2021, primarily due to Fruitz.

Total Revenue for the six months ended June 30, 2022 increased by $74.7 million, or 20.9%, compared to the same period in 2021 primarily driven by growth in Total Paying Users and an increase in Total Average Revenue per Paying User.

Bumble App Revenue for the six months ended June 30, 2022 increased by $85.1 million, or 35.5%, compared to the same period in 2021 driven by a 30.9% increase in Bumble App Paying Users to 1.8 million, and a 3.4% increase in Bumble App Average Revenue per Paying Users.

Badoo App and Other Revenue for the six months ended June 30, 2022, decreased by $10.4 million, or 8.8%, compared to the same period in 2021. This decrease was driven by a 19.8% decrease in Badoo App and Other Paying Users to 1.2 million due to the Company’s decision to remove all of its apps from the Apple App Store and Google Play Store in Russia and Belarus in March 2022 and the continued impact of COVID and macroeconomic conditions. We expect the impact of COVID and macroeconomic conditions to continue to have an adverse impact on Badoo App and Other Paying Users in the third quarter of 2022.

The decline in Badoo App and Other Revenue for the six months ended June 30, 2022 was partially offset by the increase of 5.8% in Badoo App and Other Average Revenue per Paying Users to $13.55. The increase in Badoo App and Other Average Revenue per Paying Users was due to product optimization partially offset by fluctuations in foreign currency exchange rates.

In addition, other revenue of $12.0 million for the six months ended June 30, 2022, increased by $6.6 million, or 122.1% compared to the same period in 2021, primarily due to Fruitz.

Cost of revenue

(In thousands, except percentages)	Three Months Ended June 30, 2022	Three Months Ended June 30, 2021	Six Months Ended June 30, 2022	Six Months Ended June 30, 2021
Cost of revenue	$62,757	$50,797	$119,538	$98,544
Percentage of revenue	28.5%	27.3%	27.7%	27.6%

Cost of revenue for the three months ended June 30, 2022 increased by $12.0 million, or 23.5%, as compared to the same period in 2021 driven primarily by growth in in-app purchase fees due to increasing revenue. As a percentage of revenue, cost of revenue was 28.5% for the three months ended June 30, 2022, compared to 27.3% for the same period in 2021 due to the adoption of Google Play's billing system partially offset by the reduced Google Play service fees for subscriptions which has declined from 30% to 15%.

Cost of revenue for the six months ended June 30, 2022 increased by $21.0 million, or 21.3%, as compared to the same period in 2021 driven by growth in in-app purchase fees due to increasing revenue. As a percentage of revenue, cost of revenue was 27.7% for the three months ended June 30, 2022, compared to 27.6% for the same period in 2021 due to the adoption of Google Play's billing system partially offset by the reduced Google Play service fees for subscriptions which has declined from 30% to 15%.

We expect cost of revenue as a percentage of revenue to be negatively impacted by additional fees from the adoption of Google Play’s billing system by approximately 2% over the remainder of fiscal 2022.

Selling and marketing expense

(In thousands, except percentages)	Three Months Ended June 30, 2022	Three Months Ended June 30, 2021	Six Months Ended June 30, 2022	Six Months Ended June 30, 2021
Selling and marketing expense	$59,483	$49,711	$116,312	$96,549
Percentage of revenue	27.0%	26.7%	26.9%	27.0%

Selling and marketing expense for the three months ended June 30, 2022 increased by $9.8 million, or 19.7%, as compared to the same period in 2021. The change was primarily due to a $9.5 million increase in digital and social media marketing costs and a $1.6 million in personnel-related expenses.

Selling and marketing expense for the six months ended June 30, 2022 increased by $19.8 million, or 20.5%, as compared to the same period in 2021. The change was primarily due to a $23.2 million increase in digital and social media marketing costs and a $4.6 million in personnel-related expenses, partially offset by a $6.9 million decrease in stock-based compensation due to forfeitures.

General and administrative expense

(In thousands, except percentages)	Three Months Ended June 30, 2022	Three Months Ended June 30, 2021	Six Months Ended June 30, 2022	Six Months Ended June 30, 2021
General and administrative expense	$51,375	$43,381	$77,821	$169,905
Percentage of revenue	23.3%	23.3%	18.0%	47.6%

General and administrative expense for the three months ended June 30, 2022 increased by $8.0 million, or 18.4%, as compared to the same period in 2021. The change is primarily driven by a $7.0 million increase in personnel-related expenses, a $4.4 million right-of-use asset impairment loss related to our Moscow office, a $1.2 million increase in professional service fees and a $0.8 million net increase in the fair value of the contingent earn-out liabilities. These increases were partially offset by a $5.8 million decrease in stock-based compensation.

General and administrative expense for the six months ended June 30, 2022 decreased by $92.1 million, or 54.2%, as compared to the same period in 2021. The change is primarily driven by a decline of $91.8 million in the fair value of the contingent earn-out liabilities, a $15.3 million decrease in stock-based compensation due to forfeitures and a $4.0 million decrease in non-recurring transaction costs and professional service fees incurred in relation to the IPO in the three months ended March 2021. These decreases were partially offset by a $12.9 million increase in personnel-related expenses, a $4.4 million right-of-use asset impairment loss related to our Moscow office and a $2.8 million increase in insurance expenses.

Product development expense

(In thousands, except percentages)	Three Months Ended June 30, 2022	Three Months Ended June 30, 2021	Six Months Ended June 30, 2022	Six Months Ended June 30, 2021
Product development expense	$22,456	$24,921	$47,651	$59,966
Percentage of revenue	10.2%	13.4%	11.0%	16.8%

Product development expense in the three months ended June 30, 2022 decreased by $2.5 million, or 9.9%, as compared to the same period in 2021. The change is primarily driven by a $1.6 million decrease in stock-based compensation and a $0.8 million decrease in personnel-related expenses.

Product development expense in the six months ended June 30, 2022 decreased by $12.3 million, or 20.5%, as compared to the same period in 2021, primarily due to a $13.2 million decrease in stock-based compensation due to forfeitures.

Depreciation and amortization expense

(In thousands, except percentages)	Three Months Ended June 30, 2022	Three Months Ended June 30, 2021	Six Months Ended June 30, 2022	Six Months Ended June 30, 2021
Depreciation and amortization expense	$27,151	$26,905	$54,080	$53,860
Percentage of revenue	12.3%	14.4%	12.5%	15.1%

Depreciation and amortization expense for the three months ended June 30, 2022 increased by $0.2 million, or 0.9%, as compared to the same period in 2021. For the six months ended June 30, 2022, depreciation and amortization expense increased by $0.2 million, or 0.4%, as compared to the same period in 2021. The increases in depreciation and amortization expense for the three-month and six-month periods were due to increases in the amortization of intangibles acquired from the Fruitz acquisition in January 2022 which was partially offset by decreases in amortization as a result of the write down of certain white label contracts in 2021.

Interest income (expense)

(In thousands, except percentages)	Three Months Ended June 30, 2022	Three Months Ended June 30, 2021	Six Months Ended June 30, 2022	Six Months Ended June 30, 2021
Interest income (expense)	$(6,281)	$(5,921)	$(12,164)	$(13,650)
Percentage of revenue	(2.8)%	(3.2)%	(2.8)%	(3.8)%

Interest expense for the three months ended June 30, 2022 increased by $0.4 million, or 6.1%, compared to the same period in 2021 and was due to an increase in interest rates on our outstanding debt under the credit agreements.

Interest expense for the six months ended June 30, 2022 decreased by $1.5 million, or 10.9%, compared to the same period in 2021 as we repaid $200 million of debt in March 2021.

Other income (expense), net

(In thousands, except percentages)	Three Months Ended June 30, 2022	Three Months Ended June 30, 2021	Six Months Ended June 30, 2022	Six Months Ended June 30, 2021
Other income (expense), net	$4,954	$4,731	$18,184	$11,722
Percentage of revenue	2.2%	2.5%	4.2%	3.3%

Other income (expense), net in the three months ended June 30, 2022 increased by $0.2 million, or 4.7%, compared to the same period in 2021, primarily due to a $3.0 million increase in net gain on interest rate swaps, partially offset by a $2.7 million decrease in net foreign exchange gains.

Other income (expense), net in the six months ended June 30, 2022 increased by $6.5 million, or 55.1%, compared to the same period in 2021, primarily due to a $10.9 million increase in net gain on interest rate swaps, partially offset by a $4.1 million decrease in net foreign exchange gains.

Income tax benefit (provision)

(In thousands, except percentages)	Three Months Ended June 30, 2022	Three Months Ended June 30, 2021	Six Months Ended June 30, 2022	Six Months Ended June 30, 2021
Income tax benefit (provision)	$(2,328)	$(459)	$(4,756)	$436,117
Effective tax rate	(56.8)%	(4.3)%	21.4%	352.2%

Income tax provision was $(2.3) million for the three months ended June 30, 2022, compared to $(0.5) million for the same period in 2021. Income tax provision was $(4.8) million for the six months ended June 30, 2022, compared to a benefit of $436.1 million for the same period in 2021. The tax benefit of $436.1 million recorded in the six months ended June 30, 2021 includes a $441.5 million tax benefit related to the reversal of a net deferred tax liability due to a restructuring of our international operations and a $1.3 million tax provision associated with prior period items.

Non-GAAP Financial Measures

We report our financial results in accordance with GAAP, however, management believes that certain non-GAAP financial measures provide users of our financial information with useful supplemental information that enables a better comparison of our performance across periods. We believe Adjusted EBITDA provides visibility to the underlying continuing operating performance by excluding the impact of certain expenses, including income tax (benefit) provision, interest (income) expense, depreciation and amortization, stock-based compensation expenses, employer costs related to stock-based compensation, foreign exchange (gain) loss, changes in fair value of contingent earn-out liability, interest rate swaps and investments, transaction and other costs, litigation costs net of insurance reimbursements that arise outside of the ordinary course of business, tax receivable agreement liability remeasurement (benefit) expense and impairment loss, as management does not believe these expenses are representative of our core earnings. We also provide Adjusted EBITDA margin, which is calculated as Adjusted EBITDA divided by revenue. In addition to Adjusted EBITDA and Adjusted EBITDA margin, we believe free cash flow and free cash flow conversion provide useful information regarding how cash provided by (used in) operating activities compares to the capital expenditures required to maintain and grow our business, and our available liquidity, after funding such capital expenditures, to service our debt, fund strategic initiatives and strengthen our balance sheet, as well as our ability to convert our earnings to cash. Additionally, we believe such metrics are widely used by investors, securities analysis, ratings agencies and other parties in evaluating liquidity and debt-service capabilities. We calculate free cash flow and free cash flow conversion using methodologies that we believe can provide useful supplemental information to help investors better understand underlying trends in our business.

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

The following table reconciles our non-GAAP financial measures to the most comparable GAAP financial measures for the periods presented:

(In thousands, except percentages)	Three Months Ended June 30, 2022	Three Months Ended June 30, 2021	Six Months Ended June 30, 2022	Six Months Ended June 30, 2021
Net earnings (loss)	$(6,423)	$(11,147)	$17,515	$312,295
Add back:
Income tax (benefit) provision	2,328	459	4,756	(436,117)
Interest (income) expense	6,281	5,921	12,164	13,650
Depreciation and amortization	27,151	26,905	54,080	53,860
Stock-based compensation expense	22,447	29,916	40,004	75,739
Employer costs related to stock-based compensation (1)	125	—	1,197	—
Litigation costs, net of insurance reimbursements (2)	1,023	1,541	3,841	1,775
Foreign exchange (gain) loss (3)	(2,104)	(4,796)	(4,499)	(8,639)
Changes in fair value of interest rate swaps(4)	(2,813)	201	(13,630)	(2,743)
Transaction and other costs(5)	1,055	2,522	4,164	16,024
Changes in fair value of contingent earn-out liability	1,314	484	(19,395)	72,438
Changes in fair value of investments	—	(123)	—	(319)
Impairment loss (6)	4,388	—	4,388	—
Adjusted EBITDA	$54,772	$51,883	$104,585	$97,963
Net earnings (loss) margin(7)	(2.9)%	(6.0)%	4.1%	87.5%
Adjusted EBITDA margin	24.8%	27.9%	24.2%	27.4%

Net cash provided by (used in) operating activities			$44,767	$(31,439)
Less:
Capital expenditures			(8,049)	(5,552)
Free cash flow			$36,718	$(36,991)
Operating cash flow conversion			255.6%	(10.1)%
Free cash flow conversion			35.1%	(37.8)%

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
(5)
Represents transaction costs related to acquisitions and our offerings (IPO, the Reorganization and the secondary offering) such as legal, accounting, advisory fees and other related costs. Amounts for 2022 also include employee-related restructuring costs directly associated with our decision to discontinue our operations in Russia including severance benefits, relocation and advisory fees.
(6)
Represents impairment loss of a right-of-use asset related to our Moscow office.
(7)
Net earnings margin for the six months ended June 30, 2021 includes a $441.5 million tax benefit related to the reversal of a deferred tax liability due to a restructuring of the Company’s international operations.

Liquidity and Capital Resources

Overview

The Company’s principal sources of liquidity are our cash and cash equivalents and cash generated from operations. Our primary uses of liquidity are operating expenses and capital expenditures. As of June 30, 2022, we had $334.6 million of cash and cash equivalents, a decrease of $34.5 million from December 31, 2021 primarily due to the acquisition of Fruitz.

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

Cash Flow Information

The following table summarizes our unaudited condensed consolidated cash flow information for the periods presented:

(In thousands)	Six Months Ended June 30, 2022	Six Months Ended June 30, 2021
Net cash provided by (used in):
Operating activities	$44,767	$(31,439)
Investing activities	(77,769)	(5,549)
Financing activities	(9,069)	160,621

Operating activities

Net cash provided by (used in) operating activities was $44.8 million for the six months ended June 30, 2022, and $(31.4) million for the six months ended June 30, 2021. This includes adjustments to net earnings (loss) for the six months ended June 30, 2022 and June 30, 2021 related to: deferred income tax of $(3.3) million and $(441.8) million, respectively; change in fair value of deferred contingent consideration of $(19.4) million and $72.4 million, respectively; stock-based compensation of $40.0 million and $75.7 million, respectively; and depreciation and amortization of $54.1 million and $53.9 million, respectively.

The changes in assets and liabilities for the six months ended June 30, 2022 and 2021 consist primarily of: changes in legal liabilities of $(7.1) million and $(37.6) million, respectively; and changes in accounts receivables of $(3.7) million and $(25.7) million, respectively, driven by timing of cash receipts.

Investing activities

Net cash used in investing activities was $77.8 million and $5.5 million for the six months ended June 30, 2022 and 2021, respectively. The change was primarily due to the acquisition of Fruitz (net of cash acquired) of $69.7 million in the six months ended June 30, 2022. In addition, the Company had capital expenditures of $(8.0) million and $(5.6) million in the six months ended June 30, 2022 and 2021, respectively.

Financing activities

Net cash provided by (used in) financing activities was $(9.1) million and $160.6 million in the six months ended June 30, 2022 and 2021, respectively. In the six months ended June 30, 2022, the Company used $(6.2) million for shares withheld to satisfy employee tax withholding requirements upon vesting of restricted stock units, and $(2.9) million to repay a portion of the outstanding indebtedness under our Original Term Loan. In the six months ended June 30, 2021, the Company received net proceeds of $2,361.2 million after deducting underwriting discounts and commissions, of which $1,991.6 million was used to redeem shares of Class A common stock and purchase Common Units from our Sponsor and $(206.1) million was used to repay a portion of the outstanding indebtedness under our Incremental Term Loan Facility.

Indebtedness

Senior Secured Credit Facilities

In connection with the Sponsor Acquisition, in January 2020, we entered into the Initial Term Loan Facility in an original aggregate principal amount of $575.0 million and the Revolving Credit Facility in an aggregate principal amount of up to $50.0 million. In connection with the Distribution Financing Transaction, in October 2020, we entered into the Incremental Term Loan Facility (the “Incremental Term Loan Facility”) in an original aggregate principal amount of $275.0 million. The Incremental Term Loan provides for additional senior secured term loans with substantially identical terms as the Initial Term Loan Facility (other than the applicable margin). A portion of the net proceeds from the initial public offering was used to repay $200 million aggregate principal amount of our outstanding indebtedness under our Term Loan Facility in the three months ended March 31, 2021. The borrower under the Senior Secured Credit Facilities is a wholly owned subsidiary of Bumble Holdings, Buzz Finco L.L.C. (the “Borrower”). The Senior Secured Credit Facilities contain affirmative and negative covenants and customary events of default.

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

The Initial Term Loan Facility amortizes in equal quarterly installments in aggregate annual amounts equal to 1.00% of the principal amount of the Initial Term Loan Facility outstanding as of the date of the closing of the Initial Term Loan Facility, with the balance being payable at maturity on January 29, 2027. The Incremental Term Loan Facility amortizes in equal quarterly installments in aggregate annual amounts equal to 1.00% of the principal amount of the Incremental Term Loan Facility outstanding as of the date of the closing of the Incremental Term Loan Facility, with the balance being payable at maturity on January 29, 2027. Following the $200 million aggregate principal payment of amount of outstanding indebtedness during the three months ended March 31, 2021 quarterly installment payments on the Incremental Term Loan Facility are no longer required for the remaining term of the facility. Principal amounts outstanding under the Revolving Credit Facility are due and payable in full at maturity on January 29, 2025.

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

Contractual Obligations and Contingencies

The following table summarizes our contractual obligations as of June 30, 2022:

	Payments due by period
(In thousands)	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
Long-term debt	$5,750	$11,500	$618,438	$—	$635,688
Operating leases	5,262	8,156	9,793	5,328	28,539
Other	2,142	2,973	—	—	5,115
Total	$13,154	$22,629	$628,231	$5,328	$669,342

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

Critical Accounting Policies and Estimates

We have discussed the estimates and assumptions that we believe are critical because they involve a higher degree of judgment in their application and are based on information that is inherently uncertain in our Annual Report on Form 10-K for the year ended December 31, 2021. There have been no significant changes to these accounting policies and estimates for the six months ended June 30, 2022, except as described below.

Restructuring charges, associated with office closure or exiting a market, consist primarily of severance, relocation, right-of-use asset impairment and other related costs. The Company evaluates the nature of these costs to determine if they relate to ongoing benefit arrangements which are accounted for under ASC 712, Compensation - Nonretirement Postemployment Benefits, or one-time benefit arrangements which are accounted for under ASC 420, Exit or Disposal Cost Obligations. The Company records a liability for ongoing employee termination benefits when it is probable that an employee is entitled to them and the amount of the benefits can be reasonably estimated. One-time employee termination costs are recognized when management has communicated the termination plan to employees, unless future service is required, in which case the costs are recognized ratably over the future service period. All other related costs are recognized when incurred. See Note 8, Restructuring, for additional information.

Related Party Transactions

For discussions of related party transactions, see Note 15, Related Party Transactions, to the condensed consolidated financial statements included in "Item 1 - Financial Statements (Unaudited)".

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Foreign Currency Exchange Risk

We conduct business in certain foreign markets, primarily in the United Kingdom and the European Union. For the three months ended June 30, 2022 and 2021, revenue outside of North America accounted for 38.5% and 42.3% of combined revenue, respectively. Revenue outside of North America accounted for 39.8% and 43.1% of combined revenue, respectively for the six months ended June 30, 2022 and 2021. Our primary exposure to foreign currency exchange risk is the underlying user’s functional currency other than the U.S. Dollar, primarily the British Pound and Euro. As foreign currency exchange rates change, translation of the statements of operations of our international businesses into U.S. dollars affects year-over-year comparability of operating results. The average Euro versus the U.S. Dollar exchange rate was 11.5% and 9.2% lower in the three and six months ended June 30, 2022 compared to the three and six months ended June 30, 2021, respectively. The average British Pound versus the U.S. Dollar exchange rate was 9.9% and 6.3% lower in the three and six months ended June 30, 2022 compared to the three and six months ended June 30, 2021, respectively. Historically, we have not hedged any foreign currency exposures. Our continued international expansion increases our exposure to exchange rate fluctuations and as a result such fluctuations could have a significant impact on our future results of operations.

Interest Rate Risk

At June 30, 2022, we had debt outstanding with a carrying value of $621.6 million. With consideration of the financial impact of our interest rate swaps, a hypothetical interest rate increase of 1% would have increased interest expense for the three and six months ended June 30, 2022 by $0.7 million and $1.4 million, respectively, based upon the outstanding debt balances and interest rates in effect during those periods. See Note 11, Debt, within the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report. Borrowings under our Senior Secured Credit Facilities bear interest at a variable market rate. In order to reduce the financial impact of increases in interest rates, the Company entered into two interest rate swaps for a total notional amount of $350 million on June 22, 2020. The effective date for the interest rate swaps is June 30, 2020 and final maturity date is June 30, 2024. The financial impact of the interest rate swaps is to fix the variable interest rate element on $350 million of the long-term debt at a rate of 0.4008%.

In July 2017, the UK’s Financial Conduct Authority, which regulates LIBOR, announced that it intends to phase out USD LIBOR for new loans by the end of 2021 and will stop publishing USD LIBOR after June 30, 2023. The expected discontinuation, reform or replacement of LIBOR may result in fluctuating interest rates, or higher interest rates, which could have a material adverse effect on our interest expense. Once one month LIBOR is phased out after June 30, 2023, the interest rates for our LIBOR-based loans will be indexed to a comparable or successor rate as provided for in our loan agreements.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2022, our disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (“SEC”), and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

BUMBLE INC.

Date: August 12, 2022	By:	/s/ Whitney Wolfe Herd
Whitney Wolfe Herd
Chief Executive Officer

Date: August 12, 2022	By:	/s/ Anuradha B. Subramanian
Anuradha B. Subramanian
Chief Financial Officer