Form 10-Q
period 2022-09-30
Bumble Inc.
filed 2022-11-16
CIK 1830043

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of October 31, 2022, Bumble Inc. had 129,676,937 shares of Class A common stock, par value $0.01 per share, outstanding and 20 shares of Class B common stock, par value $0.01 per share, outstanding.

SPECIAL NOTE REGARDING Forward-Looking Statements

This Quarterly Report on Form 10-Q, or this Quarterly Report, contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements reflect the current views of management of Bumble Inc. with respect to, among other things, its operations, its financial performance, its industry, and its business. Forward-looking statements include all statements that are not historical facts. In some cases, you can identify these forward-looking statements by the use of words such as “outlook,” “believe(s),” “expect(s),” “potential,” “continue(s),” “may,” “will,” “should,” “could,” “would,” “seek(s),” “predict(s),” “intend(s),” “trends,” “plan(s),” “estimate(s),” “anticipates,” “projection,” “will likely result” and or the negative version of these words or other comparable words of a future or forward-looking nature. Such forward-looking statements are subject to various risks and uncertainties. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements. These factors include, but are not limited to, the following:

•
our ability to retain existing users or attract new users and to convert users to paying users
•
competition and changes in the competitive landscape of our market
•
our ability to distribute our dating products through third parties, such as Apple App Store or Google Play Store, and offset related fees
•
the impact of data security breaches or cyber attacks on our systems and the costs of remediation related to any such incidents
•
the continued development and upgrading of our technology platform and our ability to adapt to rapid technological developments and changes in a timely and cost-effective manner
•
our ability to obtain, maintain, protect and enforce intellectual property rights and successfully defend against claims of infringement, misappropriation or other violations of third-party intellectual property
•
our ability to comply with complex and evolving U.S. and international laws and regulations relating to our business, including data privacy laws
•
foreign currency exchange rate fluctuations
•
risks relating to certain of our international operations, including geopolitical conditions and successful expansion into new markets
•
the impact of current developments in Russia, Ukraine and surrounding countries on our business and users, including the impact of our decision to discontinue our operations in Russia and remove our apps from the Apple App Store and Google Play Store in Russia and Belarus
•
control of us by Blackstone and our Founder (each, as defined below)
•
the outsized voting rights of Blackstone and our Founder
•
the inability to attract hire and retain a highly qualified and diverse workforce, or maintain our corporate culture
•
changes in business or macroeconomic conditions, including the impact of the Coronavirus Disease 2019 (“COVID-19”) (and other widespread health emergencies or pandemics) and measures taken in response, lower consumer confidence in our business or in the online dating industry generally, recessionary conditions, increased unemployment rates, stagnant or declining wages, changes in inflation or interest rates, political unrest, armed conflicts or natural disasters

For more information regarding these and other risks and uncertainties that we face, see Part I, “Item 1A—Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2021 (“2021 Form 10-K”). These factors should not be construed as exhaustive and we caution you that the important factors referenced above may not contain all of the factors that are important to you. Bumble Inc. undertakes no obligation to publicly update or review any forward-looking statements, whether as a result of new information, future developments or otherwise, except as required by law.

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
•
“Incentive Units” refers to the class of units of Bumble Holdings created by the reclassification of the Class B Units in the Reclassification. The Incentive Units are “profit interests” having economic characteristics similar to stock appreciation rights and having the right to share in any equity value of Bumble Holdings above specified participation thresholds. Vested Incentive Units may be converted to Common Units and be subsequently exchanged for shares of Class A common stock.
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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

Bumble Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share information)

(Unaudited)

	September 30, 2022	December 31, 2021
ASSETS
Cash and cash equivalents	$365,105	$369,175
Accounts receivable, net of allowances	56,524	47,538
Other current assets	30,384	52,751
Total current assets	452,013	469,464
Right-of-use assets	19,784	26,410
Property and equipment, net	12,973	14,627
Goodwill	1,576,266	1,540,112
Intangible assets, net	1,673,776	1,696,798
Deferred tax assets, net	23,106	19,572
Other noncurrent assets	34,920	10,013
Total assets	$3,792,838	$3,776,996
LIABILITIES AND BUMBLE INC. SHAREHOLDERS’ / BUZZ HOLDINGS L.P. OWNERS’ EQUITY
Accounts payable	$10,504	$19,169
Deferred revenue	44,898	39,569
Accrued expenses and other current liabilities	78,477	111,482
Current portion of long-term debt, net	5,750	5,750
Total current liabilities	139,629	175,970
Long-term debt, net	620,239	623,231
Deferred tax liabilities, net	9,398	—
Payable to related parties pursuant to a tax receivable agreement	388,980	388,780
Other long-term liabilities	72,288	119,246
Total liabilities	1,230,534	1,307,227
Commitments and contingencies (Note 18)
Bumble Inc. Shareholders’ / Buzz Holdings L.P. Owners’ Equity:
Class A common stock (par value $0.01 per share, 6,000,000,000 shares authorized; 129,645,692 and 129,212,949 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively)	1,297	1,292
Class B common stock (par value $0.01 per share, 1,000,000 shares authorized; 20 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively)	—	—
Preferred stock (par value $0.01; authorized 600,000,000 shares; no shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively)	—	—
Additional paid-in capital	1,661,410	1,588,426
Accumulated deficit	(29,301)	(60,125)
Accumulated other comprehensive income	62,075	78,603
Total Bumble Inc. shareholders’ / Buzz Holdings L.P. owners’ equity	1,695,481	1,608,196
Noncontrolling interests	866,823	861,573
Total shareholders’ / owners’ equity	2,562,304	2,469,769
Total liabilities and shareholders’ / owners’ equity	$3,792,838	$3,776,996

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Bumble Inc.

Condensed Consolidated Statements of Operations

(In thousands, except per share / unit information)

(Unaudited)

	Three Months Ended September 30, 2022	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2022	Nine Months Ended September 30, 2021
Revenue	$232,639	$199,147	$661,875	$553,865
Operating costs and expenses:
Cost of revenue	64,581	55,265	181,702	151,597
Selling and marketing expense	64,316	55,105	180,628	151,654
General and administrative expense	29,815	45,726	107,636	215,631
Product development expense	25,828	24,231	73,479	84,197
Depreciation and amortization expense	19,755	27,022	73,835	80,882
Total operating costs and expenses	204,295	207,349	617,280	683,961
Operating earnings (loss)	28,344	(8,202)	44,595	(130,096)
Interest income (expense)	(6,866)	(5,676)	(18,446)	(18,861)
Other income (expense), net	6,545	3,773	24,729	7,489
Income (loss) before income taxes	28,023	(10,105)	50,878	(141,468)
Income tax benefit (provision)	(1,618)	(280)	(5,756)	437,122
Net earnings (loss)	26,405	(10,385)	45,122	295,654
Net earnings (loss) attributable to noncontrolling interests	8,342	(3,052)	14,298	(26,603)
Net earnings (loss) attributable to Bumble Inc. shareholders / Buzz Holdings L.P. owners	$18,063	$(7,333)	$30,824	$322,257
Net earnings (loss) per share / unit attributable to Bumble Inc. shareholders / Buzz Holdings L.P. owners
Basic earnings (loss) per share / unit	$0.14	$(0.06)	$0.24	$1.57
Diluted earnings (loss) per share / unit	$0.14	$(0.06)	$0.23	$1.53

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Bumble Inc.

Condensed Consolidated Statements of Comprehensive Operations

(In thousands)

(Unaudited)

	Three Months Ended September 30, 2022	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2022	Nine Months Ended September 30, 2021
Net earnings (loss)	$26,405	$(10,385)	$45,122	$295,654
Other comprehensive income (loss), net of tax:
Change in foreign currency translation adjustment	(14,220)	(2,878)	(24,398)	(7,304)
Total other comprehensive income (loss), net of tax	(14,220)	(2,878)	(24,398)	(7,304)
Comprehensive income (loss)	12,185	(13,263)	20,724	288,350
Comprehensive income (loss) attributable to noncontrolling interests	4,051	(3,564)	6,428	(28,751)
Comprehensive income (loss) attributable to Bumble Inc. shareholders / Buzz Holdings L.P. owners	$8,134	$(9,699)	$14,296	$317,101

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Bumble Inc.

Condensed Consolidated Statements of Changes in Equity

Three months ended September 30, 2022

(In thousands, except per share amounts)

(Unaudited)

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Bumble Inc. Owners'/ Shareholders'	Noncontrolling	Total Shareholders’ / Owners'
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Deficit)	Equity	Interests	Equity
Balance as of June 30, 2022	129,559,112	$1,296	20	$—	$1,623,562	$(47,364)	$72,004	$1,649,498	$863,707	$2,513,205
Net earnings (loss)	—	—	—	—	—	18,063	—	18,063	8,342	26,405
Stock-based compensation expense	—	—	—	—	38,072	—	—	38,072	—	38,072
Cancellation of restricted shares	(3,329)	—	—	—	(45)	—	—	(45)	45	—
Restricted stock units issued, net of shares withheld for taxes	89,909	1	—	—	(179)	—	—	(178)	(980)	(1,158)
Other comprehensive loss, net of tax	—	—	—	—	—	—	(9,929)	(9,929)	(4,291)	(14,220)
Balance as of September 30, 2022	129,645,692	$1,297	20	$—	$1,661,410	$(29,301)	$62,075	$1,695,481	$866,823	$2,562,304

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Bumble Inc.

Condensed Consolidated Statements of Changes in Equity

Three months ended September 30, 2021

(In thousands, except per share amounts)

(Unaudited)

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Treasury Stock		Accumulated	Accumulated Other Comprehensive	Total Bumble Inc. Owners'/ Shareholders'	Noncontrolling	Total Owners’ / Shareholders’
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Income (Deficit)	Equity	Interests	Equity
Balance as of June 30, 2021	119,799,036	$1,198	20	$—	$1,432,125	—	—	$(40,350)	$77,572	$1,470,545	$1,006,571	$2,477,116
Net loss	—	—	—	—	—	—	—	(7,333)	—	(7,333)	(3,052)	(10,385)
Stock-based compensation expense	—	—	—	—	23,763	—	—	—	—	23,763	—	23,763
Impact of Tax Receivable Agreement due to exchanges of Common Units	—	—	—	—	(26,085)	—	—	—	—	(26,085)	—	(26,085)
Cancellation of restricted shares	(145,416)	(1)	—	—	(2,154)	—	—	—	—	(2,155)	2,155	—
Exercise of stock options	12,668	—	—	—	734	—	—	—	—	734	(189)	545
Restricted stock units issued, net of shares withheld for taxes	230,389	2	—	—	(4,953)	—	—	—	—	(4,951)	(3,444)	(8,395)
Exchange of Common Units for Class A common stock	9,344,903	93	—	—	139,581	—	—	—	—	139,674	(139,674)	—
Other comprehensive loss, net of tax	—	—	—	—	—	—		—	(2,366)	(2,366)	(512)	(2,878)
Balance as of September 30, 2021	129,241,580	$1,292	20	$—	$1,563,011	—	—	$(47,683)	$75,206	$1,591,826	$861,855	$2,453,681

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Bumble Inc.

Condensed Consolidated Statements of Changes in Equity

Nine months ended September 30, 2022

(In thousands, except per share amounts)

(Unaudited)

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Bumble Inc. Owners'/ Shareholders'	Noncontrolling	Total Shareholders’ / Owners'
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Equity	Interests	Equity
Balance as of December 31, 2021	129,212,949	$1,292	20	$—	$1,588,426	$(60,125)	$78,603	$1,608,196	$861,573	$2,469,769
Net earnings (loss)	—	—	—	—	—	30,824	—	30,824	14,298	45,122
Stock-based compensation expense	—	—	—	—	79,363	—	—	79,363	—	79,363
Impact of Tax Receivable Agreement due to exchanges of Common Units	—	—	—	—	(200)	—	—	(200)	—	(200)
Cancellation of restricted shares	(28,988)	—	—	—	(109)	—	—	(109)	109	—
Exercise of stock options	—	—	—	—	—	—	—	—	—	—
Restricted stock units issued, net of shares withheld for taxes	399,887	4	—	—	(6,000)	—	—	(5,996)	(1,356)	(7,352)
Exchange of Common Units for Class A common stock	61,844	1	—	—	(70)	—	—	(69)	69	—
Other comprehensive loss, net of tax	—	—	—	—	—	—	(16,528)	(16,528)	(7,870)	(24,398)
Balance as of September 30, 2022	129,645,692	$1,297	20	$—	$1,661,410	$(29,301)	$62,075	$1,695,481	$866,823	$2,562,304

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Bumble Inc.

Condensed Consolidated Statements of Changes in Equity

Nine months ended September 30, 2021

(In thousands, except per share amounts)

(Unaudited)

	Limited Partners'	Class A Common Stock		Class B Common Stock		Additional Paid-in	Treasury Stock		Accumulated	Accumulated Other Comprehensive	Total Bumble Inc. Owners'/ Shareholders'	Noncontrolling	Total Shareholders’ / Owners'
	Equity	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Income	Equity	Interests	Equity
Balance as of December 31, 2020	$1,903,121	—	$—	100	$—	$—	—	$—	$695	$176,244	$2,080,060	$806	$2,080,866
Acquisition of noncontrolling interests	806	—	—	—	—	—	—	—	—	—	806	(806)	—
Net earnings prior to Reorganization Transactions	370,635	—	—	—	—	—	—	—	—	—	370,635	—	370,635
Stock-based compensation expense	11,587	—	—	—	—	—	—	—	—	—	11,587	—	11,587
Effect of the Reorganization Transactions (as adjusted)	(2,286,149)	82,642,374	826	—	—	1,075,019	—	—	—	(95,882)	(1,306,186)	1,306,186	—
Retirement of Class B common stock	—	—	—	(80)	—	—	—	—	—	—	—	—	—
Issuance of Class A common stock sold in the initial public offering, net of offering costs	—	57,500,000	575	—	—	2,236,787	—	—	—	—	2,237,362	121,009	2,358,371
Purchase of Class A Common Stock in the initial public offering	—	—	—	—	—	—	24,798,848	(1,018,365)	—	—	(1,018,365)	—	(1,018,365)
Purchase of Common Units from Pre-IPO Common Unitholders in the initial public offering	—	—	—	—	—	(609,489)	—	—	—	—	(609,489)	(363,800)	(973,289)
Vested Incentive Units	—	—	—	—	—	(6,385)	—	—	—	—	(6,385)	6,385	—
Issuance of Founder loan common units	—	—	—	—	—	(29,034)	—	—	—	—	(29,034)	29,034	—
Equity plan modification from liability to equity settled due to Reorganization	—	—	—	—	—	22,107	—	—	—	—	22,107	—	22,107
Tax Receivable Agreement from Reorganization Transactions	—	—	—	—	—	(387,669)	—	—	—	—	(387,669)	—	(387,669)
Stock-based compensation expense	—	—	—	—	—	79,573	—	—	—	—	79,573	—	79,573
Retirement of treasury stock and restored to authorized but unissued	—	(24,798,848)	(248)	—	—	(1,018,117)	(24,798,848)	1,018,365	—	—	—	—	—
Cancellation of restricted shares	—	(145,416)	(1)	—	—	(2,154)	—	—	—	—	(2,155)	2,155	—

Exercise of stock options	—	12,668	—	—	—	734	—	—	—	—	734	(189)	545
Restricted stock units issued, net of shares withheld for taxes	—	230,389	2	—	—	(4,953)	—	—	—	—	(4,951)	(3,444)	(8,395)
Exchange of Common Units for Class A common stock	—	13,800,413	138	—	—	206,592	—	—	—	—	206,730	(206,730)	—
Net loss subsequent to Reorganization Transactions	—	—	—	—	—	—	—	—	(48,378)	—	(48,378)	(26,603)	(74,981)
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	—	—	(5,156)	(5,156)	(2,148)	(7,304)
Balance as of September 30, 2021	$—	129,241,580	$1,292	20	$—	$1,563,011	—	$—	$(47,683)	$75,206	$1,591,826	$861,855	$2,453,681

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Bumble Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30, 2022	Nine Months Ended September 30, 2021
Cash flows from operating activities:
Net earnings (loss)	$45,122	$295,654
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	73,835	80,882
Impairment loss	4,388	—
Loss on extinguishment of long term debt	—	3,398
Changes in fair value of interest rate swaps	(18,404)	(2,789)
Changes in fair value of contingent earn-out liability	(46,399)	77,659
Changes in fair value of investments in equity securities	(38)	—
Non-cash lease expense	3,479	4,247
Deferred income tax	(6,501)	(443,096)
Stock-based compensation expense	77,179	99,502
Net foreign exchange difference	(14,413)	(2,257)
Other, net	(1,140)	3,727
Changes in assets and liabilities:
Accounts receivable	(5,176)	(4,954)
Other current assets	20,261	(5,284)
Accounts payable	(9,841)	(13,124)
Deferred revenue	4,679	7,773
Legal liabilities	(7,130)	(45,631)
Accrued expenses and other current liabilities	(38,088)	(35,721)
Other, net	(44)	271
Net cash provided by (used in) operating activities	81,769	20,257
Cash flows from investing activities:
Capital expenditures	(11,311)	(9,388)
Acquisition of business, net of cash acquired	(69,720)	—
Other, net	—	31
Net cash provided by (used in) investing activities	(81,031)	(9,357)
Cash flows from financing activities:
Proceeds from issuance of Class A common stock sold in initial public offering, net of offering costs	—	2,358,371
Payments to purchase and retire common stock	—	(1,018,365)
Purchase of Common Units from Pre-IPO Common Unitholders in the initial public offering	—	(973,289)
Withholding tax paid on behalf of employees on stock-based awards	(7,352)	(9,338)
Proceeds from exercise of options	—	545
Repayment of term loan	(4,313)	(205,000)
Net cash provided by (used in) financing activities	(11,665)	152,924
Effects of exchange rate changes on cash and cash equivalents	13,641	(535)
Net increase (decrease) in cash and cash equivalents	2,714	163,289
Cash and cash equivalents, beginning of the period	369,175	128,286
Cash and cash equivalents and restricted cash, end of the period	371,889	291,575
Less restricted cash	6,784	—
Cash and cash equivalents, end of the period	$365,105	$291,575

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

Assuming the exchange of all outstanding Common Units for shares of Class A common stock on a one-for-one basis under the exchange agreement entered into by holders of Common Units, there would be 188,379,019 shares of Class A common stock outstanding (which does not reflect any shares of Class A common stock issuable in exchange for as-converted Incentive Units or upon settlement of certain other interests) as of September 30, 2022.

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

Basis of Presentation and Consolidation

The unaudited condensed consolidated financial statements that accompany these notes include the financial statements of the Company, all entities that are wholly-owned by the Company and all entities in which the Company has a controlling financial interest. Intercompany transactions and balances have been eliminated. The unaudited condensed consolidated financial statements have been prepared in conformity with U.S. GAAP, consistent in all material respects with those applied in the Company's 2021 Form 10-K, with the exception of the correction of certain errors as discussed below. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated statements and notes thereto included in the 2021 Form 10-K.

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

Revision of Previously Issued Financial Statements

In connection with the preparation of our consolidated financial statements, we identified certain immaterial prior period adjustments related to the recognition and presentation of debt issuance costs and refunds from third-party aggregators in previously issued financial statements. In addition, we recorded certain other previously identified adjustments that were deemed immaterial to the periods presented.

In accordance with SAB No. 99, “Materiality,” and SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” we evaluated the errors and determined that the related impacts were not material to our financial statements for any prior annual or interim periods, but that correcting the cumulative impact of the errors would be significant to our results of operations for the three and nine months ended September 30, 2022. Accordingly, we have revised previously reported financial information for such immaterial errors. A summary of revisions to certain previously reported financial information presented herein for comparative purposes is included in Note 3, Revisions of Previously Issued Financial Statements.

Note 2 - Summary of Selected Significant Accounting Policies

Included below are selected significant accounting policies including those that were added or modified during the nine months ended September 30, 2022 as a result of new transactions entered into or the adoption of new accounting policies. Refer to Note 2, Summary of Selected Significant Accounting Policies, within the annual consolidated financial statements in our 2021 Form 10-K for the full list of our significant accounting policies.

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

Cash, Cash Equivalents and Restricted Cash

Cash and cash equivalents include cash in banks, cash on hand, cash in electronic money accounts and overnight deposits.

As of September 30, 2022, the Company has classified the cash held in Russia as restricted cash due to the sanctions imposed by the Russia-Ukraine Conflict, which is included in “Other noncurrent assets” within the accompanying condensed consolidated balance sheets.

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

During the nine months ended September 30, 2022, the Company determined that a right-of-use asset associated with its decision to discontinue its operations in Russia was fully impaired and recognized an impairment charge of $4.4 million in “General and administrative expense” within the accompanying condensed consolidated statement of operations. See Note 9, Restructuring, for additional information on impairment.

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

As permitted under the practical expedient available under ASU No. 2014-09, Revenue from Contracts with Customers, the Company does not disclose the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less, and (ii) contracts for which the Company recognizes revenue at the amount which it has the right to invoice for services performed.

During the three and nine months ended September 30, 2022 and 2021, there were no customers representing greater than 10% of total revenue.

For the periods presented, revenue across apps was as follows (in thousands):

	Three Months Ended September 30, 2022	(As Revised) Three Months Ended September 30, 2021	Nine Months Ended September 30, 2022	(As Revised) Nine Months Ended September 30, 2021
Bumble App	$180,641	$141,216	$503,482	$379,176
Badoo App and Other	51,998	57,931	158,393	174,689
Total Revenue	$232,639	$199,147	$661,875	$553,865

Deferred Revenue

Deferred revenue consists of advance payments that are received or are contractually due in advance of the Company's performance. The Company’s deferred revenue is reported on a contract by contract basis at the end of each reporting period. The Company classifies deferred revenue as current when the term of the applicable subscription period or expected completion of the performance obligation is one year or less. The deferred revenue balance is $44.9 million and $39.6 million as of September 30, 2022 and December 31, 2021, respectively, all of which is classified as a current liability. During the three months ended September 30, 2022 and 2021, the Company recognized revenue of $2.5 million and $2.0 million, that was included in the deferred revenue balance at the beginning of each respective period. During the nine months ended September 30, 2022 and 2021, the Company recognized revenue of $39.1 million and $29.9 million, that was included in the deferred revenue balance at the beginning of each respective period.

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

Restructuring Charges

Restructuring charges, associated with office closure or exiting a market, consist primarily of severance, relocation, right-of-use asset impairment and other related costs. The Company evaluates the nature of these costs to determine if they relate to ongoing benefit arrangements which are accounted for under ASC 712, Compensation - Nonretirement Postemployment Benefits, or one-time benefit arrangements which are accounted for under ASC 420, Exit or Disposal Cost Obligations. The Company records a liability for ongoing employee termination benefits when it is probable that an employee is entitled to them and the amount of the benefits can be reasonably estimated. One-time employee termination costs are recognized when management has communicated the termination plan to employees, unless future service is required, in which case the costs are recognized ratably over the future service period. All other related costs are recognized when incurred. See Note 9, Restructuring, for additional information.

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

See Note 14, Earnings (Loss) per Share / Unit, for additional information on dilutive securities.

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

See Note 15, Stock-based Compensation, for additional information on the Company’s stock-based compensation plans and awards.

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

Note 3 - Revisions of Previously-Issued Financial Statements

In preparing the condensed consolidated financial statements as of and for the three and nine months ended September 30, 2022, the Company identified certain errors in its previously issued financial statements related to the recognition and presentation of debt issuance costs and refunds from third-party aggregators. Accordingly, during 2022, 2021 and 2020, certain immaterial errors existed.

The Company assessed the materiality of the misstatements both quantitatively and qualitatively and determined the correction of these errors to be immaterial to all prior consolidated financial statements taken as a whole and, therefore, amending previously filed reports to correct the errors was not required. However, the Company concluded that the cumulative effect of correcting the errors in the quarter ended September 30, 2022 would materially misstate the Company’s unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2022. Accordingly, the Company has made the necessary adjustments to correct the prior periods financial statements as summarized below. In addition, the amounts labeled “Adjustment” also include certain other previously identified adjustments that were not recorded, as such errors were deemed immaterial to the periods presented. The Company will also revise such information in future filings to reflect the correction of the errors. The remainder of the notes to the Company's consolidated financial statements have been updated and revised, as applicable, to reflect the impacts of the adjustments described above.

The following tables summarize the revisions of previously-issued financial statements (in thousands):

Unaudited Condensed Consolidated Balance Sheets	June 30, 2022			June 30, 2021
	As Previously Reported	Adjustment	As Revised	As Previously Reported	Adjustment	As Revised
Deferred tax assets, net	$22,365	$1,100	$23,465	$15,175	$—	$15,175
Other noncurrent assets	22,860	581	23,441	3,913	806	4,719
Total assets	3,767,819	1,681	3,769,500	3,754,630	806	3,755,436
Deferred revenue	44,470	(355)	44,115	37,329	(355)	36,974
Current portion of long-term debt, net	2,588	3,162	5,750	2,588	3,162	5,750
Total current liabilities	211,859	2,807	214,666	170,689	2,807	173,496
Long-term debt, net	619,057	2,183	621,240	621,645	3,562	625,207
Payable to related parties pursuant to a tax receivable agreement	388,980	—	388,980	356,755	4,829	361,584
Total liabilities	1,251,305	4,990	1,256,295	1,267,122	11,198	1,278,320
Additional paid-in capital	1,621,917	1,645	1,623,562	1,339,583	92,542	1,432,125
Accumulated deficit	(40,853)	(6,511)	(47,364)	(35,928)	(4,422)	(40,350)
Accumulated other comprehensive income	73,667	(1,663)	72,004	175,198	(97,626)	77,572
Total Bumble Inc. shareholders’ / Buzz Holdings L.P. owners’ equity	1,656,027	(6,529)	1,649,498	1,480,051	(9,506)	1,470,545
Noncontrolling interests	860,487	3,220	863,707	1,007,457	(886)	1,006,571
Total shareholders’ / owners’ equity	2,516,514	(3,309)	2,513,205	2,487,508	(10,392)	2,477,116
Total liabilities and shareholders’ / owners’ equity	3,767,819	1,681	3,769,500	3,754,630	806	3,755,436

Unaudited Condensed Consolidated Statements of Operations and Unaudited Condensed Consolidated Statements of Comprehensive Operations	Three Months Ended June 30, 2022			Three Months Ended June 30, 2021			Six Months Ended June 30, 2022			Six Months Ended June 30, 2021
	As Previously Reported	Adjustment	As Revised	As Previously Reported	Adjustment	As Revised	As Previously Reported	Adjustment	As Revised	As Previously Reported	Adjustment	As Revised
Revenue	$220,454	$(1,248)	$219,206	$186,217	$(802)	$185,415	$431,653	$(2,417)	$429,236	$356,930	$(2,212)	$354,718
Cost of revenue	62,757	(1,248)	61,509	50,797	(802)	49,995	119,538	(2,417)	117,121	98,544	(2,212)	96,332
Total operating costs and expenses	223,222	(1,248)	221,974	195,715	(802)	194,913	415,402	(2,417)	412,985	478,824	(2,212)	476,612
Interest income (expense)	(6,281)	292	(5,989)	(5,921)	293	(5,628)	(12,164)	584	(11,580)	(13,650)	465	(13,185)
Other income (expense), net	4,954	—	4,954	4,731	—	4,731	18,184	—	18,184	11,722	(8,006)	3,716
Income (loss) before income taxes	(4,095)	292	(3,803)	(10,688)	293	(10,395)	22,271	584	22,855	(123,822)	(7,541)	(131,363)
Income tax benefit (provision)	(2,328)	1,100	(1,228)	(459)	—	(459)	(4,756)	618	(4,138)	436,117	1,285	437,402
Net earnings (loss)	(6,423)	1,392	(5,031)	(11,147)	293	(10,854)	17,515	1,202	18,717	312,295	(6,256)	306,039
Net earnings (loss) attributable to noncontrolling interests	(2,031)	440	(1,591)	(4,064)	1,381	(2,683)	5,512	444	5,956	(22,412)	(1,139)	(23,551)
Net earnings (loss) attributable to Bumble Inc. shareholders / Buzz Holdings L.P. owners	(4,392)	952	(3,440)	(7,083)	(1,088)	(8,171)	12,003	758	12,761	334,707	(5,117)	329,590
Change in foreign currency translation adjustment	(8,973)	—	(8,973)	(5,467)	—	(5,467)	(10,178)	—	(10,178)	(9,034)	4,608	(4,426)
Total other comprehensive income (loss), net of tax	(8,973)	—	(8,973)	(5,467)	—	(5,467)	(10,178)	—	(10,178)	(9,034)	4,608	(4,426)
Comprehensive income (loss)	(15,396)	1,392	(14,004)	(16,614)	293	(16,321)	7,337	1,202	8,539	303,261	(1,648)	301,613
Comprehensive income (loss) attributable to noncontrolling interests	(4,866)	212	(4,654)	(6,057)	1,334	(4,723)	2,296	81	2,377	(25,792)	605	(25,187)
Comprehensive income (loss) attributable to Bumble Inc. shareholders / Buzz Holdings L.P. owners	(10,530)	1,180	(9,350)	(10,557)	(1,041)	(11,598)	5,041	1,121	6,162	329,053	(2,253)	326,800
Net earnings (loss) per share / unit attributable to Bumble Inc. shareholders / Buzz Holdings L.P. owners
Basic earnings (loss) per share / unit	(0.03)	—	(0.03)	(0.06)	—	(0.06)	0.09	0.01	0.10	1.67	(0.04)	1.63
Diluted earnings (loss) per share / unit	(0.03)	—	(0.03)	(0.06)	—	(0.06)	0.09	0.01	0.10	1.62	(0.03)	1.59

Unaudited Condensed Consolidated Statements of Cash Flows	Six Months Ended June 30, 2022			Six Months Ended June 30, 2021
	As Previously Reported	Adjustment	As Revised	As Previously Reported	Adjustment	As Revised
Cash flows from operating activities:
Net Earnings	$17,515	$1,202	$18,717	$312,295	$(6,256)	$306,039
Loss on extinguishment of long term debt	—	—	—	—	3,398	3,398
Deferred income tax	(3,275)	(618)	(3,893)	(441,841)	(1,285)	(443,126)
Net foreign exchange difference	(5,535)	—	(5,535)	(7,421)	4,608	(2,813)
Other, net	689	(584)	105	3,875	(465)	3,410
Accrued expenses and other current liabilities	(37,407)	—	(37,407)	(29,092)	(2,534)	(31,626)
Net cash provided by (used in) operating activities	44,767	—	44,767	(31,439)	(2,534)	(33,973)
Cash flows from financing activities:
Repayment of term loan	(2,875)	—	(2,875)	(206,096)	2,534	(203,562)
Net cash provided by (used in) financing activities	(9,069)	—	(9,069)	160,621	2,534	163,155

Unaudited Condensed Consolidated Balance Sheets	March 31, 2022			March 31, 2021
	As Previously Reported	Adjustment	As Revised	As Previously Reported	Adjustment	As Revised
Other noncurrent assets	$20,142	$638	$20,780	$4,267	$863	$5,130
Total assets	3,795,402	638	3,796,040	3,770,114	863	3,770,977
Deferred revenue	40,679	(355)	40,324	33,370	(355)	33,015
Accrued expenses and other current liabilities	114,129	—	114,129	142,652	2,533	145,185
Current portion of long-term debt, net	2,588	3,162	5,750	9,996	(2,121)	7,875
Total current liabilities	166,232	2,807	169,039	201,065	57	201,122
Long-term debt, net	619,704	2,532	622,236	619,542	6,662	626,204
Payable to related parties pursuant to a tax receivable agreement	388,980	—	388,980	356,755	4,829	361,584
Total liabilities	1,286,257	5,339	1,291,596	1,295,908	11,548	1,307,456
Additional paid-in capital	1,598,567	1,645	1,600,212	2,259,381	93,934	2,353,315
Accumulated deficit	(36,461)	(7,463)	(43,924)	(28,845)	(3,334)	(32,179)
Accumulated other comprehensive income	79,805	(1,892)	77,913	178,672	(97,673)	80,999
Total Bumble Inc. shareholders’ / Buzz Holdings L.P. owners’ equity	1,643,207	(7,710)	1,635,497	1,392,244	(7,073)	1,385,171
Noncontrolling interests	865,938	3,009	868,947	1,081,962	(3,612)	1,078,350
Total shareholders’ / owners’ equity	2,509,145	(4,701)	2,504,444	2,474,206	(10,685)	2,463,521
Total liabilities and shareholders’ / owners’ equity	3,795,402	638	3,796,040	3,770,114	863	3,770,977

Unaudited Condensed Consolidated Statements of Operations and Unaudited Condensed Consolidated Statements of Comprehensive Operations	Three Months Ended March 31, 2022			Three Months Ended March 31, 2021
	As Previously Reported	Adjustment	As Revised	As Previously Reported	Adjustment	As Revised
Revenue	$211,199	$(1,169)	$210,030	$170,713	$(1,410)	$169,303
Cost of revenue	56,781	(1,169)	55,612	47,747	(1,410)	46,337
Total operating costs and expenses	192,180	(1,169)	191,011	283,109	(1,410)	281,699
Interest income (expense)	(5,883)	292	(5,591)	(7,729)	172	(7,557)
Other income (expense), net	13,230	—	13,230	6,991	(8,006)	(1,015)
Income (loss) before income taxes	26,366	292	26,658	(113,134)	(7,834)	(120,968)
Income tax benefit (provision)	(2,428)	(482)	(2,910)	436,576	1,285	437,861
Net earnings (loss)	23,938	(190)	23,748	323,442	(6,549)	316,893
Net earnings (loss) attributable to noncontrolling interests	7,543	4	7,547	(18,348)	(2,520)	(20,868)
Net earnings (loss) attributable to Bumble Inc. shareholders / Buzz Holdings L.P. owners	16,395	(194)	16,201	341,790	(4,029)	337,761
Change in foreign currency translation adjustment	(1,205)	—	(1,205)	(3,567)	4,608	1,041
Total other comprehensive income (loss), net of tax	(1,205)	—	(1,205)	(3,567)	4,608	1,041
Comprehensive income (loss)	22,733	(190)	22,543	319,875	(1,941)	317,934
Comprehensive income (loss) attributable to noncontrolling interests	7,162	(131)	7,031	(19,735)	(729)	(20,464)
Comprehensive income (loss) attributable to Bumble Inc. shareholders / Buzz Holdings L.P. owners	15,571	(59)	15,512	339,610	(1,212)	338,398
Net earnings (loss) per share / unit attributable to Bumble Inc. shareholders / Buzz Holdings L.P. owners
Basic earnings (loss) per share / unit	0.13	—	0.13	1.74	(0.04)	1.70
Diluted earnings (loss) per share / unit	0.13	(0.01)	0.12	1.69	(0.04)	1.65

Unaudited Condensed Consolidated Statements of Cash Flows	Three Months Ended March 31, 2022			Three Months Ended March 31, 2021
	As Previously Reported	Adjustment	As Revised	As Previously Reported	Adjustment	As Revised
Cash flows from operating activities:
Net Earnings	$23,938	$(190)	$23,748	$323,442	$(6,549)	$316,893
Loss on extinguishment of long term debt	—	—	—	—	3,398	3,398
Deferred income tax	(2,961)	482	(2,479)	(441,682)	(1,285)	(442,967)
Net foreign exchange difference	(5,705)	—	(5,705)	(2,307)	4,608	2,301
Other, net	8,365	(292)	8,073	2,787	(172)	2,615
Net cash provided by (used in) operating activities	19,358	—	19,358	(45,582)	—	(45,582)

Unaudited Consolidated Balance Sheets	December 31, 2021			December 31, 2020
	As Previously Reported	Adjustment	As Revised	As Previously Reported	Adjustment	As Revised
Goodwill	$1,540,112	$—	$1,540,112	$1,540,915	$(803)	$1,540,112
Deferred tax assets, net	19,090	482	19,572	—	104	104
Other noncurrent assets	9,319	694	10,013	3,319	919	4,238
Total assets	3,775,820	1,176	3,776,996	3,637,268	220	3,637,488
Deferred revenue	39,924	(355)	39,569	31,269	(355)	30,914
Current portion of long-term debt, net	2,588	3,162	5,750	5,338	3,162	8,500
Total current liabilities	173,163	2,807	175,970	241,334	2,807	244,141
Long-term debt, net	620,351	2,880	623,231	820,876	742	821,618
Deferred tax liabilities, net	—	—	—	428,087	586	428,673
Total liabilities	1,301,540	5,687	1,307,227	1,552,487	4,135	1,556,622
Additional paid-in capital	1,586,781	1,645	1,588,426	—	—	—
Accumulated deficit	(52,856)	(7,269)	(60,125)	—	695	695
Accumulated other comprehensive income	80,629	(2,026)	78,603	180,852	(4,608)	176,244
Total Bumble Inc. shareholders’ / Buzz Holdings L.P. owners’ equity	1,615,846	(7,650)	1,608,196	2,083,973	(3,913)	2,080,060
Noncontrolling interests	858,434	3,139	861,573	808	(2)	806
Total shareholders’ / owners’ equity	2,474,280	(4,511)	2,469,769	2,084,781	(3,915)	2,080,866
Total liabilities and shareholders’ / owners’ equity	3,775,820	1,176	3,776,996	3,637,268	220	3,637,488

Unaudited Consolidated Statements of Operations and Unaudited Consolidated Statements of Comprehensive Operations	Year Ended December 31, 2021			Period from January 29, through December 31, 2020
	As Previously Reported	Adjustment	As Revised	As Previously Reported	Adjustment	As Revised
Revenue	$765,660	$(4,750)	$760,910	$542,192	$(2,646)	$539,546
Cost of revenue	209,921	(4,750)	205,171	146,629	(3,001)	143,628
General and administrative expense	265,738	—	265,738	178,615	3,192	181,807
Total operating costs and expenses	900,343	(4,750)	895,593	616,593	191	616,784
Operating earnings (loss)	(134,683)	—	(134,683)	(74,401)	(2,837)	(77,238)
Interest income (expense)	(25,609)	1,035	(24,574)	(22,134)	207	(21,927)
Other income (expense), net	11,166	(8,006)	3,160	(5,525)	4,608	(917)
Income (loss) before income taxes	(149,126)	(6,971)	(156,097)	(102,060)	1,978	(100,082)
Income tax benefit (provision)	436,071	1,766	437,837	(8,126)	(1,285)	(9,411)
Net earnings (loss)	286,945	(5,205)	281,740	(110,186)	693	(109,493)
Net earnings (loss) attributable to noncontrolling interests	(30,834)	2,759	(28,075)	808	(2)	806
Net earnings (loss) attributable to Bumble Inc. shareholders / Buzz Holdings L.P. owners	317,779	(7,964)	309,815	(110,994)	695	(110,299)
Change in foreign currency translation adjustment	(7,319)	4,609	(2,710)	180,852	(4,608)	176,244
Total other comprehensive income (loss), net of tax	(7,319)	4,609	(2,710)	180,852	(4,608)	176,244
Comprehensive income (loss)	279,626	(596)	279,030	70,666	(3,915)	66,751
Comprehensive income (loss) attributable to noncontrolling interests	(33,673)	4,647	(29,026)	808	(2)	806
Comprehensive income (loss) attributable to Bumble Inc. shareholders / Buzz Holdings L.P. owners	313,299	(5,243)	308,056	69,858	(3,913)	65,945
Net earnings (loss) per share / unit attributable to Bumble Inc. shareholders / Buzz Holdings L.P. owners
Basic earnings (loss) per share / unit	1.52	(0.02)	1.50	(0.05)	0.01	(0.04)
Diluted earnings (loss) per share / unit	1.48	(0.03)	1.45	(0.05)	0.01	(0.04)

Unaudited Consolidated Statements of Cash Flows	Year Ended December 31, 2021			Period from January 29, through December 31, 2020
	As Previously Reported	Adjustment	As Revised	As Previously Reported	Adjustment	As Revised
Cash flows from operating activities:
Net Earnings	$286,945	$(5,205)	$281,740	$(110,186)	$693	$(109,493)
Loss on extinguishment of long term debt	—	3,398	3,398	—	—	—
Deferred income tax	(446,629)	(1,766)	(448,395)	(789)	1,285	496
Net foreign exchange difference	4,084	4,608	8,692	6,945	(4,608)	2,337
Other, net	6,093	(1,035)	5,058	3,604	(207)	3,397
Deferred revenue	8,654	—	8,654	22,169	(355)	21,814
Net cash provided by (used in) operating activities	104,837	—	104,837	56,261	(3,192)	53,069
Cash flows from financing activities:
Debt issuance costs	—	—	—	(21,105)	3,192	(17,913)
Net cash provided by (used in) financing activities	151,486	—	151,486	2,866,236	3,192	2,869,428

Unaudited Condensed Consolidated Balance Sheets	September 30, 2021
	As Previously Reported	Adjustment	As Revised
Other noncurrent assets	$4,238	$750	$4,988
Total assets	3,749,209	750	3,749,959
Deferred revenue	39,042	(355)	38,687
Current portion of long-term debt, net	2,588	3,162	5,750
Total current liabilities	157,926	2,807	160,733
Long-term debt, net	620,998	3,220	624,218
Payable to related parties pursuant to a tax receivable agreement	381,152	4,829	385,981
Total liabilities	1,285,422	10,856	1,296,278
Additional paid-in capital	1,470,451	92,560	1,563,011
Accumulated deficit	(42,813)	(4,870)	(47,683)
Accumulated other comprehensive income	173,229	(98,023)	75,206
Total Bumble Inc. shareholders’ / Buzz Holdings L.P. owners’ equity	1,602,159	(10,333)	1,591,826
Noncontrolling interests	861,628	227	861,855
Total shareholders’ / owners’ equity	2,463,787	(10,106)	2,453,681
Total liabilities and shareholders’ / owners’ equity	3,749,209	750	3,749,959

Unaudited Condensed Consolidated Statements of Operations and Unaudited Condensed Consolidated Statements of Comprehensive Operations	Three Months Ended September 30, 2021			Nine Months Ended September 30, 2021
	As Previously Reported	Adjustment	As Revised	As Previously Reported	Adjustment	As Revised
Revenue	$200,509	$(1,362)	$199,147	$557,439	$(3,574)	$553,865
Cost of revenue	56,627	(1,362)	55,265	155,171	(3,574)	151,597
Total operating costs and expenses	208,711	(1,362)	207,349	687,535	(3,574)	683,961
Interest income (expense)	(5,962)	286	(5,676)	(19,612)	751	(18,861)
Other income (expense), net	3,773	—	3,773	15,495	(8,006)	7,489
Income (loss) before income taxes	(10,391)	286	(10,105)	(134,213)	(7,255)	(141,468)
Income tax benefit (provision)	(280)	—	(280)	435,837	1,285	437,122
Net earnings (loss)	(10,671)	286	(10,385)	301,624	(5,970)	295,654
Net earnings (loss) attributable to noncontrolling interests	(3,786)	734	(3,052)	(26,198)	(405)	(26,603)
Net earnings (loss) attributable to Bumble Inc. shareholders / Buzz Holdings L.P. owners	(6,885)	(448)	(7,333)	327,822	(5,565)	322,257
Change in foreign currency translation adjustment	(2,878)	—	(2,878)	(11,912)	4,608	(7,304)
Total other comprehensive income (loss), net of tax	(2,878)	—	(2,878)	(11,912)	4,608	(7,304)
Comprehensive income (loss)	(13,549)	286	(13,263)	289,712	(1,362)	288,350
Comprehensive income (loss) attributable to noncontrolling interests	(4,695)	1,131	(3,564)	(30,487)	1,736	(28,751)
Comprehensive income (loss) attributable to Bumble Inc. shareholders / Buzz Holdings L.P. owners	(8,854)	(845)	(9,699)	320,199	(3,098)	317,101
Net earnings (loss) per share / unit attributable to Bumble Inc. shareholders / Buzz Holdings L.P. owners
Basic earnings (loss) per share / unit	(0.06)	—	(0.06)	1.60	(0.03)	1.57
Diluted earnings (loss) per share / unit	(0.06)	—	(0.06)	1.56	(0.03)	1.53

Unaudited Condensed Consolidated Statements of Cash Flows	Nine Months Ended September 30, 2021
	As Previously Reported	Adjustment	As Revised
Cash flows from operating activities:
Net Earnings	$301,624	$(5,970)	$295,654
Loss on extinguishment of long term debt	—	3,398	3,398
Deferred income tax	(441,811)	(1,285)	(443,096)
Net foreign exchange difference	(6,865)	4,608	(2,257)
Other, net	4,478	(751)	3,727
Accrued expenses and other current liabilities	(42,525)	6,804	(35,721)
Net cash provided by (used in) operating activities	13,453	6,804	20,257
Cash flows from financing activities:
Repayment of term loan	(207,534)	2,534	(205,000)
Withholding tax paid on behalf of employees on stock-based awards	—	(9,338)	(9,338)
Net cash provided by (used in) financing activities	159,728	(6,804)	152,924

Note 4 - Income Taxes

The Company is subject to U.S. federal and state income taxes and files consolidated income tax returns for U.S. federal and certain state jurisdictions with respect to its allocable share of any net taxable income of Buzz Holdings L.P. For the three and nine months ended September 30, 2022, our effective tax rates are 5.8% and 11.3%, respectively, which differ from the U.S. federal statutory tax rate of 21% primarily due to the geographical distribution of our earnings, income attributable to non-controlling interests, nondeductible stock-based compensation, and a valuation allowance recorded against certain deferred tax assets arising in the current year.

Our effective tax rate for the nine months ended September 30, 2021 was 309.0% which includes the discrete impact of the Company’s restructuring activities that occurred on January 1, 2021. Deferred tax liabilities of $448.2 million recorded at Maltese and UK entities related to relevant intangible property were written off in the first quarter of 2021, offset by $6.7 million of deferred tax assets recorded in Malta for related tax basis in transferred intangible property resulting in a net income tax benefit of $441.5 million during the period. In addition, the tax benefit for the three and nine months ended September 30, 2021 reflects the impact of our assessment that we will not be able to record the benefit of certain current year deferred tax assets for which a valuation allowance is recorded.

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

We have determined that it is more likely than not that we will be unable to realize tax benefits related to certain basis adjustments and acquired net operating losses that were received in connection with the Reorganization Transactions and our IPO. As a result of this determination, we have not recorded the benefit of these deferred tax assets as of September 30, 2022. The realizability of the deferred tax assets is evaluated based on all positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent results of operations. We will assess the realizability of the deferred tax assets at each reporting period, and a change in our estimate of our liability associated with the tax receivable agreement may result as additional information becomes available, including results of operations in future periods. At the time of the Sponsor Acquisition, the assets and liabilities of Bumble Holdings were adjusted to fair value on the closing date of the business combination for both financial reporting and income tax purposes. As a result of the IPO transaction, we inherited certain tax benefits associated with this stepped-up basis (“Common Basis”) created when certain pre-IPO owners acquired their interests in Bumble Holdings in the Sponsor Acquisition. This Common Basis entitles us to the depreciation and amortization deductions previously allocable to the pre-IPO owners. Based on current projections, we anticipate having sufficient taxable income to be able to realize the benefit of this Common Basis and have recorded a tax receivable agreement liability of $389.0 million related to these benefits as of September 30, 2022. To the extent that we determine that we are able to realize the tax benefits associated with the basis adjustments and net operating losses, we would record an additional liability of $281.0 million for a total liability of $670.0 million. If, in the future, we are not able to utilize the Common Basis, we would record a reduction in the tax receivable agreement liability to related parties that would result in a benefit recorded within our consolidated statement of operations.

Note 6 - Business Combination

The Company entered into a definitive agreement to purchase all of the outstanding shares of Flashgap SAS (“Flashgap”), pursuant to a Share Purchase Agreement dated January 31, 2022 (“Purchase Agreement”), by and among Bumble, Flashgap, and the company’s selling shareholders, for a purchase price of approximately $75.4 million. Flashgap (popularly known as Fruitz), is a fast growing dating app with a Gen Z focus, which is a growing segment of online dating consumers. Fruitz complements our existing Bumble and Badoo apps and will allow the Company to expand our product offerings to a dynamic Gen Z market. The acquisition of Fruitz was accounted for using the acquisition method of accounting which required that the assets acquired and liabilities assumed be recognized at their estimated fair values as of the acquisition date (based on Level 3 measurements). As detailed below, the Company entered into a contingent earn-out arrangement that was determined to be part of the purchase consideration. See Note 11, Fair Value Measurements for further discussion.

The following tables summarize the purchase consideration and the preliminary purchase price allocation to estimated fair values of the identifiable assets acquired and liabilities assumed (in thousands):

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

Goodwill, which is not expected to be tax deductible, is primarily attributable to assembled workforce, expected synergies and other factors. During the three months ended June 30, 2022, the Company adjusted the purchase price allocation for tax related matters in the amount of $0.4 million. The Company did not adjust the purchase price allocation during the three months ended September 30, 2022.

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

For the three and nine months ended September 30, 2022, the Company has recognized transaction costs related to the acquisition of $0.0 million and $1.1 million, respectively. These costs are recorded in “General and administrative expense” in the condensed consolidated statements of operations.

Note 7 - Property and Equipment, net

A summary of the Company’s property and equipment, net is as follows (in thousands):

	September 30, 2022	December 31, 2021
Computer equipment	$22,553	$21,675
Leasehold improvements	6,275	7,288
Furniture and fixtures	761	904
Total property and equipment, gross	$29,589	$29,867
Accumulated depreciation	(16,616)	(15,240)
Total property and equipment, net	$12,973	$14,627

Depreciation expense related to property and equipment, net for the three months ended September 30, 2022 and 2021 was $2.1 million and $2.3 million, respectively, and for the nine months ended September 30, 2022 and 2021 was $6.5 million and $7.0 million, respectively.

Note 8 - Goodwill and Intangible Assets, net

Goodwill

The changes in the carrying amount of goodwill for the periods presented is as follows (in thousands):

Balance as of December 31, 2021	$1,540,112
Fruitz acquisition	41,531
Foreign currency translation adjustment	(5,377)
Balance as of September 30, 2022	$1,576,266

Intangible Assets, net

A summary of the Company’s intangible assets, net is as follows (in thousands):

	September 30, 2022
	Gross Carrying Amount	Accumulated Amortization	Impairment losses	Net Carrying Amount	Weighted- Average Remaining Useful Life (Years)
Bumble and Badoo brands	$1,511,269	$—	$—	$1,511,269	Indefinite
Fruitz brand	33,074	(1,470)	—	31,604	14.3
Developed technology	248,381	(131,161)	—	117,220	2.4
User base	113,417	(112,815)	—	602	—
White label contracts	33,384	(6,953)	(26,431)	—	—
Other	15,645	(2,564)	—	13,081	4.4
Total intangible assets, net	$1,955,170	$(254,963)	$(26,431)	$1,673,776

	December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Impairment losses	Net Carrying Amount	Weighted- Average Remaining Useful Life (Years)
Bumble and Badoo brands	$1,511,269	$—	$—	$1,511,269	Indefinite
Developed technology	244,813	(93,845)	—	150,968	3.1
User base	112,695	(86,399)	—	26,296	0.6
White label contracts	33,384	(6,953)	(26,431)	—	—
Other	9,106	(841)	—	8,265	5.3
Total intangible assets, net	$1,911,267	$(188,038)	$(26,431)	$1,696,798

Amortization expense related to intangible assets, net for the three months ended September 30, 2022 and 2021 was $17.7 million and $24.8 million, respectively, and for the nine months ended September 30, 2022 and 2021 was $67.3 million and $74.0 million, respectively.

As of September 30, 2022, amortization of intangible assets with definite lives is estimated to be as follows (in thousands):

Remainder of 2022	$13,845
2023	55,378
2024	54,844
2025	8,553
2026 and thereafter	26,355
Total	$158,975

Note 9 - Restructuring

On March 8, 2022, the Company announced that it adopted a restructuring plan to discontinue its existing operations in Russia and remove its apps from the Apple App Store and Google Play Store in Russia and Belarus. The Company plans to substantially exit its Russian operations by the end of 2022. In connection with the restructuring plan, approximately 120 employees were impacted. The Company expects to incur restructuring charges totaling approximately $7.0 million to $10.0 million, consisting primarily of right-of-use asset impairment, severance benefits, relocation and other related costs during the twelve months ended December 31, 2022.

The following table presents the total restructuring charges by function (in thousands):

	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2022
Cost of revenue	$(14)	$125
Selling and marketing	—	34
General and administrative	789	6,561
Product development	(163)	1,053
Total	$612	$7,773

During the nine months ended September 30, 2022, the Company determined that the Moscow office was fully impaired and recorded an impairment charge of $4.4 million, which was included in “General and administrative” expense in the accompanying condensed consolidated statements of operations. Including the impairment charge, the Company incurred restructuring charges of $0.6 million and $7.8 million during the three and nine months ended September 30, 2022, respectively. The remaining amounts were primarily related to employee severance and relocation costs.

The following table summarizes the restructuring related liabilities (in thousands):

	Employee Related Benefits	Other	Total
Balance as of December 31, 2021	$—	$—	$—
Restructuring charges	3,222	163	3,385
Cash payments	(2,588)	(163)	(2,751)
Balance as of September 30, 2022	$634	$—	$634

On October 28, 2022, the Company entered into a lease termination agreement for its Moscow office (“Lease Termination Agreement”). The Lease Termination Agreement provides that the Lease Agreement, dated as of December 28, 2011, will terminate effective October 31, 2022. As consideration for Landlord’s agreement to enter into the Lease Termination Agreement, the Company was required to pay approximately $1.8 million.

Note 10 - Other Financial Data

Consolidated Balance Sheets Information

Other current assets are comprised of the following balances (in thousands):

	September 30, 2022	December 31, 2021
Capitalized aggregator fees	$10,451	$8,183
Prepayments	14,189	10,989
Income tax receivable	284	30,563
Other receivables	5,460	3,016
Total other current assets	$30,384	$52,751

Accrued expenses and other current liabilities are comprised of the following balances (in thousands):

	September 30, 2022	December 31, 2021
Legal liabilities	$1,340	$8,767
Accrued expenses	53,889	39,849
Lease liabilities	5,037	3,898
Income tax payable	4,344	42,317
Other payables	13,867	16,651
Total accrued expenses and other current liabilities	$78,477	$111,482

Other non-current liabilities are comprised of the following balances (in thousands):

	September 30, 2022	December 31, 2021
Lease liabilities	$18,516	$21,711
Contingent earn-out liability	53,010	96,600
Other liabilities	762	935
Total other liabilities	$72,288	$119,246

Note 11 - Fair Value Measurements

The following tables present the Company’s financial instruments that are measured at fair value on a recurring basis (in thousands):

	September 30, 2022
	Level 1	Level 2	Level 3	Total Fair Value Measurements
Assets:
Cash and cash equivalents	$365,105	$—	$—	$365,105
Derivative asset	—	23,411	—	23,411
Investments in equity securities	—	—	2,647	2,647
	$365,105	$23,411	$2,647	$391,163
Liabilities:
Contingent earn-out liability	$—	$—	$53,010	$53,010
	$—	$—	$53,010	$53,010

	December 31, 2021
	Level 1	Level 2	Level 3	Total Fair Value Measurements
Assets:
Cash and cash equivalents	$369,175	$—	$—	$369,175
Derivative asset	—	5,008	—	5,008
Investments in equity securities	—	—	2,610	2,610
	$369,175	$5,008	$2,610	$376,793
Liabilities:
Contingent earn-out liability	$—	$—	$96,600	$96,600
	$—	$—	$96,600	$96,600

There were no transfers between levels between September 30, 2022 and December 31, 2021.

The carrying value of accounts receivable, accounts payable, income tax payable, accrued expenses and other payables approximate their fair values due to the short-term maturities of these instruments.

The Company’s contingent earn-out liability is measured at fair value on a recurring basis using significant unobservable inputs (Level 3) and totaled $53.0 million and $96.6 million as of September 30, 2022 and December 31, 2021, respectively. Contingent earn-out liability is included in “Other liabilities” in the accompanying condensed consolidated balance sheets.

As of September 30, 2022, there is a contingent consideration arrangement, consisting of an earn-out payment to former shareholders of Worldwide Vision Limited of up to $150 million. The Company determined the fair value of the contingent earn-out liability by using a probability-weighted analysis to determine the amount of the liability, and applying a discount rate that captures the risks associated with the duration of the obligation. The number of scenarios in the probability-weighted analyses vary; generally, more scenarios are prepared for longer duration and more complex arrangements. As of September 30, 2022 and December 31, 2021, the fair value of the contingent earn-out liability reflects a risk-free rate of 4.1% and 0.5%, respectively.

In addition, as of September 30, 2022, there is a contingent consideration arrangement, consisting of an earn-out payment of up to $10 million in connection with the acquisition of Fruitz in January 2022. The Company determined the fair value of the contingent earn-out liability using a probability-weighted analysis and applied a discount rate that captures the risks associated with the obligation that is long-term in nature. As of September 30, 2022, the fair value of the contingent earn-out liability reflects a risk-free rate of 4.1%.

The Company classified contingent earn-out arrangements as liabilities at the time of the acquisition, as they will be settled in cash, and remeasures the fair values of the contingent earn-out liabilities each reporting period thereafter until settled. The fair value of the contingent earn-out liabilities are sensitive to changes in the forecasts of earnings and/or the relevant operating metrics and changes in discount rates. Changes in fair values of contingent earn-out liabilities are recognized in “General and administrative expense” in the accompanying condensed consolidated statements of operations. The change in fair value of the contingent earn-out liability was $(27.0) million and $5.2 million for the three months ended September 30, 2022 and 2021, respectively, and $(46.4) million and $77.7 million for the nine months ended September 30, 2022 and 2021, respectively.

Note 12 - Debt

Total debt is comprised of the following (in thousands):

	September 30, 2022	(As Revised) December 31, 2021
Term Loan due January 29, 2027	$634,250	$638,562
Less: unamortized debt issuance costs	8,261	9,581
Less: current portion of debt, net	5,750	5,750
Total long-term debt, net	$620,239	$623,231

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

On October 19, 2020, the Company amended the Original Credit Agreement and entered into the First Amendment to the Credit Agreement (the “Amended Credit Agreement”), which provides for incremental borrowing of an aggregate principal amount of $275.0 million (the “Additional Term Loan”, collectively with the Original Term Loan, the “Term Loans”). The terms of the Amended Credit Agreement were unchanged from the Original Credit Agreement, and the sole purpose of the Amendment was to increase the principal available to the Company. In connection with the Amended Credit Agreement, the Company incurred and paid debt issuance costs of $4.8 million during the year ended December 31, 2020, of which approximately $1.6 million was capitalized as debt issuance costs.

On March 31, 2021, the Company used proceeds from the IPO to repay outstanding indebtedness on the Incremental Term Loan Facility in an aggregate principal amount of $200.0 million, which has prepaid our obligated principal repayments until maturity on the Incremental Term Loan and, as a result, has reduced our contractual obligations. In connection with the repayment, the Company recognized a $3.4 million loss on extinguishment of long-term debt.

Based on the calculation of the applicable consolidated total leverage ratio, the applicable margin for borrowings under the revolving credit facility is between 1.00% to 1.50% with respect to base rate borrowings and between 2.00% and 2.50% with respect to LIBOR rate borrowings. The interest rates in effect for the Original Term Loan and the Additional Term Loan as of September 30, 2022 were 5.27% and 5.77%, respectively. The Term Loans will mature on January 29, 2027 and principal amounts outstanding under the revolving credit facility will be due and payable in full at maturity on January 29, 2025. As of September 30, 2022, and at all times during the period, the Company was in compliance with the financial debt covenants.

As the loans are issued with a floating rate of interest, the Company believes that the fair value of the obligations is approximated by the principal amount of the loans as of September 30, 2022. The carrying value of the Term Loans includes the outstanding principal amount, less unamortized debt issuance costs. Therefore, the Company assumes the carrying value of the debt, before any transaction costs, would closely approximate the fair value of the loan obligation with the assumptions above.

Future maturities of long-term debt as of September 30, 2022, were as follows (in thousands):

Remainder of 2022	$1,437
2023	5,750
2024	5,750
2025	5,750
2026 and thereafter	615,563
Total	$634,250

Note 13 - Shareholders' Equity

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
•
Recognition of a noncontrolling interest due to the Pre-IPO Common Unitholders retaining an economic interest in Bumble Holdings related to Common Units not exchanged for vested shares of Class A common stock.

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

Subsequent to the Reorganization Transactions, our Sponsor effected certain exchanges of Common Units for Class A shares that were contemplated to have occurred pursuant to the Blocker Restructuring, with the net change to the capital structure being 4,455,510 Common Units in Bumble Holdings being exchanged on April 1, 2021, on a one-for-one basis, for Class A common stock in the Company. We gave retrospective effect to these transactions when estimating our tax receivable agreement liability, see Note 4, Income Taxes.

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

As of September 30, 2022 and December 31, 2021, there were 129,645,692 and 129,212,949 shares of Class A common stock outstanding, respectively.

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

As of September 30, 2022 and December 31, 2021, there were 20 shares of Class B common stock outstanding.

Preferred Stock

The Company is authorized to issue, without the approval of its stockholders, one or more series of preferred stock. The Board may determine, with respect to any series of preferred stock, the powers (including voting powers), preferences and relative, participating, optional or other special rights.

As of September 30, 2022 and December 31, 2021, no preferred stock had been issued.

Treasury Stock

During the three months ended March 31, 2021, the Company used a portion of the proceeds from the issuance of 48.5 million shares in the IPO to redeem shares of Class A common stock from the pre-IPO owners. Repurchases of the Company's common stock are included in treasury stock at the cost of shares repurchased.

During the nine months ended September 30, 2021, the Company retired and restored the treasury stock to the status of authorized, but unissued, shares of Class A Common Stock.

Noncontrolling Interests

The Company’s noncontrolling interests represent a reserve related to the Common Units held by the pre-IPO Common Unitholders and the Common Units to which continuing incentive unitholders would be entitled to following exchange of their Vested Incentive Units.

Note 14 - Earnings (Loss) per Share / Unit

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

The following table sets forth a reconciliation of the numerators used to compute the Company's basic and diluted earnings (loss) per share / unit (in thousands):

	Three Months Ended September 30, 2022	(As Revised) Three Months Ended September 30, 2021	Nine Months Ended September 30, 2022	(As Revised) Nine Months Ended September 30, 2021
Numerator:
Net earnings (loss)	$26,405	$(10,385)	$45,122	$295,654
Net earnings (loss) attributable to noncontrolling interests	8,342	(3,052)	14,298	(26,603)
Net earnings (loss) attributable to Bumble Inc. shareholders / Buzz Holdings L.P. owners	$18,063	$(7,333)	$30,824	$322,257

The following table sets forth the computation of the Company's basic and diluted earnings (loss) per share / unit (in thousands, except share / unit amounts, and per share / unit amounts, unaudited):

	Three Months Ended September 30, 2022	(As Revised) Three Months Ended September 30, 2021	Nine Months Ended September 30, 2022	(As Revised) Nine Months Ended September 30, 2021
Basic earnings (loss) per share / unit attributable to common stockholders / unitholders
Numerator
Allocation of net earnings (loss) attributable to Bumble Inc. shareholders / Buzz Holdings L.P. owners	$18,042	$(6,711)	$30,855	$187,381
Less: net earnings (loss) attributable to participating securities	18	—	33	517
Net earnings (loss) attributable to common stockholders / unitholders	$18,024	$(6,711)	$30,822	$186,864
Denominator
Weighted average number of shares of Class A common stock / units outstanding	129,464,491	121,234,122	129,366,351	118,860,555
Basic earnings (loss) per share / unit attributable to common stockholders / unitholders	$0.14	$(0.06)	$0.24	$1.57

Diluted earnings (loss) per share / unit attributable to common stockholders / unitholders
Numerator
Allocation of net earnings (loss) attributable to Bumble Inc. shareholders / Buzz Holdings L.P. owners	$17,628	$(6,711)	$30,362	$182,620
Increase in net earnings (loss) attributable to common shareholders upon conversion of potentially dilutive Common Units	8,777	—	14,760	113,034
Less: net earnings (loss) attributable to participating securities	18	—	33	504
Net earnings (loss) attributable to common stockholders / unitholders	$26,387	$(6,711)	$45,089	$295,150
Denominator
Number of shares / units used in basic computation	129,464,491	121,234,122	129,366,351	118,860,555
Add: weighted-average effect of dilutive securities
Restricted shares	—	—	—	—
RSUs	1,597,664	—	988,602	1,056,484
Options	—	—	—	7,425
Common Units to Convert to Class A Common Stock	62,924,260	—	61,968,587	72,672,843
Weighted average shares of Class A common stock / units outstanding used to calculate diluted earnings (loss) per share / unit	193,986,415	121,234,122	192,323,540	192,597,307
Diluted earnings (loss) per share / unit attributable to common stockholders / unitholders	$0.14	$(0.06)	$0.23	$1.53

The following table sets forth potentially dilutive securities that were excluded from the diluted earnings (loss) per share computation because the effect would be anti-dilutive, or issuance of such shares is contingent upon the satisfaction of certain conditions which were not satisfied by the end of the periods:

	Three Months Ended September 30, 2022	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2022	Nine Months Ended September 30, 2021
Time-vesting awards:
Options	2,698,372	1,869,375	2,698,372	1,916,881
Restricted shares	—	121,187	—	—
RSUs	92,173	2,566,865	481,978	6,330
Incentive units	266,723	5,260,645	344,648	121,372
Total time-vesting awards	3,057,268	9,818,072	3,524,998	2,044,583

Exit-vesting awards:
Options	164,362	222,424	164,362	222,424
Restricted shares	—	97,387	—	—
RSUs	208,007	1,248,057	208,007	1,248,057
Incentive units	300,732	4,324,868	372,819	4,324,868
Total exit-vesting awards	673,101	5,892,736	745,188	5,795,349
Total	3,730,369	15,710,808	4,270,186	7,839,932

Note 15 - Stock-based Compensation

Total stock-based compensation cost, net of forfeitures, was as follows:

(In thousands)	Three Months Ended September 30, 2022	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2022	Nine Months Ended September 30, 2021
Cost of revenue	$807	$808	$2,726	$3,019
Selling and marketing expense	3,779	2,545	4,547	10,186
General and administrative expense	23,080	11,287	45,627	49,155
Product development expense	9,509	9,123	24,279	37,142
Total stock-based compensation expense	$37,175	$23,763	$77,179	$99,502

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

In each of the above reclassifications, the Post-IPO awards retained the same terms and conditions (including applicable vesting requirements). Each Post-IPO award was converted to reflect the $43.00 share price contemplated in the Company’s IPO while retaining the same economic value in the Company.

At the IPO date, the Company concluded that our public offering represented a qualifying liquidity event that would cause the Exit-Vesting awards’ performance conditions to be probable. As such, the Company has begun to recognize stock-based compensation expense in relation to the Exit-Vesting awards.

On July 15, 2022, the Exit-Vesting awards granted to 386 participants were modified to also provide for time-based vesting in 36 equal installments, with the first installment vesting on August 29, 2022 and subsequent installments vesting on each of the next 35 monthly anniversaries of August 29, 2022, subject to the award holder's continued employment through each applicable vesting date and subject to other terms and conditions of the award. Incremental expense associated with the modification of the Exit-Vesting awards was $35.8 million, which is expected to be recognized over a period of 3.0 years. If the performance conditions are met prior to their respective time-vesting schedules, vesting of these Exit-Vesting awards and the associated stock-based compensation will be accelerated pursuant to the terms of the award agreements.

Incremental expense for the modified Exit-Vesting awards was based on the modification date fair value of modified Exit-Vesting Awards. The modification date fair value was measured using a Monte Carlo model, which incorporates various assumptions noted in the following table. Use of a valuation model requires management to make certain assumptions with respect to selected model inputs. Expected volatility was calculated based on the observed equity volatility for comparable companies. The expected time to liquidity event was based on management’s estimate of time to an expected liquidity event. The dividend yield was based on the Company’s expected dividend rate. The risk-free interest rate was based on U.S. Treasury zero-coupon issues. Forfeitures are accounted for as they occur.

The weighted-average assumptions the Company used in the Monte Carlo model for the modified Exit-Vesting awards are as follows:

Dividend yield	—
Expected volatility	60%
Risk-free interest rate	2.1% to 3.1%
Expected time to liquidity event (years)	1.0

Compensation cost related to the Exit-Vesting awards for the three months ended September 30, 2022 and 2021 was $16.0 million and $3.6 million, respectively, and $19.5 million and $22.7 million, respectively, for the nine months ended September 30, 2022 and 2021.

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

The fair value of Time-Vesting Options granted during the nine months ended September 30, 2022 was determined using the Black-Scholes option pricing model with the following assumptions:

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

	Time-Vesting Incentive Units		Exit-Vesting Incentive Units
	Number of Awards	Weighted- Average Participation Threshold	Number of Awards	Weighted- Average Participation Threshold
Unvested as of December 31, 2021	5,170,731	$14.22	4,324,868	$13.81
Granted	—	—	—	—
Vested	(1,223,569)	13.30	(240,255)	13.81
Forfeited	—	—	—	—
Unvested as of September 30, 2022	3,947,162	$14.46	4,084,613	$13.81

As of September 30, 2022, total unrecognized compensation cost related to the Time-Vesting Incentive Units is $12.5 million, which is expected to be recognized over a weighted-average period of 2.6 years. Total unrecognized compensation cost related to the Exit-Vesting Incentive Units is $30.2 million, which is expected to be recognized over a weighted average period of 2.8 years.

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

	Time-Vesting Restricted Shares of Class A Common Stock		Exit-Vesting Restricted Shares of Class A Common Stock
	Number of Awards	Weighted- Average Grant-Date Fair Value	Number of Awards	Weighted- Average Grant-Date Fair Value
Unvested as of December 31, 2021	98,717	$7.26	82,211	$15.41
Granted	—	—	—	—
Vested	(24,518)	7.23	(3,641)	17.48
Forfeited	(13,824)	7.25	(15,164)	6.31
Unvested as of September 30, 2022	60,375	$7.27	63,406	$17.46

As of September 30, 2022, total unrecognized compensation cost related to the Time-Vesting restricted shares is $0.2 million, which is expected to be recognized over a weighted-average period of 2.4 years. Total unrecognized compensation cost related to the Exit-Vesting restricted shares is $0.8 million, which is expected to be recognized over a weighted average period of 2.8 years.

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

	Time-Vesting RSUs		Exit-Vesting RSUs
	Number of Awards	Weighted- Average Grant-Date Fair Value	Number of Awards	Weighted- Average Grant-Date Fair Value
Unvested as of December 31, 2021	2,803,943	$45.36	1,217,151	$38.13
Granted	3,062,478	27.49	—	—
Vested	(626,424)	45.90	(49,752)	40.26
Forfeited	(783,351)	39.06	(324,398)	32.29
Unvested as of September 30, 2022	4,456,646	$34.11	843,001	$40.25

As of September 30, 2022, total unrecognized compensation cost related to the Time-Vesting RSUs is $80.9 million, which is expected to be recognized over a weighted-average period of 3.1 years. Total unrecognized compensation cost related to the Exit-Vesting RSUs is $17.9 million, which is expected to be recognized over a weighted average period of 2.8 years.

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

The following table summarizes the Company’s option activity as it relates to Time-Vesting stock options as of September 30, 2022:

	September 30, 2022
	Number of Options	Weighted- Average Exercise Price Per Share	Weighted- Average Grant Date Fair Value Per Share
Outstanding as of December 31, 2021	2,038,016	$43.76	$22.96
Granted	1,198,321	27.06	17.17
Exercised	—	—	—
Forfeited and expired	(537,965)	38.49	20.78
Outstanding as of September 30, 2022	2,698,372	$37.40	$20.88
Exercisable as of September 30, 2022	398,254	$43.00	$22.22

The following table summarizes the Company’s option activity as it relates to Exit-Vesting stock options as of September 30, 2022:

	September 30, 2022
	Number of Options	Weighted- Average Exercise Price Per Share	Weighted- Average Grant Date Fair Value Per Share
Outstanding as of December 31, 2021	222,424	$43.00	$19.58
Granted	—	—	—
Exercised	—	—	—
Forfeited	(58,062)	43.00	22.18
Outstanding as of September 30, 2022	164,362	$43.00	$18.66
Exercisable as of September 30, 2022	9,125	$43.00	$18.69

Total unrecognized compensation cost related to the Time-Vesting options is $23.9 million, which is expected to be recognized over a weighted-average period of 2.9 years. Total unrecognized compensation cost related to the Exit-Vesting options is $1.2 million, which is expected to be recognized over a weighted-average period of 2.8 years.

Options have a maximum contractual term of 10 years. The aggregate intrinsic value – assuming all options are expected to vest – and weighted average remaining contractual terms of Time-Vesting and Exit-Vesting options outstanding and options exercisable were as follows as of September 30, 2022.

Aggregate intrinsic value
Time-Vesting options outstanding	—
Time Vesting options exercisable	—
Exit-Vesting options outstanding	—
Exit-Vesting options exercisable	—
Weighted-average remaining contractual term (in years)
Time-Vesting options outstanding	8.8
Time Vesting options exercisable	8.1
Exit-Vesting options outstanding	8.4
Exit-Vesting options exercisable	8.4

The market price as of September 30, 2022 exceeded the weighted average exercise price, and as such, resulted in the aggregate intrinsic value to be negative for all of the Company’s stock options (referred to as “out-of-the money”).

Note 16 - Related Party Transactions

In the ordinary course of operations, the Company enters into transactions with related parties, as discussed below.

Related Party relationship	Type of Transaction	Financial Statement Line	Three Months Ended September 30, 2022	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2022	Nine Months Ended September 30, 2021
Other	Marketing costs	Selling and marketing expense	$836	$996	$2,362	$2,447
Other	Moderator costs	Cost of revenue	566	—	1,120	—
Other	Advertising revenue	Revenue	143	—	400	—
Company owned by a Director	Loans repaid by Whitney Wolfe Herd	Limited Partners’ interest	—	95,465	—	95,465

Related Party relationship	Type of Transaction	Financial Statement Line	September 30, 2022	December 31, 2021
Parent Company of the Predecessor	Loan granted - current	Payable to related parties pursuant to a tax receivable agreement	$388,980	$388,780

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

Payable to related parties pursuant to a tax receivable agreement

Concurrent with the completion of the IPO, the Company entered into a tax receivable agreement with pre-IPO owners including our Founder, our Sponsor, an affiliate of Accel Partners LP and management and other equity holders (see Note 5).

Other

The Company recognizes advertising revenues and incurs marketing expenses from Liftoff Mobile Inc. ("Liftoff"), a company in which Blackstone affiliated funds hold a controlling interest. The Company uses TaskUs Inc. ("TaskUs"), a company in which Blackstone affiliated funds holds more than 20% of ownership interest, for moderator services.

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

Revenue by major geographic region is based upon the location of the customers who receive the Company’s services. The information below summarizes revenue by geographic area, based on customer location (in thousands):

	Three Months Ended September 30, 2022	(As Revised) Three Months Ended September 30, 2021	Nine Months Ended September 30, 2022	(As Revised) Nine Months Ended September 30, 2021
North America(1)	$141,808	$117,007	$400,177	$318,885
Rest of the world	90,831	82,140	261,698	234,980
Total	$232,639	$199,147	$661,875	$553,865

(1) North America revenue includes revenue from the United States and Canada.

The United States is the only country with revenues of 10% or more of the Company’s total revenue for the three and nine months ended September 30, 2022 and 2021.

The information below summarizes property and equipment, net by geographic area (in thousands):

	September 30, 2022	December 31, 2021
United Kingdom	$5,422	$6,035
United States	3,305	3,183
Czech Republic	1,632	3,234
Rest of the world	2,614	2,175
Total	$12,973	$14,627

United Kingdom, United States and Czech Republic are the only countries with property and equipment of 10% or more of the Company’s total property and equipment, net at September 30, 2022 and December 31, 2021.

Note 18 - Commitments and Contingencies

The Company has entered into indemnification agreements with the Company’s officers and directors for certain events or occurrences. The Company maintains a directors and officers insurance policy to provide coverage in the event of a claim against an officer or director. Historically, the Company has not been obligated to make any payments for indemnification obligations, and no liabilities have been recorded for these obligations as of September 30, 2022.

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

In January 2022, a purported class action complaint was filed in the United States District Court for the Southern District of New York naming, among others, the Company, our Chief Executive Officer, our Chief Financial Officer, our board of directors and Blackstone, as defendants. The class action complaint asserts claims under the U.S. federal securities laws, purportedly brought on behalf of a class of purchasers of shares of Class A common stock in in Bumble’s secondary public stock offering which took place in September 2021 (the “SPO”), that the SPO Registration Statement and prospectus contained false and misleading statements or omissions by failing to disclose certain information concerning Bumble and Badoo app paying users and related trends and issues with the Badoo app payment platform, and that as a result of the foregoing, Bumble’s business metrics and financial prospects were not as strong as represented in the SPO Registration Statement and prospectus. The class action complaint seeks unspecified damages and an award of costs and expenses, including reasonable attorneys’ fees, as well as equitable relief. The Company believes that the allegations contained in the complaint are without merit and intends to defend the complaint vigorously.

Three shareholder derivative complaints have been filed in the United States District Court for the Southern District of New York and United States District Court for the District of Delaware against the Company and certain directors and officers. The Glover-Mott shareholder derivative complaint, filed in April 2022, alleges a breach of fiduciary duty against management and our board of directors based on the same allegations and events described in the class action complaint. The complaint seeks unspecified damages, an award of costs and disbursements, including reasonable attorneys’ fees, and that the Company be directed to take action to reform its corporate governance and internal procedures. The William B. Federman Irrevocable Trust shareholder derivative complaint, filed in May 2022, alleges violations of Section 14(a) of the Exchange Act, breach of fiduciary duty, aiding and abetting breach of duty and gross mismanagement based on misstatements or omissions in the Company’s April 2022 Proxy Statement concerning alleged deficiencies in the Company’s risk management and internal controls which allegedly led to disclosure deficiencies in the SPO documents. The complaint seeks a declaration that the individual defendants breached their fiduciary duties, aided and abetted breach of fiduciary duty, were unjustly enriched, grossly mismanaged the Company and violated the federal securities laws; an order that the individual defendants are jointly and severally liable for all damages; an order requiring the individual defendants to remit their salaries and compensation to the Company for the period of breach; unspecified equitable and injunctive relief; and costs and disbursements, including reasonable attorneys’, consultants’ and experts’ fees. The Dana Messana shareholder derivative complaint, filed in September 2022, alleges violation of Section 10(b) of the Exchange Act, breach of fiduciary duty against management and the Board, aiding and abetting breach of fiduciary duty, unjust enrichment, and waste of corporate assets based on the same allegations and events described in the SPO class action complaint. The complaint seeks unspecified damages; an order that the individual defendants are jointly and severally liable for all damages; an order for imposition of a constructive trust on any profits and unjust enrichments received by the individual defendants through unlawful conduct; and an award of costs and disbursements, including reasonable attorneys’, accountants’, and experts’ fees. The Company has also received an inquiry from the SEC relating to the disclosures at issue in the SPO class action complaint. The Company cannot predict at this point the length of time that these matters will be ongoing, their outcome or the liability, if any, which may arise therefrom.

From time to time, the Company is subject to patent litigations asserted by non-practicing entities.

As of September 30, 2022 and December 31, 2021, the Company determined that provisions of $1.3 million and $8.8 million, respectively, reflect our best estimate of any probable future obligation, including legal costs incurred to date and expected to be incurred up to completion, for the Company’s litigations. During the three and nine months ended September 30, 2022, the Company paid $0.1 million and $7.6 million to settle litigation matters. Legal expenses are included within “General and administrative” expense in the accompanying condensed consolidated statements of operations.

Purchase Commitments

In September 2022, the Company entered into an agreement for third-party cloud services. The Company is committed to pay a minimum of $7.1 million over the period of 18 months. If at the end of the 18 months, or upon early termination, the Company has not reached the $7.1 million in spend, they will be required to pay for the difference between the sum of fees already incurred and the minimum commitment.

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

Overview

We provide online dating and social networking platforms through subscription and in-app purchases of dating products servicing North America, Europe and various other countries around the world. Bumble operates three apps, Bumble, Badoo and Fruitz. Our apps monetize via a freemium model, where the use of the service is free and a subset of the users pay for subscriptions or in-app purchases to access premium features. We launched Bumble app in 2014 to address antiquated gender norms and a lack of kindness and accountability on the internet. By placing women at the center – where women make the first move – we are building a platform that is designed to be safe and empowering for women, and in turn, provide a better environment for everyone. Badoo app, launched in 2006, was one of the pioneers of web and mobile free-to-use dating products. In January 2022, we acquired Fruitz, a fast-growing dating app with a Gen Z focus, which is a growing segment of online dating consumers. Fruitz encourages open and honest communication of dating intentions through playful fruit metaphors. Our consolidated results for the three and nine months ended September 30, 2022 included the operating results of Fruitz from January 31, 2022. Revenues from Fruitz were included in Badoo App and Other Revenue but excluded from our key operating metrics. For additional information, see Note 6, Business Combination, to our unaudited condensed consolidated financial statements included in Part I, “Item 1 – Financial Statements (Unaudited)” of this Quarterly Report on Form 10-Q.

Quarter ended September 30, 2022 Consolidated Results

For the three months ended September 30, 2022 and 2021, we generated:

•
Total Revenue of $232.6 million and $199.1 million, respectively;
•
Bumble App Revenue of $180.6 million and $141.2 million, respectively;
•
Badoo App and Other Revenue of $52.0 million and $57.9 million, respectively;
•
Net earnings (loss) of $26.4 million and $(10.4) million, respectively, representing net earnings (loss) margins of 11.4%, and (5.2)%, respectively; and
•
Adjusted EBITDA of $61.8 million and $54.5 million, respectively, representing Adjusted EBITDA margins of 26.6% and 27.4%, respectively.

Year-to-Date September 30, 2022 Consolidated Results

For the nine months ended September 30, 2022 and 2021, we generated:

•
Total Revenue of $661.9 million and $553.9 million, respectively;
•
Bumble App Revenue of $503.5 million and $379.2 million, respectively;
•
Badoo App and Other Revenue of $158.4 million and $174.7 million, respectively;
•
Net earnings of $45.1 million and $295.7 million, respectively, representing net earnings margins of 6.8%, and 53.4% respectively;
•
Adjusted EBITDA of $166.4 million and $152.4 million, respectively, representing Adjusted EBITDA margins of 25.1% and 27.5%, respectively.
•
Net cash provided by operating activities of $81.8 million and $20.3 million, respectively, and operating cash flow conversion of 181.2% and 6.9%, respectively; and
•
Free cash flow of $70.5 million and $10.9 million, respectively, representing free cash flow conversion of 42.3% and 7.1%, respectively.

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

The following metrics were calculated excluding paying users and revenue generated from Fruitz:

(In thousands, except ARPPU)	Three Months Ended September 30, 2022	(As Revised) Three Months Ended September 30, 2021	Nine Months Ended September 30, 2022	(As Revised) Nine Months Ended September 30, 2021
Key Operating Metrics
Bumble App Paying Users	2,088.1	1,532.6	1,929.3	1,452.8
Badoo App and Other Paying Users	1,202.2	1,333.4	1,176.8	1,412.7
Total Paying Users	3,290.3	2,866.0	3,106.1	2,865.5
Bumble App Average Revenue per Paying User	$28.84	$30.71	$29.00	$29.00
Badoo App and Other Average Revenue per Paying User	$12.75	$13.73	$13.26	$13.08
Total Average Revenue per Paying User	$22.96	$22.81	$23.03	$21.15

(In thousands, except per share / unit data and percentages)	Three Months Ended September 30, 2022	(As Revised) Three Months Ended September 30, 2021	Nine Months Ended September 30, 2022	(As Revised) Nine Months Ended September 30, 2021
Condensed Consolidated Statements of Operations Data:
Revenue	$232,639	$199,147	$661,875	$553,865
Net earnings (loss)	26,405	(10,385)	45,122	295,654
Net earnings (loss) attributable to Bumble Inc. shareholders / Buzz Holdings L.P. owners	18,063	(7,333)	30,824	322,257
Net earnings (loss) per unit attributable to Bumble Inc. shareholders / Buzz Holdings L.P. owners
Basic earnings (loss) per share / unit	$0.14	$(0.06)	$0.24	$1.57
Diluted earnings (loss) per share / unit	$0.14	$(0.06)	$0.23	$1.53

(In thousands)			September 30, 2022	December 31, 2021
Condensed Consolidated Balance Sheets Data:
Total assets			$3,792,838	$3,776,996
Cash and cash equivalents			365,105	369,175
Long-term debt, net including current maturities			625,989	628,981

Profitability and Liquidity

We use net earnings (loss) and net cash provided by (used in) operating activities to assess our profitability and liquidity, respectively. In addition to net earnings (loss) and net cash provided by (used in) operating activities, we also use the following measures:

•
Adjusted EBITDA. We define Adjusted EBITDA as net earnings (loss) excluding income tax (benefit) provision, interest (income) expense, depreciation and amortization, stock-based compensation expense, employer costs related to stock-based compensation, foreign exchange (gain) loss, changes in fair value of contingent earn-out liability, interest rate swaps and investments in equity securities, transaction and other costs, litigation costs net of insurance reimbursements that arise outside of the ordinary course of business and tax receivable agreement liability remeasurement benefit. Adjusted EBITDA margin represents Adjusted EBITDA as a percentage of revenue.
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

Impact of Russia-Ukraine Conflict

The ongoing conflict between Russia and Ukraine has increased global economic and political uncertainty. On March 8, 2022, we announced that we will discontinue our operations in Russia and remove all of our apps from the Apple App Store and Google Play Store in Russia and Belarus. Our decision to discontinue our operations in Russia and remove all of our apps from the Apple App Store and Google Play Store in Russia and Belarus has led to reduced revenues and Paying Users from these countries and increased costs. For further information regarding revenues and Paying Users see the “Results of Operations―Comparison of the Three and Nine Months Ended September 30, 2022 and 2021―Revenue” section further below. For further information regarding the cost related to our discontinuation of operations in Russia see Note 9, Restructuring, to our unaudited condensed consolidated financial statements included in Part I, “Item 1 – Financial Statements (Unaudited)” of this Quarterly Report on Form 10-Q.

As of September 30, 2022, the net assets of our subsidiary in Russia comprised 0.1% of total net assets. For the three and nine months ended September 30, 2022, revenues from Russia, Belarus and Ukraine combined were approximately 0.5% and 0.9%, respectively, of our total revenues. Operating costs related to our Russian operations were approximately 0.3% and 1.6% of our total operating costs for the three and nine months ended September 30, 2022.

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

Macroeconomic Conditions

The prevailing global economic climate, Russia-Ukraine conflict and other macroeconomic conditions, including but not limited to slower growth or economic recession, changes to fiscal and monetary policy and exchange rate fluctuations have adversely affected and may continue to adversely impact our business as consumers face greater pressure on disposable income. The increase in interest rates by the Federal Reserve and overall market conditions have led to significant strengthening of the U.S. dollar against other global currencies in 2022. A strong U.S. dollar has impacted and may continue to impact our revenue and earnings through the remainder of 2022 and extending into 2023. We continuously monitor the direct and indirect impacts of these circumstances on our business and financial results.

For additional information, see “Risk Factors—General Risk Factors—An economic downturn or economic uncertainty may adversely affect consumer discretionary spending and demand for our products and services” in Part I, Item 1A. of our 2021 Form 10-K.

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

We have determined that it is more likely than not that we will be unable to realize certain tax benefits that were received in connection with the Reorganization Transactions and our IPO. As a result of this determination, we have not recorded the benefit of these deferred tax assets as of September 30, 2022. The Company is entitled to certain depreciation and amortization deductions as a result of its allocable share of existing tax basis acquired in the IPO and increases in its allocable share of existing basis and adjustments to the tax basis of the assets of Bumble Holdings as a result of sales or exchanges in connection with the IPO. There is significant existing tax basis in the assets of Bumble Holdings as a result of the Sponsor Acquisition. Based on current projections, we anticipate having sufficient taxable income to be able to realize these tax benefits and have recorded a liability of $389.0 million associated with the tax receivable agreement related to these benefits. The ability of the deferred tax assets to be realized is evaluated based on all positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent results of operations. We will assess the ability of the deferred tax assets to be realized at each reporting period, and a change in our estimate of our liability associated with the tax receivable agreement may result as additional information becomes available, including results of operations in future periods. During the three months ended September 30, 2022, our tax receivable agreement liability did not materially change.

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

In all cases of respective reclassifications, the Post-IPO awards retained the same terms and conditions (including applicable vesting requirements). Each Post-IPO award was converted to reflect the $43.00 share price contemplated in the Company’s IPO while retaining the same economic value in the Company.

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
•
Shares of Class A common stock issuable in exchange for an equivalent number of Common Units in Bumble Holdings to be received upon the conversion of vested Time-Vesting and Exit-Vesting Incentive Units in Bumble Holdings.

At the IPO date, we concluded that our public offering represented a qualifying liquidity event that would cause the Exit-Vesting awards’ performance conditions to be probable. As such, we started to recognize stock-based compensation expense for the Exit-Vesting awards. On July 15, 2022, the Exit-Vesting awards, with vesting based on certain performance conditions, were modified to also provide for time-based vesting in 36 equal installments and we began to recognize incremental stock-based compensation associated with the modification of these awards. Compensation cost related to the modified Exit-Vesting awards for the three months ended September 30, 2022 and 2021 was $16.0 million and $3.6 million, respectively, and $19.5 million and $22.7 million, respectively, for the nine months ended September 30, 2022 and 2021.

For additional information, see Note 15, Stock-based Compensation, to our unaudited condensed consolidated financial statements included in Part I, “Item 1 – Financial Statements (Unaudited)” of this Quarterly Report on Form 10-Q.

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

Other income (expense), net

Other income (expense), net consists of insurance reimbursement proceeds, impacts from foreign exchange transactions, tax receivable agreement liability remeasurement (benefit) expense, loss on debt extinguishment and fair value changes in derivatives and investments in equity securities.

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

Results of Operations

The following table sets forth our unaudited condensed consolidated statement of operations information for the periods presented:

(In thousands)	Three Months Ended September 30, 2022	(As Revised) Three Months Ended September 30, 2021	Nine Months Ended September 30, 2022	(As Revised) Nine Months Ended September 30, 2021
Revenue	$232,639	$199,147	$661,875	$553,865
Operating costs and expenses:
Cost of revenue	64,581	55,265	181,702	151,597
Selling and marketing expense	64,316	55,105	180,628	151,654
General and administrative expense	29,815	45,726	107,636	215,631
Product development expense	25,828	24,231	73,479	84,197
Depreciation and amortization expense	19,755	27,022	73,835	80,882
Total operating costs and expenses	204,295	207,349	617,280	683,961
Operating earnings (loss)	28,344	(8,202)	44,595	(130,096)
Interest income (expense)	(6,866)	(5,676)	(18,446)	(18,861)
Other income (expense), net	6,545	3,773	24,729	7,489
Income (loss) before income taxes	28,023	(10,105)	50,878	(141,468)
Income tax benefit (provision)	(1,618)	(280)	(5,756)	437,122
Net earnings (loss)	26,405	(10,385)	45,122	295,654
Net earnings (loss) attributable to noncontrolling interests	8,342	(3,052)	14,298	(26,603)
Net earnings (loss) attributable to Bumble Inc. shareholders / Buzz Holdings L.P. owners	$18,063	$(7,333)	$30,824	$322,257

The following table sets forth our unaudited condensed consolidated statement of operations information as a percentage of revenue for the periods presented:

	Three Months Ended September 30, 2022	(As Revised) Three Months Ended September 30, 2021	Nine Months Ended September 30, 2022	(As Revised) Nine Months Ended September 30, 2021
Revenue	100.0%	100.0%	100.0%	100.0%
Operating costs and expenses:
Cost of revenue	27.8%	27.8%	27.5%	27.4%
Selling and marketing expense	27.6%	27.7%	27.3%	27.4%
General and administrative expense	12.8%	23.0%	16.3%	38.9%
Product development expense	11.1%	12.2%	11.1%	15.2%
Depreciation and amortization expense	8.5%	13.6%	11.2%	14.6%
Total operating costs and expenses	87.8%	104.1%	93.3%	123.5%
Operating earnings (loss)	12.2%	(4.1)%	6.7%	(23.5)%
Interest income (expense)	(3.0)%	(2.9)%	(2.8)%	(3.4)%
Other income (expense), net	2.8%	1.9%	3.7%	1.4%
Income (loss) before income taxes	12.0%	(5.1)%	7.7%	(25.5)%
Income tax benefit (provision)	(0.7)%	(0.1)%	(0.9)%	78.9%
Net earnings (loss)	11.4%	(5.2)%	6.8%	53.4%
Net earnings (loss) attributable to noncontrolling interests	3.6%	(1.5)%	2.2%	(4.8)%
Net earnings (loss) attributable to Bumble Inc. shareholders / Buzz Holdings L.P. owners	7.8%	(3.7)%	4.7%	58.2%

The following table sets forth the stock-based compensation expense, net of forfeitures, included in operating costs and expenses:

(In thousands)	Three Months Ended September 30, 2022	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2022	Nine Months Ended September 30, 2021
Cost of revenue	$807	$808	$2,726	$3,019
Selling and marketing expense	3,779	2,545	4,547	10,186
General and administrative expense	23,080	11,287	45,627	49,155
Product development expense	9,509	9,123	24,279	37,142
Total stock-based compensation expense	$37,175	$23,763	$77,179	$99,502

Comparison of the Three and Nine Months Ended September 30, 2022 and 2021

Revenue

(In thousands)	Three Months Ended September 30, 2022	(As Revised) Three Months Ended September 30, 2021	Nine Months Ended September 30, 2022	(As Revised) Nine Months Ended September 30, 2021
Bumble App	$180,641	$141,216	$503,482	$379,176
Badoo App and Other	51,998	57,931	158,393	174,689
Total Revenue	$232,639	$199,147	$661,875	$553,865

Total Revenue for the three months ended September 30, 2022 increased by $33.5 million, or 16.8%, compared to the same period in 2021 primarily driven by growth in Total Paying Users and, to a lesser extent, a slight increase in Total Average Revenue per Paying User.

Bumble App Revenue for the three months ended September 30, 2022 increased by $39.4 million, or 27.9%, compared to the same period in 2021 driven by a 36.2% increase in Bumble App Paying Users to 2.1 million. The increase in Bumble App Revenue was due to higher re-engagement rates in core markets and international expansion partially offset by fluctuations in foreign currency exchange rates.

The decline of 6.1% in Bumble App Average Revenue per Paying Users was due to fluctuations in foreign currency exchange rates partially offset by pricing initiatives.

Badoo App and Other Revenue for the three months ended September 30, 2022, decreased by $5.9 million, or 10.2%, compared to the same period in 2021. This decrease was driven by a 9.8% decrease in Badoo App and Other Paying Users to 1.2 million due to the Company’s decision to remove all of its apps from the Apple App Store and Google Play Store in Russia and Belarus in March 2022 and the continued impact of COVID and macroeconomic conditions. We expect the impact of COVID and macroeconomic conditions to continue to have an adverse impact on Badoo App and Other Paying Users in the fourth quarter of 2022.

The decline of 7.1% in Badoo App and Other Average Revenue per Paying Users to $12.75 also contributed to the decrease in Badoo App and Other Revenue. The decrease in Badoo App and Other Average Revenue per Paying Users was due to the impact of the Ukraine conflict and fluctuations in foreign currency exchange rates partially offset by pricing optimization.

In addition, other revenue of $6.0 million for the three months ended September 30, 2022, increased by $3.0 million, or 99.2% compared to the same period in 2021, primarily due to Fruitz.

Total Revenue for the nine months ended September 30, 2022 increased by $108.0 million, or 19.5%, compared to the same period in 2021 primarily driven by growth in Total Paying Users and an increase in Total Average Revenue per Paying User.

Bumble App Revenue for the nine months ended September 30, 2022 increased by $124.3 million, or 32.8%, compared to the same period in 2021 driven by a 32.8% increase in Bumble App Paying Users to 1.9 million. The increase in Bumble App Revenue was due to higher re-engagement in core markets and international expansion partially offset by fluctuations in foreign currency exchange rates.

Badoo App and Other Revenue for the nine months ended September 30, 2022, decreased by $16.3 million, or 9.3%, compared to the same period in 2021. This decrease was driven by a 16.7% decrease in Badoo App and Other Paying Users to 1.2 million due to the Company’s decision to remove all of its apps from the Apple App Store and Google Play Store in Russia and Belarus in March 2022 and the continued impact of COVID and macroeconomic conditions. We expect the impact of COVID and macroeconomic conditions to continue to have an adverse impact on Badoo App and Other Paying Users in the fourth quarter of 2022.

The decline in Badoo App and Other Revenue for the nine months ended September 30, 2022 was partially offset by the increase of 1.4% in Badoo App and Other Average Revenue per Paying Users to $13.26.

In addition, other revenue of $18.0 million for the nine months ended September 30, 2022, increased by $9.6 million, or 113.7% compared to the same period in 2021, primarily due to Fruitz.

Cost of revenue

(In thousands, except percentages)	Three Months Ended September 30, 2022	(As Revised) Three Months Ended September 30, 2021	Nine Months Ended September 30, 2022	(As Revised) Nine Months Ended September 30, 2021
Cost of revenue	$64,581	$55,265	$181,702	$151,597
Percentage of revenue	27.8%	27.8%	27.5%	27.4%

Cost of revenue for the three months ended September 30, 2022 increased by $9.3 million, or 16.9%, as compared to the same period in 2021 driven primarily by growth in in-app purchase fees due to increasing revenue. As a percentage of revenue, cost of revenue was relatively flat, with an increase in fees due to the adoption of Google Play billing in many of our markets partially offset by the reduced Google Play service fees for subscriptions which has declined from 30% to 15%.

Cost of revenue for the nine months ended September 30, 2022 increased by $30.1 million, or 19.9%, as compared to the same period in 2021 driven by growth in in-app purchase fees due to increasing revenue. As a percentage of revenue, cost of revenue was relatively flat, with an increase in fees due to the adoption of Google Play billing in many of our markets partially offset by the reduced Google Play service fees for subscriptions which has declined from 30% to 15%.

We expect cost of revenue as a percentage of revenue to be negatively impacted by additional fees from the adoption of Google Play’s billing system by approximately 2% over the remainder of fiscal 2022.

Selling and marketing expense

(In thousands, except percentages)	Three Months Ended September 30, 2022	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2022	Nine Months Ended September 30, 2021
Selling and marketing expense	$64,316	$55,105	$180,628	$151,654
Percentage of revenue	27.6%	27.7%	27.3%	27.4%

Selling and marketing expense for the three months ended September 30, 2022 increased by $9.2 million, or 16.7%, as compared to the same period in 2021. The change was primarily due to a $6.7 million increase in digital and social media marketing costs and a $2.2 million increase in personnel-related expenses.

Selling and marketing expense for the nine months ended September 30, 2022 increased by $29.0 million, or 19.1%, as compared to the same period in 2021. The change was primarily due to a $27.2 million increase in digital and social media marketing costs and a

$6.5 million increase in personnel-related expenses, partially offset by a $5.6 million decrease in stock-based compensation due to forfeitures.

General and administrative expense

(In thousands, except percentages)	Three Months Ended September 30, 2022	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2022	Nine Months Ended September 30, 2021
General and administrative expense	$29,815	$45,726	$107,636	$215,631
Percentage of revenue	12.8%	23.0%	16.3%	38.9%

General and administrative expense for the three months ended September 30, 2022 decreased by $15.9 million, or 34.8%, as compared to the same period in 2021. The change is primarily driven by a decline of $32.2 million in the fair value of the contingent earn-out liabilities, partially offset by a $11.8 million increase in stock-based compensation primarily due to the incremental expense associated with the modification of Exit-Vesting awards with certain performance conditions to also provide for vesting with time-based service conditions, a $2.9 million increase in personnel-related expenses and a $0.8 million increase in professional fees.

General and administrative expense for the nine months ended September 30, 2022 decreased by $108.0 million, or 50.1%, as compared to the same period in 2021. The change is primarily driven by a decline of $124.1 million in the fair value of the contingent earn-out liabilities, a $6.6 million decrease in non-recurring transaction costs and professional service fees incurred in relation to the IPO in the three months ended March 2021 and a $3.5 million decrease in stock-based compensation due to forfeitures. These decreases were partially offset by a $15.1 million increase in personnel-related expenses, a $4.4 million right-of-use asset impairment loss related to our Moscow office, a $3.7 million increase in insurance expenses and a $3.3 million increase in other overhead expenses.

Product development expense

(In thousands, except percentages)	Three Months Ended September 30, 2022	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2022	Nine Months Ended September 30, 2021
Product development expense	$25,828	$24,231	$73,479	$84,197
Percentage of revenue	11.1%	12.2%	11.1%	15.2%

Product development expense in the three months ended September 30, 2022 increased by $1.6 million, or 6.6%, as compared to the same period in 2021. The change is primarily driven by a $1.3 million increase in personnel-related expenses and a $0.4 million increase in stock-based compensation due to the incremental expense associated with the modification of Exit-Vesting awards with certain performance conditions to also provide for vesting with time-based service conditions.

Product development expense in the nine months ended September 30, 2022 decreased by $10.7 million, or 12.7%, as compared to the same period in 2021, primarily due to a $12.9 million decrease in stock-based compensation due to forfeitures partially offset by a $1.9 million increase in personnel-related expenses.

Depreciation and amortization expense

(In thousands, except percentages)	Three Months Ended September 30, 2022	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2022	Nine Months Ended September 30, 2021
Depreciation and amortization expense	$19,755	$27,022	$73,835	$80,882
Percentage of revenue	8.5%	13.6%	11.2%	14.6%

Depreciation and amortization expense for the three months ended September 30, 2022 decreased by $7.3 million, or 26.9%, as compared to the same period in 2021. For the nine months ended September 30, 2022, depreciation and amortization expense decreased by $7.0 million, or 8.7%, as compared to the same period in 2021. The decreases in depreciation and amortization expense for the three-month and nine-month periods were primarily due to the full amortization of the legacy Badoo user base in July 2022 and the impairment of certain white label contracts in 2021. These decreases were partially offset by increases in the amortization of intangibles acquired from the Fruitz acquisition in January 2022.

Interest income (expense)

(In thousands, except percentages)	Three Months Ended September 30, 2022	(As Revised) Three Months Ended September 30, 2021	Nine Months Ended September 30, 2022	(As Revised) Nine Months Ended September 30, 2021
Interest income (expense)	$(6,866)	$(5,676)	$(18,446)	$(18,861)
Percentage of revenue	(3.0)%	(2.9)%	(2.8)%	(3.4)%

Interest expense for the three months ended September 30, 2022 increased by $1.2 million, or 21.0%, compared to the same period in 2021 and was due to an increase in interest rates on our outstanding debt under the credit agreements.

Interest expense for the nine months ended September 30, 2022 decreased by $0.4 million, or 2.2%, compared to the same period in 2021 as we repaid $200.0 million of debt in March 2021 partially offset by an increase in interest rates on our outstanding debt under the credit agreements.

Other income (expense), net

(In thousands, except percentages)	Three Months Ended September 30, 2022	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2022	(As Revised) Nine Months Ended September 30, 2021
Other income (expense), net	$6,545	$3,773	$24,729	$7,489
Percentage of revenue	2.8%	1.9%	3.7%	1.4%

Other income (expense), net in the three months ended September 30, 2022 increased by $2.8 million, or 73.5%, compared to the same period in 2021, primarily due to a $4.7 million increase in net gain on interest rate swaps, partially offset by a $1.7 million decline in the tax receivable agreement liability and a $0.4 million decrease in net foreign exchange gains.

Other income (expense), net in the nine months ended September 30, 2022 increased by $17.2 million, or 230.2%, compared to the same period in 2021, primarily due to a $15.6 million increase in net gain on interest rate swaps and a $3.4 million loss on extinguishment of long-term debt recognized when we repaid $200.0 million of debt in March 2021, partially offset by a $1.7 million decline in the tax receivable agreement liability and a $0.3 million decrease in fair value of investments in equity securities.

Income tax benefit (provision)

(In thousands, except percentages)	Three Months Ended September 30, 2022	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2022	(As Revised) Nine Months Ended September 30, 2021
Income tax benefit (provision)	$(1,618)	$(280)	$(5,756)	$437,122
Effective tax rate	5.8%	(2.8)%	11.3%	309.0%

Income tax provision was $(1.6) million for the three months ended September 30, 2022, compared to $(0.3) million for the same period in 2021. Income tax provision was $(5.8) million for the nine months ended September 30, 2022, compared to a benefit of $437.1 million for the same period in 2021. The tax benefit of $437.1 million recorded in the nine months ended September 30, 2021 includes a $441.5 million tax benefit related to the reversal of a net deferred tax liability, which was due to the restructuring of our international operations.

Non-GAAP Financial Measures

We report our financial results in accordance with GAAP, however, management believes that certain non-GAAP financial measures provide users of our financial information with useful supplemental information that enables a better comparison of our performance across periods. We believe Adjusted EBITDA provides visibility to the underlying continuing operating performance by excluding the impact of certain expenses, including income tax (benefit) provision, interest (income) expense, depreciation and amortization, stock-based compensation expenses, employer costs related to stock-based compensation, foreign exchange (gain) loss, changes in fair value of contingent earn-out liability, interest rate swaps and investments in equity securities, transaction and other costs, litigation costs net of insurance reimbursements that arise outside of the ordinary course of business, tax receivable agreement liability remeasurement (benefit) expense and impairment loss, as management does not believe these expenses are representative of our core earnings. We also provide Adjusted EBITDA margin, which is calculated as Adjusted EBITDA divided by revenue. In addition to Adjusted EBITDA and Adjusted EBITDA margin, we believe free cash flow and free cash flow conversion provide useful information regarding how cash provided by (used in) operating activities compares to the capital expenditures required to maintain and grow our business, and our available liquidity, after funding such capital expenditures, to service our debt, fund strategic initiatives and strengthen our balance sheet, as well as our ability to convert our earnings to cash. Additionally, we believe such metrics are widely used by investors, securities analysis, ratings agencies and other parties in evaluating liquidity and debt-service capabilities. We calculate free cash flow and free cash flow conversion using methodologies that we believe can provide useful supplemental information to help investors better understand underlying trends in our business.

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

We define Adjusted EBITDA as net earnings (loss) excluding income tax (benefit) provision, interest (income) expense, depreciation and amortization, stock-based compensation expense, employer costs related to stock-based compensation, foreign exchange (gain) loss, changes in fair value of contingent earn-out liability, interest rate swaps and investments in equity securities, transaction and other costs, litigation costs net of insurance reimbursements that arise outside of the ordinary course of business and tax receivable agreement liability remeasurement (benefit) expense. Adjusted EBITDA margin represents Adjusted EBITDA as a percentage of revenue.

We define free cash flow as net cash provided by (used in) operating activities less capital expenditures. Free cash flow conversion represents free cash flow as a percentage of Adjusted EBITDA. Operating cash flow conversion represents net cash provided by (used in) operating activities as a percentage of net earnings (loss).

The following table reconciles our non-GAAP financial measures to the most comparable GAAP financial measures for the periods presented:

(In thousands, except percentages)	Three Months Ended September 30, 2022	(As Revised) Three Months Ended September 30, 2021	Nine Months Ended September 30, 2022	(As Revised) Nine Months Ended September 30, 2021
Net earnings (loss)	$26,405	$(10,385)	$45,122	$295,654
Add back:
Income tax (benefit) provision	1,618	280	5,756	(437,122)
Interest (income) expense	6,866	5,676	18,446	18,861
Depreciation and amortization	19,755	27,022	73,835	80,882
Stock-based compensation expense	37,175	23,763	77,179	99,502
Employer costs related to stock-based compensation (1)	431	2,438	1,628	2,438
Litigation costs, net of insurance reimbursements (2)	249	2,019	4,089	3,794
Foreign exchange (gain) loss (3)	(1,551)	(2,011)	(6,050)	(6,042)
Changes in fair value of interest rate swaps(4)	(4,774)	(46)	(18,404)	(2,789)
Transaction and other costs(5)	2,705	2,208	6,869	21,630
Changes in fair value of contingent earn-out liability	(27,004)	5,221	(46,399)	77,659
Changes in fair value of investments in equity securities	(38)	(14)	(38)	(333)
Tax receivable agreement liability remeasurement benefit (6)	—	(1,687)	—	(1,687)
Impairment loss (7)	—	—	4,388	—
Adjusted EBITDA	$61,837	$54,484	$166,421	$152,447
Net earnings (loss) margin(8)	11.4%	(5.2)%	6.8%	53.4%
Adjusted EBITDA margin	26.6%	27.4%	25.1%	27.5%

Net cash provided by (used in) operating activities			$81,769	$20,257
Less:
Capital expenditures			(11,311)	(9,388)
Free cash flow			$70,458	$10,869
Operating cash flow conversion			181.2%	6.9%
Free cash flow conversion			42.3%	7.1%

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
(5)
Represents transaction costs related to acquisitions and our offerings (IPO, the Reorganization and the secondary offering) such as legal, accounting, advisory fees and other related costs. Amount for the nine months ended September 30, 2021 also includes a loss on debt extinguishment related to the repayment of $200.0 million under the Incremental Term Loan Facility. Amounts for 2022 also include employee-related restructuring costs directly associated with our decision to discontinue our operations in Russia including severance benefits, relocation and advisory fees.
(6)
Represents changes in tax receivable agreement liability due to tax rate changes and unrelated to exchanges of Common Units for Class A shares.
(7)
Represents impairment loss of a right-of-use asset related to our Moscow office.

(8)
Net earnings margin for the nine months ended September 30, 2021 includes a $441.5 million tax benefit related to the reversal of a deferred tax liability due to a restructuring of the Company’s international operations.

Liquidity and Capital Resources

Overview

The Company’s principal sources of liquidity are our cash and cash equivalents and cash generated from operations. Our primary uses of liquidity are operating expenses and capital expenditures. As of September 30, 2022, we had $365.1 million of cash and cash equivalents, a decrease of $4.1 million from December 31, 2021 primarily due to the acquisition of Fruitz and the classification of restricted cash for cash held in Russia.

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

Cash Flow Information

The following table summarizes our unaudited condensed consolidated cash flow information for the periods presented:

(In thousands)	Nine Months Ended September 30, 2022	(As Revised) Nine Months Ended September 30, 2021
Net cash provided by (used in):
Operating activities	$81,769	$20,257
Investing activities	(81,031)	(9,357)
Financing activities	(11,665)	152,924

Operating activities

Net cash provided by operating activities was $81.8 million for the nine months ended September 30, 2022, and $20.3 million for the nine months ended September 30, 2021. This includes adjustments to net earnings (loss) for the nine months ended September 30, 2022 and September 30, 2021 related to: deferred income tax of $(6.5) million and $(443.1) million, respectively; change in fair value of deferred contingent consideration of $(46.4) million and $77.7 million, respectively; stock-based compensation of $77.2 million and $99.5 million, respectively; and depreciation and amortization of $73.8 million and $80.9 million, respectively.

The changes in assets and liabilities for the nine months ended September 30, 2022 and 2021 consist primarily of: changes in legal liabilities of $(7.1) million and $(45.6) million, respectively; and changes in accounts receivables of $(5.2) million and $(5.0) million, respectively, driven by timing of cash receipts.

Investing activities

Net cash used in investing activities was $81.0 million and $9.4 million for the nine months ended September 30, 2022 and 2021, respectively. The change was primarily due to the acquisition of Fruitz (net of cash acquired) of $69.7 million in the nine months ended September 30, 2022. In addition, the Company had capital expenditures of $(11.3) million and $(9.4) million in the nine months ended September 30, 2022 and 2021, respectively.

Financing activities

Net cash provided by (used in) financing activities was $(11.7) million and $152.9 million in the nine months ended September 30, 2022 and 2021, respectively. In the nine months ended September 30, 2022, the Company used $(7.4) million for shares withheld to satisfy employee tax withholding requirements upon vesting of restricted stock units, and $(4.3) million to repay a portion of the outstanding indebtedness under our Original Term Loan. In the nine months ended September 30, 2021, the Company received net proceeds of $2,361.2 million after deducting underwriting discounts and commissions, of which $1,991.6 million was used to redeem shares of Class A common stock and purchase Common Units from our Sponsor, $(205.0) million was used to repay a portion of the outstanding indebtedness under our Incremental Term Loan Facility and $(9.3) million was used for shares withheld to satisfy employee tax withholding requirements upon vesting of restricted stock units.

Indebtedness

Senior Secured Credit Facilities

In connection with the Sponsor Acquisition, in January 2020, we entered into the Initial Term Loan Facility in an original aggregate principal amount of $575.0 million and the Revolving Credit Facility in an aggregate principal amount of up to $50.0 million. In connection with the Distribution Financing Transaction, in October 2020, we entered into the Incremental Term Loan Facility (the “Incremental Term Loan Facility”) in an original aggregate principal amount of $275.0 million. The Incremental Term Loan provides for additional senior secured term loans with substantially identical terms as the Initial Term Loan Facility (other than the applicable margin). A portion of the net proceeds from the initial public offering was used to repay $200.0 million aggregate principal amount of our outstanding indebtedness under our Term Loan Facility in the three months ended March 31, 2021. The borrower under the Senior Secured Credit Facilities is a wholly owned subsidiary of Bumble Holdings, Buzz Finco L.L.C. (the “Borrower”). The Senior Secured Credit Facilities contain affirmative and negative covenants and customary events of default.

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

The Initial Term Loan Facility amortizes in equal quarterly installments in aggregate annual amounts equal to 1.00% of the principal amount of the Initial Term Loan Facility outstanding as of the date of the closing of the Initial Term Loan Facility, with the balance being payable at maturity on January 29, 2027. The Incremental Term Loan Facility amortizes in equal quarterly installments in aggregate annual amounts equal to 1.00% of the principal amount of the Incremental Term Loan Facility outstanding as of the date of the closing of the Incremental Term Loan Facility, with the balance being payable at maturity on January 29, 2027. Following the $200.0 million aggregate principal payment of amount of outstanding indebtedness during the three months ended March 31, 2021 quarterly installment payments on the Incremental Term Loan Facility are no longer required for the remaining term of the facility. Principal amounts outstanding under the Revolving Credit Facility are due and payable in full at maturity on January 29, 2025.

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

Contractual Obligations and Contingencies

The following table summarizes our contractual obligations as of September 30, 2022:

	Payments due by period
(In thousands)	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
Long-term debt	$5,750	$11,500	$617,000	$—	$634,250
Operating leases	5,561	8,444	8,804	4,521	27,330
Other	7,889	5,340	—	—	13,229
Total	$19,200	$25,284	$625,804	$4,521	$674,809
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

In connection with the Sponsor Acquisition in January 2020, we entered into a contingent consideration arrangement, consisting of an earn-out payment to the former shareholders of Worldwide Vision Limited of up to $150 million. In addition, we entered into a contingent consideration arrangement for an earn-out payment of up to $10 million in connection with our January 2022 acquisition of Fruitz. The timing and amount of such payments, that we may be required to make, is not reflected in the contractual obligations table set forth above as the payment to the former shareholders of Worldwide Vision Limited is dependent upon the achievement of a specified return on invested capital by our Sponsor and our payment to Fruitz is dependent upon the achievement of certain net revenue targets. See Note 6, Business Combination, for additional information on the Fruitz acquisition.

In September 2022, the Company entered into an agreement for third-party cloud services. The Company is committed to pay a minimum of $7.1 million over the period of 18 months. If at the end of the 18 months, or upon early termination, the Company has not reached the $7.1 million in spend, they will be required to pay for the difference between the sum of fees already incurred and the minimum commitment.

In October 2022, the Company entered into a lease termination agreement for its Moscow office. The reduction in future lease payments is not reflected in the table above.

Critical Accounting Policies and Estimates

We have discussed the estimates and assumptions that we believe are critical because they involve a higher degree of judgment in their application and are based on information that is inherently uncertain in our Annual Report on Form 10-K for the year ended December 31, 2021. There have been no significant changes to these accounting policies and estimates for the nine months ended September 30, 2022, except as described below.

Restructuring charges, associated with office closure or exiting a market, consist primarily of severance, relocation, right-of-use asset impairment and other related costs. The Company evaluates the nature of these costs to determine if they relate to ongoing benefit arrangements which are accounted for under ASC 712, Compensation - Nonretirement Postemployment Benefits, or one-time benefit arrangements which are accounted for under ASC 420, Exit or Disposal Cost Obligations. The Company records a liability for ongoing employee termination benefits when it is probable that an employee is entitled to them and the amount of the benefits can be reasonably estimated. One-time employee termination costs are recognized when management has communicated the termination plan to employees, unless future service is required, in which case the costs are recognized ratably over the future service period. All other related costs are recognized when incurred. See Note 9, Restructuring, for additional information.

Related Party Transactions

For discussions of related party transactions, see Note 16, Related Party Transactions, to the condensed consolidated financial statements included in "Item 1 - Financial Statements (Unaudited)".

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Foreign Currency Exchange Risk

We conduct business in certain foreign markets, primarily in the United Kingdom and the European Union. For the three months ended September 30, 2022 and 2021, revenue outside of North America accounted for 39.0% and 41.2% of combined revenue, respectively. Revenue outside of North America accounted for 39.5% and 42.4% of combined revenue, respectively for the nine months ended September 30, 2022 and 2021. Our primary exposure to foreign currency exchange risk is the underlying user’s functional currency other than the U.S. Dollar, primarily the British Pound and Euro. As foreign currency exchange rates change, translation of the statements of operations of our international businesses into U.S. dollars affects year-over-year comparability of operating results. The average Euro versus the U.S. Dollar exchange rate was 14.5% and 11.0% lower in the three and nine months ended September 30, 2022 compared to the three and nine months ended September 30, 2021, respectively. The average British Pound versus the U.S. Dollar exchange rate was 14.6% and 9.1% lower in the three and nine months ended September 30, 2022 compared to the three and nine months ended September 30, 2021, respectively. Historically, we have not hedged any foreign currency exposures. Our continued international expansion increases our exposure to exchange rate fluctuations and as a result such fluctuations have had and could continue to have a significant impact on our future results of operations.

Interest Rate Risk

At September 30, 2022, we had debt outstanding with a carrying value of $626.0 million. With consideration of the financial impact of our interest rate swaps, a hypothetical interest rate increase of 1% would have increased interest expense for the three and nine months ended September 30, 2022 by $0.7 million and $2.1 million, respectively, based upon the outstanding debt balances and interest rates in effect during those periods. See Note 12, Debt, within the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report. Borrowings under our Senior Secured Credit Facilities bear interest at a variable market rate. In order to reduce the financial impact of increases in interest rates, the Company entered into two interest rate swaps for a total notional amount of $350 million on June 22, 2020. The effective date for the interest rate swaps is June 30, 2020 and final maturity date is June 30, 2024. The financial impact of the interest rate swaps is to fix the variable interest rate element on $350 million of the long-term debt at a rate of 0.4008%.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of September 30, 2022, our disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (“SEC”), and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

In conjunction with our review of the accounting for debt issuance costs during the quarter ended September 30, 2022, we identified misstatements in the recognition and presentation of certain debt issuance costs within prior periods, which indicated a material weakness existed within our internal controls for those prior periods. The Company implemented enhanced internal controls during fiscal year 2022, which identified and remediated the material weakness as of September 30, 2022. The misstatements in previously issued financial statements were corrected in this Quarterly Report on Form 10-Q as disclosed in Note 3 to the unaudited condensed consolidated interim financial statements for the period ended September 30, 2022.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

This control deficiency did not result in a material misstatement of our prior period consolidated annual or interim financial statements. However, the control deficiency could have resulted in material misstatements to the annual or interim consolidated financial statements that would not have been prevented or detected. Accordingly, management has concluded that this control deficiency constitutes a material weakness in prior periods.

Changes in Internal Control over Financial Reporting

Other than the changes made to identify and remediate the prior period material weakness, there were no changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

For additional information, see Note 18, Commitments and Contingencies, to our unaudited condensed consolidated financial statements included in Part I, “Item 1—Financial Statements (Unaudited)” of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

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

3.1	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on February 16, 2021).
3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on February 16, 2021).
10.1*	Amended and Restated Employment Agreement, dated September 23, 2022, by and between Bumble Trading LLC and Anuradha Subramanian.†
10.2*	Form of Vesting Adjustment Letter relating to Performance-Based Incentive Unit Awards.†
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
†	Management contract or compensatory plan or arrangement.

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

BUMBLE INC.

Date: November 16, 2022	By:	/s/ Whitney Wolfe Herd
Whitney Wolfe Herd
Chief Executive Officer

Date: November 16, 2022	By:	/s/ Anuradha B. Subramanian
Anuradha B. Subramanian
Chief Financial Officer