Form 10-K
period 2022-12-31
Bumble Inc.
filed 2023-02-28
CIK 1830043

Ω

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

As of June 30, 2022, which was the last business day of the registrant’s most recently completed second fiscal quarter, the market value of the shares of the registrant’s Class A common stock held by non-affiliates of the registrant was approximately $2,409,772,587 based upon the closing price of $28.15 per share as reported by The Nasdaq Stock Market LLC on that date.

As of January 31, 2023, Bumble Inc. had 130,169,045 shares of Class A common stock, par value $0.01 per share, outstanding and 20 shares of Class B common stock, par value $0.01 per share, outstanding.

Auditor Firm Id:	42	Auditor Name:	Ernst & Young LLP	Auditor Location:	New York, NY, USA

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement relating to its 2023 Annual Meeting of Stockholders, or Proxy Statement, to be filed hereafter are incorporated by reference into Part III of this Annual Report on Form 10-K. Except with respect to information specifically incorporated by reference into this Annual Report, the Proxy Statement shall not be deemed to be filed as part hereof.

CAUTIONARY STATEMENT REGARDING Forward-Looking Statements

This Annual Report on Form 10-K, or this Annual Report, contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements reflect the current views of management of Bumble Inc. with respect to, among other things, its operations, its financial performance and its industry. Forward-looking statements include all statements that are not historical facts. In some cases, you can identify these forward-looking statements by the use of words such as “outlook,” “believe(s),” “expect(s),” “potential,” “continue(s),” “may,” “will,” “should,” “could,” “would,” “seek(s),” “predict(s),” “intend(s),” “trends,” “plan(s),” “estimate(s),” “anticipates,” “projection,” “will likely result” and or the negative version of these words or other comparable words of a future or forward-looking nature. Such forward-looking statements are subject to various risks and uncertainties. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements. These factors include but are not limited to those described in Part I, “Item 1A—Risk Factors”. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this Annual Report. Bumble Inc. undertakes no obligation to publicly update or review any forward-looking statements, whether as a result of new information, future developments or otherwise, except as required by law.

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
•
a “Badoo App and Other Paying User” is a user that has purchased or renewed a subscription plan and/or made an in-app purchase on Badoo app in a given month (excluding Fruitz) or made a purchase on one of our other apps that we owned and operated in a given month, or purchase on other third-party apps that used our technology in the relevant period). We calculate Badoo App and Other Paying Users as a monthly average, by counting the number of Badoo App and Other Paying Users in each month and then dividing by the number of months in the relevant measurement period.

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
•
“Board of Directors” or “Board” refers to the board of directors of Bumble Inc.
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
•
“pre-IPO owners” refer to our Founder, our Sponsor, Co-Investor and management and other equity holders who were the owners of Bumble Holdings immediately prior to the Offering Transactions.
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
•
“Sponsor Acquisition” refers to the acquisition on January 29, 2020 by our Sponsor of a majority stake in Worldwide Vision Limited and certain transactions related thereto, as described in “Item 7―Management’s Discussion and Analysis of Financial Condition and Results of Operations―Factors Affecting the Comparability of Our Results of Operations―The Sponsor Acquisition”.
•
“Successor Period” is the period from January 29, 2020 to December 31, 2022.
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
•
Access to our products depends on mobile app stores and other third parties such as data center service providers, as well as third-party cloud infrastructure and service providers, payment aggregators, computer systems, internet transit providers and other communications systems and service providers. Increasing adoption and enforcement by third parties such as the Apple App Store or Google Play Store of policies that limit, prohibit or eliminate our ability to distribute or update our applications through their stores, or increase the costs to do so, could materially adversely affect our business, financial condition and results of operations.

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
•
If we are unable to obtain, maintain, protect and enforce intellectual property rights and successfully defend against claims of infringement, misappropriation or other violations of third-party intellectual property, it could materially adversely impact our business, financial condition and results of operations.
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
•
We are exposed to changes in the global macroeconomic environment beyond our control, which may adversely affect consumer discretionary spending, demand for our products and services, and our expenses.
•
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

Bumble’s mission is to create a world where all relationships are healthy and equitable, through Kind Connections. Our platform enables people to connect and build healthy and equitable relationships on their own terms. We focus on building authenticity and safety in the online space, which is marked at times by isolation and toxicity. We also believe there is a significant opportunity to extend our platform beyond online dating into healthy relationships across all areas of life: love, friendships, careers and beyond. By empowering women across all of their relationships, we believe that we have the potential to become a preeminent global women’s brand.

In 2022, we operated three apps, Bumble app, Badoo app and Fruitz app, where during 2022, on average, over 40 million users came on a monthly basis to discover new people and connect with each other in a safe, secure and empowering environment. Bumble app, Badoo app and Fruitz app monetize via a freemium model, where the use of the service is free and a subset of the users pay for subscriptions or in-app purchases to access premium features. We are a leader in the online dating space, which has become increasingly popular over the last decade and has been cited as the most common way for new couples to meet in the United States.

The Bumble and Badoo apps ranked among the top five grossing iOS lifestyle apps in 109 and 99 countries, respectively, as of December 31, 2022.

•
Bumble app, launched in 2014, is one of the first dating apps built with women at the center. On Bumble app, women make the first move. Bumble app is a leader in the online dating sector across several countries, including the United States, United Kingdom, Australia and Canada. We had approximately 2.0 million Bumble App Paying Users during the year ended December 31, 2022.
•
Badoo app, launched in 2006, was one of the pioneers of web and mobile free-to-use dating products. Badoo app’s focus is to make finding meaningful connections easy, fun and accessible for a mainstream global audience. Badoo app continues to be a market leader in Europe and Latin America. We had approximately 1.2 million Badoo App and Other Paying Users during the year ended December 31, 2022.

In January 2022, we acquired Fruitz, a fast-growing dating app with a Gen Z focus, which is a growing segment of online dating consumers. Fruitz app was the second most downloaded dating app in France, its core market, during the year ended December 31, 2022.

Bumble is more than our apps—we are powering a movement. Our mission-first strategy ensures that values guide our business decisions and our business performance enables us to drive impact. Our strategy is anchored by our powerful brand, product leadership, operational excellence and impact initiatives. Examples of how our mission drives our business include:

•
We enhance our brand through impact initiatives beyond our apps, including advocating for legislative solutions to prohibit nonconsensual intimate image abuse and other online harms, including unsolicited lewd photos.
•
We engage in worldwide nonprofit partnerships to support healthy, safe, and equitable relationships, and to elevate women and other underrepresented communities.
•
We enhance our brand through marketing campaigns centered around elevating women, including the “Be the CEO Your Parents Wanted You to Marry” and “Believe Women” campaigns.

We believe that the best way to compete in a world where people have multiple ways to connect is through product innovation. We uniquely design our products to facilitate engagement prioritizing safety and accountability across the user experience. We continuously collect user feedback, which informs our product development roadmap. The more we know about our community’s interests, the better we can innovate products that maximize their chances of making connections most likely to turn into the relationships they are seeking. Our apps share some common infrastructure, which allows insights to be shared between apps.

Our shared infrastructure is also critical to providing our users with personalized and superior experiences. Our team has a strong track record of product leadership in online dating. We were the first company in the dating app industry to develop technology to proactively blur lewd photos shared within a chat, which Bumble recently open-sourced for the technology community as part of a larger effort to help rid the internet of "cyberflashing," the sharing of unsolicited lewd photos online. In addition, the insights we have gained from our community have encouraged us to extend Bumble app into many more areas of life, such as platonic friendships and business networking, and we have built our platform with the flexibility to pursue these opportunities.

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

Our technology platform is fueled by:

•
Shared infrastructure: Our apps share some common infrastructure, which allows insights to be shared between apps. This allows us to quickly test new features, provides us with flexibility to migrate features from one app to another where appropriate, and improves execution at scale by driving faster improvements in our apps, while simultaneously driving operating efficiencies by reducing the cost of launching new features. Given our shared infrastructure, we can also innovate and scale efficiently as we enter new geographies and new categories outside online dating. Moreover, in seeking to acquire companies, we look for opportunities to leverage our shared infrastructure (for example, our content moderation capabilities) to accelerate their product roadmap.
•
Our data and machine learning capabilities: We are continually analyzing data from user interactions on our platform, allowing us to constantly optimize the user experience. We have machine and deep learning capabilities that we leverage to personalize the potential matches we display, inform our product pipeline and otherwise tailor the experience for specific users. Our machine and deep learning capabilities plays a key role in identity fraud prevention as well as blocking inappropriate behavior and content from polluting our platform.
•
Our data protection and privacy standards: We are both committed and mandated to adhere to strict privacy standards.

Bumble App

Profile, Matching and Chatting

Setting up a profile on Bumble app is easy. First, users input information about themselves, including their name, age, gender identity, sexual orientation / who they are looking for, and a photo. In addition, we offer multiple ways for users to add customization and detail to their profiles. Users can also add Badges to their profiles, which allows a user to prominently display certain values or characteristics, ranging from religion, to preference around having children, to zodiac sign. We also enable enhanced personalization of your profile, through integration with Spotify and Instagram. The profile set up includes features geared towards our users’ safety—for example, by encouraging additional photographs, verifying their profile, and offering filters to search for other verified users to protect themselves from “catfishing” or profiles with false identities. We require all users to review our community guidelines which include items such as respecting all users regardless of their identity and only uploading your own photos.

We use a matching algorithm combined with the preferences provided by users to recommend potential connections. Users can opt to use one of our filters to be more specific in the types of matches they see. A user can swipe right to vote “yes” to a potential match, or left to go to the next profile, or, in most of our markets, leave a compliment on a specific photo or profile prompt on someone’s profile. When both users vote yes, a connection is made. After an initial match is formed, users on Bumble app must initiate a chat within 24 hours or the connection disappears. As our motto implies, women make the first move by initiating a chat in a heterosexual connection. Free users can extend one match per day by adding another 24 hours to the countdown. We offer our users multiple mediums to engage with their matches, including through voice chat, video chatting, voice recordings, or GIFs—animated images.

These features not only enrich the conversation but also improve safety by allowing added layers of verification and interactions prior to meeting in person. Users can also opt to play our Question Game which asks both users in a match the same question.

Safety

The safety and security of our users is a key priority. In addition to prioritizing verification of users and offering communication like voice and video chat tools to allow interactions before or in lieu of in-person meeting without exchanging sensitive personal information, we have also engineered other safety features such as our proactive safety monitoring. This feature uses machine learning to identify harassment and identity-based hate, which is then flagged to moderators to review and action appropriately according to our Community Guidelines. Our Safety Center is an in-app section with advice around safety and security, standards of behavior, how to report unwanted behavior, and other information about how Bumble app maintains safety. We also prioritize mental health by offering options such as Snooze, which temporarily hides a user’s profile to potential matches allowing users to take a break from the platform, without losing their match history or profile details.

Premium Features

Our subscription offerings, Bumble Boost and Bumble Premium, provide users with additional features to increase their success making a meaningful connection. We offer users flexible subscription plans, and the most common lengths are 7-day, 30-day and 90-day. The most popular features included in the subscription plans are:

•
Beeline: The Beeline shows you who likes you - potential suitors who have already voted yes on the user, but on which the user has not yet voted one way or another. Bumble Premium subscribers are not only able to see the Beeline, but they can also apply their filters for a more curated experience.
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
•
Compliments: In most of our markets, users can purchase more Compliments to send a kind reaction to another user’s bio, photo, or profile prompt, which allows the sender to stand out and be intentional about starting a conversation in a positive way.

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

Badoo App

Profile, Matching and Chatting

Badoo app’s profile customizations include the ability to add photos, work or educational background, and other personal information such as height and religion. We also allow profile videos on Badoo app. In addition, users can use the "Moods" feature to share what's on their minds. This can either be based around their current emotions or what kind of date they want to pursue. Another unique feature of Badoo app is the My Interests feature, which allows users to highlight certain topics by entering words or multiple words that are then displayed on the users’ profiles.

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

Fruitz App

Fruitz app requires all users to select a profile fruit to symbolize their dating intention: cherries for those seeking a serious relationship, grapes for those looking to date, watermelons for those who are not seeking anything serious, and peaches for those looking for a casual relationship. This simple feature normalizes the notion of users disclosing their dating intentions from the first touchpoint with any user, encouraging honesty and transparency.

On Fruitz app, the safety and security of our users is paramount. Fruitz leverages shared infrastructure from the Bumble and Badoo apps for photo moderation.

Fruitz app's premium subscription offerings are Fruitz Premium and Fruitz Golden. Premium features include: Filter by Fruit, which enables users to filter other users by their dating intention, represented by their fruit, and Who Liked Me, which allows users to see who has already liked them.

How We Grow Our Community

We are investing in growing our community by building our apps as distinct brands with complementary but unique user value propositions. For Bumble app, we educate audiences on how women making the first move creates healthier relationships across love, friendship, and business. Badoo app is about helping people overcome the self-doubt they might feel, to open themselves up to others, embrace the journey of meeting people to figure out what they want. Fruitz app is about encouraging honesty and transparency through the disclosure of dating intentions at the outset.

Each of our apps has a specific brand and marketing approach that is appropriate for its business model, stage of maturity and local market nuances. For example, our Bumble app marketing uses hyperlocal messaging brought to life through large-scale campaigns alongside grassroots community building based on our core audience's location.

Our brands’ marketing strategies are especially effective due to our centralized performance marketing, partnership, and creative functions. These centralized functions enable us to share marketing learnings across our apps and geographies, allowing for the broadest application of successful strategies.

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
•
Policy Advocacy and Legislation Efforts: We are continuing our focus on efforts to combat the sending of unsolicited lewd photos. In 2019, we helped pass one of the first state-level laws to address the act of sending unsolicited lewd photos in Texas. We have since helped pass similar legislation in California and Virginia and are supporting similar legislation in New York and Washington D.C. In 2021, we launched a campaign in the UK to support the enactment of a law that makes the unsolicited sending of nude images illegal. Our campaign garnered widespread attention from the media and government, which announced that it is considering how to best legislate a new criminal offense to address cyberflashing. Additionally, in the third quarter of 2022, we contributed the source code for our Private Detector AI feature, which flags unsolicited nude photos, to the open source community in an effort to help others combat cyberflashing.
•
Healthy Relationships: Bumble is a multi-year partner of the National Domestic Violence Hotline, with a shared commitment to help empower people across the United States to create healthy and equitable relationships both online and in real life.
•
Philanthropic Partnerships Program: We aim to build meaningful partnerships that support our mission, inform our products, bolster the safety and wellbeing of our community, and engage our employees.

Human Capital

Our company culture and people practices are critical to achieving our mission of creating a world where all relationships are healthy and equitable, and our values are rooted in growth, kindness, equity, accountability and honesty.

Diversity & Inclusion

The diversity of our management team and workforce is key to our success and reflects our mission and values. We strongly encourage people of color, lesbian, gay, bisexual, transgender, queer and non-binary people, veterans, and individuals with disabilities to apply to work with us. We seek to be fully reflective of the communities we serve around the world. As of the date of this Annual Report, 73% of our Board and more than 50% of our management team are women. As of December 31, 2022, we had over 950 full-time employees, of which approximately 770 are located outside of the United States.

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

Our ERGs sponsor many initiatives throughout the year, which build community and advocacy through workshops, newsletters, listening circles, leadership development and other training programs, and cultural celebrations.

Other company initiatives include: continuing to expand the role of our Diversity, Equity, Inclusion and Belonging Center of Excellence, setting workforce representation goals, providing diversity and inclusion training to all employees, and continuing our investment in the Bumble Tech Academy graduates, which encourages and supports the transition of talent from underrepresented groups and communities to the tech sector.

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

We invest in development to help employees grow and build their careers. We sponsor training, education and leadership development opportunities for our employees designed to provide them with the knowledge, skills and habits necessary to succeed in their jobs and careers. In 2022, we optimized our performance evaluation processes and piloted a manager development program, which we plan to expand to all managers in 2023.

To build an organization where employees feel engaged, valued and heard, we gather and respond to employees’ feedback in a variety of ways, including through periodic employee engagement surveys, new joiner surveys, one-on-one interactions, and regular "All Hands" meetings that bring the entire company together. Participation in our most recent employee engagement survey was active, with approximately seven in ten employees completing the survey. We maintain open lines of communication to help us understand our employees’ needs so that we can continuously improve as an employer of choice for our current and future employees.

Benefits, Safety & Wellbeing

The success of our business is fundamentally connected to the wellbeing of our people. We continue to invest in benefits that help our employees, support our mission, and align with market practice across five key health pillars: physical, mental, financial, family, and social.

We offer a competitive benefits package, which includes access to private healthcare coverage for employees and their families, paid six-month leave for parents regardless of gender, path to parenthood support, unlimited paid time off, and paid leave for survivors of domestic violence or violent crimes. We also invest in initiatives for financial and retirement planning.

The safety of our employees remains among our top priorities. We regularly engage a mental health liaison to work with our internal safety team, host benefit sessions on topics of safety, and offer mental healthcare resources to employees.

Competition

The online dating industry is fast growing and highly competitive. We compete with a number of companies that provide dating products and services for the same markets in which we operate, including other online dating platforms and social media platforms that offer dating features. However, online dating is not a winner-take-all market, with users on average using two different apps at the same time—and very few competitors operate at our scale or level of brand awareness. In addition, we compete with offline dating services, such as in-person matchmakers, as well as more traditional forms of dating that involve people meeting offline without the use of dating products or services altogether. Because of the extensibility of the Bumble app platform beyond dating, we also compete with social media and networking platforms in that context.

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

Seasonality

We experience seasonality in user growth, user engagement, Paying User growth, and monetization on our platform. Historically, we have seen an increase in all of these metrics in January due in part to seasonal demand in the lead up to Valentine’s Day, and during the Northern Hemisphere summer. Generally, our highest performing months for user growth and user engagement are during the first and third quarters of the fiscal year, and our highest performing months for Total Paying Users are in the third and fourth quarters of the fiscal year.

Licensing and Regulation

We are subject to a variety of laws and regulations in the United States and around the world that involve matters central to our business. Many of these laws and regulations are still evolving and being tested in courts, and could be interpreted in ways that could harm our business. These laws may relate to privacy, data protection and personal information, online safety, rights of publicity, content, intellectual property, advertising, marketing, distribution, data security, data retention and deletion, electronic contracts and other communications, competition, protection of minors, consumer protection, telecommunications, taxation, economic or other trade prohibitions or sanctions, anti-corruption law compliance, securities law compliance, online payment services, and labor and employment. In particular, we are subject to federal, state, and foreign laws regarding privacy and protection of people’s data and we currently, and from time to time, may not be in technical compliance with all such laws. Foreign data protection, privacy, content, competition, and other laws and regulations can impose different obligations or be more restrictive than those in the United States. U.S. federal and state and foreign laws and regulations, which in some cases can be enforced by private parties in addition to government entities, are constantly evolving and can be subject to significant change. As a result, the application, interpretation, and enforcement of these laws and regulations are often uncertain and difficult to predict, particularly in the rapidly-evolving industry in which we operate, and may be interpreted and applied inconsistently from country to country and inconsistently with our current policies and practices.

Proposed, new and evolving legislation and regulations could also significantly affect our business. For example, the implications of the European Union (“EU”) and United Kingdom’s General Data Protection Regulation (collectively referred to as “GDPR”), which applies to our products and services, are far-reaching and constantly evolving. The GDPR includes operational requirements for companies that are established in the European Economic Area or United Kingdom, respectively, and for companies that receive or process personal data of individuals located in those jurisdictions, and includes significant penalties for non-compliance. In addition to the GDPR, there are a number of legislative proposals in the EU as well as other jurisdictions that could impose new obligations or limitations in areas affecting our business. There are other privacy and data protection laws and regulations that impact the products and services we offer to users in different countries. In the United States, there are a number of state laws, such as the California Consumer Privacy Act, which, as amended by the California Privacy Rights Act (collectively, “CCPA”), modified the legal regime in California, including by expanding consumers’ rights with respect to certain sensitive personal information, and created a new state agency, the first of its kind in the United States, which is vested with authority to implement and enforce the CCPA. There are other U.S. states that have passed comprehensive privacy laws that have either come into force – Virginia – or will come into force later this year – Colorado, Connecticut, and Utah, or that have pending privacy bills in their respective legislatures. At a national level in the United States, Congress may pass a comprehensive federal privacy statute and agencies such as the Federal Trade Commission are increasing their enforcement efforts and considering adopting new privacy rules. New privacy laws or regulations are likely to grant enhanced privacy rights to individuals and impose obligations on us as a business operating in those jurisdictions. In addition, some countries are considering or have passed legislation requiring local storage and processing of data or similar requirements that could increase the cost and complexity of delivering our services. For information regarding risks related to these compliance requirements, please see “Item 1A—Risk Factors—Risks Related to Regulation and Litigation—We must comply with rapidly-evolving privacy and data protection laws across jurisdictions, and the failure to do so could result in claims, changes to our business practices, monetary penalties, increased cost of operations, or declines in user growth or engagement, or otherwise harm our business.”

The foregoing description does not include an exhaustive list of the laws and regulations governing or impacting our business. See the discussion contained in the “Risk Factors” section of this Annual Report for information regarding how actions by regulatory authorities or changes in legislation and regulation in the jurisdictions in which we operate may have a material adverse effect on our business.

Emerging Growth Company Status

In connection with our IPO, we elected to be an Emerging Growth Company (“EGC”), as defined in the Jumpstart Our Business Startups Act. An EGC is defined as a company with total annual gross revenues of less than $1.235 billion during its most recently completed fiscal year. A company will retain its EGC status until the earlier of: (1) the last day of the fiscal year in which it exceeds $1.235 billion in annual gross revenues; (2) the last day of the fiscal year following the fifth anniversary of the date it first sold securities pursuant to an initial public offering registration statement; (3) the date on which the EGC has, within the previous three years, issued $1 billion of nonconvertible debt; or (4) the date it is deemed to be a large accelerated filer (an SEC registered company with a public float of at least $700 million).

Effective December 31, 2022, we are a large accelerated filer and accordingly are no longer an EGC.

Additional Information

Bumble Inc. was incorporated in Delaware on October 5, 2020. Our principal executive offices are located at 1105 West 41st Street, Austin, Texas 78756, and our telephone number is (512) 696-1409.

Our website address is www.bumble.com and our investor relations website is located at https://ir.bumble.com. The information posted on our website is not incorporated into this Annual Report. Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) are available free of charge on our investor relations website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the U.S. Securities and Exchange Commission (“SEC”).

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

Website and Social Media Disclosure

We use our websites (www.bumble.com and ir.bumble.com) and at times our corporate Twitter account (@bumble) and LinkedIn (www.linkedin.com/company/bumble) to distribute company information. The information we post through these channels may be deemed material. Accordingly, investors should monitor these channels, in addition to following our press releases, SEC filings and public conference calls and webcasts. In addition, you may automatically receive e-mail alerts and other information about Bumble when you enroll your e-mail address by visiting the “E-mail Alerts” section of our website at ir.bumble.com. The contents of our website and social media channels are not, however, a part of this Annual Report.

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
•
users are no longer willing to pay (or pay as much) for subscriptions or in-app purchases, including due to changes to the payment platform or payment methods;
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
•
we fail to appeal to and engage the younger demographic of users (for example, Gen Z), with their different dynamics of connection;
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
•
there is decreased engagement due to the expansion of one of our apps into new markets which cannibalizes any of our other apps that historically operated in such markets;
•
there is decreased engagement with our products as a result of changes in prevailing social, cultural or political preferences in the markets where we operate; or
•
there are changes mandated by legislation, regulatory authorities or litigation that adversely affect our products or users.

From time to time, certain of these factors have negatively affected user retention, growth, and engagement to varying degrees. See “—Access to our products depends on mobile app stores and other third parties such as data center service providers, as well as third-party cloud infrastructure and service providers, payment aggregators, computer systems, internet transit providers and other communications systems and service providers. Increasing adoption and enforcement by third parties such as the Apple App Store or Google Play Store of policies that limit, prohibit or eliminate our ability to distribute or update our applications through their stores, or increase the costs to do so, could materially adversely affect our business, financial condition and results of operations.” If we are unable to maintain or increase our user base and user engagement, our revenue and financial results may be materially adversely affected. In addition, we may not experience rapid user growth or engagement in countries where, even though mobile device penetration is high, due to the lack of sufficient cellular based data networks, consumers rely heavily on Wi-Fi and may not access our products regularly throughout the day. Any decrease in user retention, growth or engagement could render our products less attractive to users, which is likely to have a material and adverse impact on our revenue, business, financial condition and results of operations. If our user growth rate slows or declines, we will become increasingly dependent on our ability to maintain or increase levels of user engagement and monetization in order to drive revenue growth.

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

We market and distribute our products (including related mobile applications) through a variety of third-party publishers and distribution channels. Our ability to market our brands on any given property or channel is subject to the policies of the relevant third party. There is no guarantee that popular mobile platforms will continue to feature our products, or that mobile device users will continue to use our products rather than competing products. We are dependent on the interoperability of our products with popular mobile operating systems, networks, technologies, products, and standards that we do not control, such as the Android and iOS operating systems. Any changes, bugs, or technical issues in such systems, or changes in our relationships with mobile operating system partners, handset manufacturers, or mobile carriers, or in their terms of service or policies that degrade our products’ functionality, reduce or eliminate our ability to update or distribute our products, give preferential treatment to competitive products, limit our ability to deliver, target, or measure the effectiveness of ads, or charge fees related to the distribution of our products or our delivery of ads could materially adversely affect the usage of our products on mobile devices. For example, the release of iOS 14.5 in April 2021 brought with it the need for app users to opt in before their identifier for advertisers (“IDFA”) can be accessed by an app, requiring advertisers to use Apple’s SKAdNetwork for attribution (Apple’s framework that allows advertisers to attribute app installs to a specific ad campaign while maintaining user privacy when advertising to users on the iOS platform). Apple’s IDFA is a string of numbers and letters assigned to Apple devices which advertisers use to identify app users to deliver personalized and targeted advertising. As some users choose not to opt in to grant IDFA access, our ability to accurately target, track and measure our advertising campaigns at the user level has become limited and may become more limited, and we may thus experience increases in cost per registration and/or decreases in return on advertising spend. Moreover, this opt-in requirement on iOS has had and may have a broader impact and cause increased competition on Android through the migration of other advertisers' advertising campaigns to that platform, which may have contributed to, and may contribute to, further increases in our cost per registration due to increases in cost per impression for Android ad inventory that we purchase. Apple recently announced an update to its SKAdNetwork - SKAN 4.0, which is intended to give advertisers improved visibility into users’ post-install behavior. However, the way in which advertisers adopt to any changes in SKAN 4.0 may impact the advertising ecosystem, increase advertising competition and affect our business in a negative way. Meanwhile, Google announced a multi-year initiative with the goal of strengthening privacy on Android, which may include the abolishment of Advertising IDs (Google's unique user IDs for advertising) and limitations on sharing user data with third parties. While Google has stated that this will be a slower transition than Apple's implementation and update of the SKAdNetwork, and that Google is implementing systems around attribution and targeting to limit the disruption to advertisers, any such changes in the future may cause increases in our cost per registration and/or decreases in return on advertising spend, and may materially adversely affect our business, financial condition and results of operations.

Further, some of the third-party publishers and distribution channels through which we market and distribute our products have rolled out or may in the future roll out their own dating products, such as Facebook. If these third-party publishers and distribution channels limit our ability to reach their users, our business, financial condition and results of operations may be materially adversely affected.

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

We also rely on large tech platforms such as Google for targeted advertisement and performance marketing. In the event that we are no longer able to conduct targeted advertisement and performance marketing through such platforms, including because of increased costs of advertising on these platforms, or changes in government regulations in the countries where we advertise through these platforms (for example, under the EU Digital Services Act, online platforms must ensure that users can easily identify advertisements and understand who presents or pays for the advertisement), our user acquisition and revenue stream may be materially adversely affected. Any of these events could materially adversely affect our business, financial condition and results of operations.

Access to our products depends on mobile app stores and other third parties such as data center service providers, as well as third-party cloud infrastructure and service providers, payment aggregators, computer systems, internet transit providers and other communications systems and service providers. Increasing adoption and enforcement by third parties such as the Apple App Store or Google Play Store of policies that limit, prohibit or eliminate our ability to distribute or update our applications through their stores, or increase the costs to do so, could materially adversely affect our business, financial condition and results of operations.

Our products depend on mobile app stores and other third parties such as data center service providers, as well as third-party cloud infrastructure and service providers, payment aggregators, computer systems, internet transit providers and other communications systems and service providers. Our mobile applications are almost exclusively accessed through and depend on the Apple App Store and the Google Play Store. While our mobile applications are generally free to download from these stores, we offer our users the opportunity to purchase subscriptions and certain à la carte features through these applications. We determine the prices at which these subscriptions and features are sold, subject to approval by Apple or Google, as relevant. Purchases of these subscriptions and features via our mobile applications are mainly processed through the in-app payment systems provided by Apple and Google. We pay Apple and Google, as applicable, a meaningful share (up to 30%) of the revenue we receive from transactions processed through in-app payment systems (Google reduced its in-app purchase fees for subscription payments to 15% as of January 1, 2022). If the Apple App Store or the Google Play Store were to experience an outage, or if either decided to exit a market, many of our users may be unable to access our apps, which could materially adversely affect our business, financial condition and results of operations.

Furthermore, both Apple and Google have broad discretion to make changes to their operating systems or payment services or change the manner in which their mobile operating systems function and their respective terms and conditions applicable to the distribution of our applications, including the amount of, and requirement to pay, certain fees associated with purchases required to be facilitated by Apple and Google through our applications, and to interpret their respective terms and conditions in ways that may limit, eliminate or otherwise interfere with our products, our ability to distribute our applications through their stores, our ability to update our applications, including to make bug fixes or other feature updates or upgrades, the features we provide, the manner in which we market our in-app products, our ability to access native functionality or other aspects of mobile devices, and our ability to access information about our users that they collect. To the extent either or both of them do so, our business, financial condition and results of operations could be materially adversely affected. For example, Google has implemented a policy whereby only Google Play’s in-app billing system can be used for transactions in its store. We have increased compliance with this policy across our markets, which has had and may continue to have a negative impact on our revenue, earnings margins and numbers of Paying Users, especially in markets that tend to have lower value subscriptions and higher concentrations of Android users. In addition, prompted by Google’s billing policy, we decided to temporarily stop the use of non-native payment options for Badoo app users on Android during the third quarter of 2021, which caused disruptions for users and led to a decline in Paying Users for Badoo app. In March 2022, Google announced a pilot program called “user choice billing,” whereby Google will allow a small number of participating developers to offer an additional billing option besides Google Play’s billing system. In parallel, Google also announced a new program allowing developers of non-gaming apps selling digital content or services the option of offering their users in the European Economic Area an alternative to Google Play’s billing system. We are currently considering our approach to these new programs, but participation in these programs may subject us to higher fees and cause a disruption to the user journey, which could cause a decrease in paying user conversion rates. In the event that we do not proceed with Google’s user choice billing then, as of today, we would only be able to offer Google Play’s in-app billing system. Failing to comply with this policy may result in removal from the Google Play store. If Google removes our apps from the Google Play store, it would significantly reduce our ability to distribute our products to users, which would decrease the size of the user base we could convert into Paying Users, and would materially adversely affect our business, financial condition and results of operations. In another recent example, in December 2021 the Netherlands Authority for Consumers and Markets ordered Apple to adjust the conditions in its Netherlands App Store that apply to dating app developers in order to provide dating app developers the ability to offer different payment options. To comply with these orders, Apple announced that it will allow dating app developers in the Netherlands App Store to include an in-app link directing customers to the developer’s website to complete a purchase, or use a third-party payment system within the app (however, Apple also indicated that dating app developers that offer alternative methods of payment will now pay Apple a 27% commission on transactions that use a third-party payment system within the app). Similarly, South Korea passed a bill banning major app store operators from requiring developers to only use their payment systems to process the sale of digital products and services. In response, Apple indicated that app developers that offer alternative methods of payment will now pay Apple a 26% commission on transactions that use a third-party payment system within the app. If other markets take similar actions, we will increasingly become subject to different, country-specific policies and commissions of major app store operators, we will need to devote more resources and time in creating and managing separate app bundles for each country in which we want to offer alternative payment options, which may become burdensome, and/or we could become subject to higher commissions, any of which could materially adversely affect our business, financial condition and results of operations.

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

Historically, we have had business operations in Russia. Prior to the Russian invasion of Ukraine in February 2022, we leased office space in Moscow and had approximately 125 employees based out of the Moscow office, consisting primarily of engineers responsible for services including anti-spam, integrity, incident management and product development and services related to supportive IT infrastructure.

On March 8, 2022, we announced the discontinuation of our operations in Russia and the removal of all of our apps from the Apple App Store and Google Play Store in Russia and Belarus. We closed our Moscow office and shifted our resources based in Moscow, where feasible, to other geographic locations. The removal of our apps from the Apple App Store and Google Play Store in Russia and Belarus has reduced our revenue (predominantly Badoo app revenue) and Paying Users from these countries. Furthermore, in connection with the office closure, we have experienced, and may continue to experience, increased costs as we shift our resources to other geographies.

Additionally, Russian measures imposed against Western companies and/or escalating sanctions and trade control measures implemented against Russia (and Belarus) in response to the conflict may also impact us. For example, the significant expansion of the sanctions lists in the EU, UK, United States, Canada (and other jurisdictions) and other measures to limit Russia and Belarus’ access to global financial markets and systems may have an impact on our ability to make and receive payments to/from Russian and Belarussian individuals or entities. Such measures may also continue to have an impact on our ability to continue operating in Ukraine by restricting our ability to offer services in the region.

These measures, and others which may be implemented by the authorities in certain of these jurisdictions, are complex and still evolving. Any alleged or actual failure to comply with these measures as we finalize the extrication of our business operations from Russia may subject us to government scrutiny, civil and/or criminal proceedings, sanctions and other liabilities, which may have a material adverse effect on our international operations, financial condition and results of operations.

There may also be other practical consequences for our operations in the broader European region, including in the neighboring countries:

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
•
Consumer behavior and spending patterns in the region may be negatively affected by the ongoing geopolitical events and their consequences, potentially reducing demand for our services in the affected areas.

Due to the discontinuation of our operations in Russia, we have experienced reduced revenues and Paying Users from Russia and Belarus, as well as increased costs. While it is difficult to estimate with certainty the continued effect of the invasion of Ukraine by Russia, current or further economic sanctions, any involvement of other countries or expansion in hostilities, and any retaliatory measures by Russia in response, we may continue to experience these and other adverse effects on our operations and results.

Our growth and profitability rely, in part, on our ability to attract and retain users through cost-effective marketing efforts, including through our social media presence and use of sponsorships, brand ambassadors, spokespersons and social media influencers. Any failure in these efforts could materially adversely affect our business, financial condition and results of operations.

Attracting and retaining users for our products involve considerable expenditures for online and offline marketing. Historically, we have had to increase our marketing expenditures over time in order to attract and retain users and sustain our growth. Evolving consumer behavior can affect the availability of profitable marketing opportunities. For example, as consumers communicate more via messaging apps and other virtual means, to continue to reach potential users and grow our businesses, we must identify and devote more of our overall marketing expenditures to newer advertising channels, such as mobile and online video platforms as well as targeted campaigns in which we communicate directly with potential, former and current users via new virtual means. Generally, the opportunities in and sophistication of newer advertising channels are relatively undeveloped and unproven, and there can be no assurance that we will be able to continue to appropriately manage and fine-tune our marketing efforts in response to these and other trends in the advertising industry. Any failure to do so could materially adversely affect our business, financial condition and results of operations.

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

Finally, we have in the past and may in the future be subjected to litigation by those that disagree with aspects of Bumble app’s mission or features of our platform that we have developed in support of our mission.

Our costs are continuing to grow, and some of our investments have the effect of reducing our operating margin and profitability. If our investments are not successful, our business and financial performance could be harmed.

Operating our business is costly. We anticipate that our expenses will continue to increase in the future as we broaden our user base, develop and implement new products, market new and existing products and promote our brands, continue to expand and maintain our technical infrastructure, and continue to hire additional employees and contractors to support our expanding operations, including our efforts to focus on privacy, safety, and security. In addition, from time to time we may be subject to settlements, judgments, fines, or other monetary penalties in connection with legal and regulatory developments that may be material to our business. We may invest in new platforms and technologies. Some of these investments may generate only limited revenue and reduce our operating margin and profitability. If our investments are not successful, our ability to grow revenue will be harmed, which could materially adversely affect our business and financial performance.

Our future success depends on the continuing efforts of our key employees and our ability to attract and retain highly skilled personnel and senior management.

We currently depend on the continued services and performance of our key personnel, including Whitney Wolfe Herd. If one or more of our executive officers or key employees were unable or unwilling to continue their employment with us, we might not be able to replace them easily, in a timely manner, or at all. The risk that competitors or other companies may poach our talent increases as we continue to build our brands and become more well-known. Our key personnel have been, and may continue to be, subject to poaching efforts by our competitors and other internet and high-growth companies, including well-capitalized players in the social media and consumer internet space. The loss of key personnel, including members of management as well as key engineering, product development, and marketing personnel, could disrupt our operations and have a material adverse effect on our business. The success of our brand also depends on the commitment of our key personnel to our mission. To the extent that any of our key personnel act in a way that does not align with our mission, our reputation could be materially adversely affected. See “—Our employees could engage in misconduct that materially adversely affects us.”

Our future success will depend upon our continued ability to identify, hire, develop, motivate and retain highly skilled individuals across the globe, with the continued contributions of our senior management being especially critical to our success. Despite recent disruption within the tech industry of hiring trends and, in some cases, workforce layoffs, competition for well-qualified, highly skilled employees remains very strong. We have experienced in the past, and continue to experience, difficulty hiring qualified personnel in a timely manner, and we may not be able to fill positions in desired geographic areas or at all, or may experience increased labor costs in order to do so. Our continued ability to compete effectively depends, in part, upon our ability to attract and retain new employees. While we have established programs to attract new employees and provide incentives to retain existing employees, particularly our senior management, we cannot guarantee that we will be able to attract new employees or retain the services of our senior management or any other key employees in the future. As we continue to mature, the incentives to attract, retain, and motivate employees provided by our equity awards or by future arrangements may not be as effective as in the past, and if we issue significant equity to attract additional employees or to retain our existing employees, we would incur substantial additional share-based compensation expense and tax expense and the ownership of our existing stockholders would be further diluted. Further, our ability to attract, retain, and motivate employees may also be adversely affected by stock price volatility. In particular, declines in our stock price, or lower stock price performance relative to competitors have been reducing the retention value of our share-based awards, which can impact the competitiveness of our compensation.

Additionally, we believe that our culture and core values have been, and will continue to be, a key contributor to our success and our ability to foster the innovation, creativity and teamwork we believe we need to support our operations. If we fail to effectively manage our hiring needs and successfully integrate our new hires, or if we fail to effectively manage remote work arrangements, our efficiency and ability to meet our forecasts and our ability to maintain our culture, employee morale, productivity and retention could suffer, and our business, financial condition and results of operations could be materially adversely affected.

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

We have entered into “white label” agreements and may, from time to time, enter into licensing agreements pursuant to which we license our brand or our product technology to third parties. For example, pursuant to our white label agreements, we agree to set up, operate and maintain a version of our product technology for a third party where the product is branded with such third-party partner’s trademarks and other content. If any of our white label partners provide unsatisfactory service to their users, fail to comply with applicable laws or regulations or engage in actions contrary to our mission and it is ascertained that we provide the product technology for such partners, our brands and reputation may be harmed as a result of our affiliation with such white label partner. Further, we may have to record impairment losses or completely write-off any such arrangements resulting in non-cash expenses in the relevant period. In addition, from time to time we license our brand in collaborations with third parties where they, and not we, have primary control over day-to-day operations of the project and, as a result, we may have less control over its ultimate success or its impact on our brand. For example, in December 2021, Bumble collaborated with Juice Marketing to launch Bumble Shop, an e-commerce platform selling Bumble-branded apparel and accessories. Bumble licenses its intellectual property to Juice Marketing, but Juice Marketing is responsible for managing the manufacture of the merchandise, quality control, fulfillment of orders, and related customer service matters. Any harm to our reputation as a result of these partnerships could have a material adverse effect on our business, financial condition and results of operations and cash flows.

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

In addition, the reputations of our brands may be materially adversely affected by the actions of our users that are deemed to be hostile, offensive, defamatory, inappropriate or unlawful. Furthermore, users have in the past and may in the future use our products for illegal or harmful purposes rather than for their intended purposes, such as romance scams, promotion of false or inaccurate information, financial fraud, drug trafficking, sex-trafficking, and recruitment to terrorist groups. While we have systems and processes in place that aim to monitor and review the appropriateness of the content accessible through our products, which include, in particular, reporting tools through which users can inform us of such behavior on the platform, and have adopted policies regarding illegal, offensive or inappropriate use of our products, our users have in the past, and could in the future, nonetheless engage in activities that violate our policies. Additionally, while our policies attempt to address illegal, offensive or inappropriate use of our products, we cannot control how our users engage if and when they meet in person after meeting on our products. These safeguards may not be sufficient to avoid harm to our reputation and brands, especially if such hostile, offensive or inappropriate use is well-publicized. Furthermore, to the extent that our users, particularly women, do not feel safe using our products, our reputation and Bumble app's “women-first” brand would be negatively affected, which may in turn materially adversely affect our business, financial condition and results of operations.

Spam and fake accounts could diminish the experience on our platform, which could damage our reputation and deter people from using our products and services.

Our terms and conditions of use prohibit “spam” content, which refers to a range of abusive activities that is generally defined as unsolicited, repeated actions that negatively impact other people with the general goal of drawing attention to a given account, site, product or idea. In addition, our terms and conditions of use prohibit the creation of fake accounts. Although we continue to invest resources to reduce spam and fake accounts on our platform, we expect that spammers will continue to seek ways to act inappropriately on our platform. Moreover, we expect that increases in the number of accounts on our platform will result in increased efforts by spammers to misuse our platform. We continuously combat spam and fake accounts, including by suspending or terminating accounts we believe to be spammers and launching algorithmic changes focused on curbing abusive activities. However, our actions to combat spam and fake accounts require significant resources and time. If spam and fake accounts increase on our platform, this could hurt our reputation, result in legal liability or continuing operational cost to us and deter people from using our products and services.

Unfavorable media coverage could materially adversely affect our business, brand image or reputation.

We receive a high degree of media coverage globally. Unfavorable publicity and/or false media reports regarding us, our privacy practices, data security compromises or breaches, product changes, product quality, litigation or regulatory activity, including any intellectual property proceeding, or regarding the actions of our partners, our users, our employees or other companies in our industry, could materially adversely affect our brand image or reputation. For example, a third-party report identifying certain vulnerabilities related to Bumble app was published in the fall of 2020. Although we believe we have remediated all such vulnerabilities, the report may have resulted in unfavorable publicity for us. If we fail to protect our brand image or reputation, we may experience material adverse effects to the size, demographics, engagement, and loyalty of our user base, resulting in decreased revenue, fewer app installs (or increased app uninstalls), or slower user growth rates. In addition, if securities analysts or investors perceive any media coverage of us to be negative, the price of our Class A common stock may be materially adversely affected. Any of the foregoing could materially adversely affect our business, financial condition and results of operations. See “—Our employees could engage in misconduct that materially adversely affects us,” “—If we are unable to obtain, maintain, protect and enforce intellectual property rights and successfully defend against claims of infringement, misappropriation or other violations of third-party intellectual property, it could materially adversely impact our business, financial condition and results of operations,” and “—Security breaches, improper access to or disclosure of our data or user data, other hacking and phishing attacks on our systems, or other cyber incidents could compromise the confidentiality and/or availability of sensitive information related to our business and/or personal data processed by us or on our behalf and expose us to liability, which could harm our reputation and materially adversely affect our business.”

Our employees could engage in misconduct that materially adversely affects us.

Our employees could engage in misconduct that materially adversely affects us. It is not always possible to prevent or detect misconduct by our employees, either personal or in the course of their duties on behalf of the Company, and the precautions we take to prevent and detect this activity (such as training) may not be effective in all cases. Additionally, our remote work environment may require us to develop and implement additional precautions to detect and prevent employee misconduct. Such additional precautions, which may include the implementation of security and other restrictions, may make our systems more difficult and costly to operate and may not be effective in preventing employee misconduct in a remote work environment. If any of our employees were to engage in or be accused of misconduct, or if we were to fail to properly address misconduct, particularly behavior or actions that are inconsistent with our mission-driven culture, we could be exposed to regulatory scrutiny or legal liability, our business and reputation could be materially adversely affected, and we could fail to retain key employees. See “—Unfavorable media coverage could materially adversely affect our business, brand image or reputation.”

Our user metrics and other estimates are subject to inherent challenges in measurement, and real or perceived inaccuracies in those metrics may seriously harm and negatively affect our reputation and our business.

We regularly review metrics, including our Bumble App Paying Users, Badoo App and Other Paying Users, Total Paying Users, Bumble App ARPPU, Badoo App and Other Average Revenue per Paying User and Total Average Revenue per Paying User metrics, to evaluate growth trends, measure our performance, and make strategic decisions. These metrics are calculated using internal company data gathered on an analytics platform that we developed and operate and have not been validated by an independent third party. While these metrics are based on what we believe to be reasonable estimates of our user base for the applicable period of measurement, there are inherent challenges in measuring how our products are used across large populations globally. Our user metrics are also affected by technology on certain mobile devices that automatically runs in the background of our application when another phone function is used, and this activity can cause our system to miscount the user metrics associated with such account. The methodologies used to measure these metrics require significant judgment and are also susceptible to algorithm or other technical errors. In addition, we are continually seeking to improve our estimates of our user base, and such estimates may change due to improvements or changes in our methodology, which could result in adjustments to our historical metrics. Our ability to recalculate our historical metrics may be impacted by data limitations or other factors.

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

Our products and services and the operation of our business involve the collection, storage, processing, and transmission of data, including personal data. The information systems that store and process such data are susceptible to increasing threats of continually evolving cybersecurity risks. In particular, our industry is prone to cyber-attacks by third parties seeking unauthorized access to confidential or sensitive data, including user personal data, or to disrupt our ability to provide services. We face an ever-increasing number of threats to our information systems from a broad range of threat actors, including foreign governments, criminals, competitors, computer hackers, cyber terrorists and politically motivated groups or individuals, and we have previously experienced various attempts to access our information systems. These threats include physical or electronic break-ins, security breaches from inadvertent or intentional actions by our employees, contractors, consultants, and/or other third parties with otherwise legitimate access to our systems, website or facilities, or from cyber-attacks by malicious third parties which could breach our security controls and disrupt our systems. The motivations of such actors may vary, but breaches that compromise our information technology systems can cause interruptions, delays or operational malfunctions, which in turn could have a material adverse effect on our business, results of operations, financial condition and prospects.

In addition, the risks related to a security breach or disruption, including through a distributed denial-of-service (DDoS) attack, computer malware, ransomware, viruses, social engineering (predominantly spear phishing attacks), scraping and general hacking, have become more prevalent in our industry and have generally increased as the number, intensity, and sophistication of attempted attacks and intrusions from around the world have increased. Such security breaches or disruptions have occurred on our systems in the past and will occur on our systems in the future. We also regularly encounter attempts to create false or undesirable user accounts and advertisements or to take other actions on our platform for objectionable ends. As a result of our prominence, the size of our user base, the types and volume of personal data on our systems, and the evolving nature of our products and services (including our efforts involving new and emerging technologies), we may be a particularly attractive target for such attacks, including from highly sophisticated, state-sponsored, or otherwise well-funded actors.

Our efforts to address undesirable activity on our platform also increase the risk of retaliatory attacks. Such breaches and attacks on us or our third-party service providers may cause interruptions to the services we provide, degrade the user experience, cause users or marketers to lose confidence and trust in our products and decrease the use of our products or stop using our products in their entirety, impair our internal systems, or result in financial harm to us. Any failure to prevent or mitigate security breaches and unauthorized access to or disclosure of our data or user data, including personal information, content, or payment information from users, or information from marketers, could result in the loss, modification, disclosure, destruction, or other misuse of such data, which could subject us to legal liability, harm our business and reputation and diminish our competitive position. We may incur significant costs in protecting against or remediating such incidents and as cybersecurity incidents continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any information security vulnerabilities. Our efforts to protect our confidential and sensitive data, the data of our users or other personal information we receive, and to minimize undesirable activities on our platform, may also be unsuccessful due to software bugs or other technical malfunctions; employee, contractor, or vendor error or malfeasance, including defects or vulnerabilities in our service providers’ information technology systems or offerings; government surveillance; breaches of physical security of our facilities or technical infrastructure; or other threats that may surface or evolve.

Moreover, third parties may attempt to fraudulently induce employees or users to disclose information in order to gain access to our data or our users’ data. Cyber-attacks continue to evolve in sophistication and volume, and may be difficult to detect for long periods of time. Although we have developed technology and processes that are designed to protect our data and user data, to prevent data loss, to disable undesirable accounts and activities on our platform, and to prevent or detect security breaches, we cannot assure you that such measures will be successful, that we will be able to anticipate or detect all cyber-attacks or other breaches, that we will be able to react to cyber-attacks or other breaches in a timely manner, or that our remediation efforts will be successful. For example, while our technology has supported remote work, such working environments may be less secure and more susceptible to attack, including phishing and social engineering attempts. We may also incur significant legal and financial exposure, including legal claims, higher transaction fees and regulatory fines and penalties as a result of any compromise or breach of our systems or data security, or the systems and data security of our third-party providers. Any of the foregoing could have a material adverse effect on our business, financial condition, results of operations and prospects.

Furthermore, some of our partners may receive or store information provided by us or by our users through mobile or web applications integrated with our applications and we may use third-party service providers to store, transmit and otherwise process certain confidential, sensitive or personal information on our behalf. If these third parties fail to adopt or adhere to adequate data security practices, to comply with applicable legislation, to transfer data with the required adequate measures for the transfer, or in the event of a breach of their networks, our data or our users’ data may be improperly accessed, used, or disclosed, which could subject us to legal liability. We cannot control such third parties and cannot guarantee that a security breach will not occur on their systems. Although we may have contractual protections with our third-party service providers, contractors and consultants, any actual or perceived security breach could harm our reputation and brand, expose us to potential liability or require us to expend significant resources on data security and in responding to any such actual or perceived breach. Any contractual protections we may have from our third-party service providers, contractors or consultants may not be sufficient to adequately protect us from any such liabilities and losses, and we may be unable to enforce any such contractual protections.

While our insurance policies include liability coverage for certain of these matters, if we experience a significant security incident, we could be subject to liability or other damages that exceed our insurance coverage and we cannot be certain that such insurance policies will continue to be available to us on economically reasonable terms, or at all, or that any insurer will not deny coverage as to any future claim. The successful assertion of one or more large claims against us that exceed available insurance coverage, or the occurrence of changes in our insurance policies, including premium increases or the imposition of larger deductibles or co-insurance requirements, could have a material adverse effect on our results of operations, financial condition and cash flows.

If the security of personal and confidential or sensitive user information that we maintain and store is breached, or otherwise accessed by unauthorized persons, it may be costly to remediate such a breach and our reputation could be harmed.

We receive, process, store, and transmit a significant amount of personal user and other confidential or sensitive information, including user-to-user communications, payment card information and other personal information of our users and employees, and enable our users to share their personal information with each other. In some cases, we engage third-party service providers to store or process this information. We continuously develop and maintain systems to protect the security, integrity and confidentiality of this information, but we have experienced past incidents and cannot guarantee that inadvertent or unauthorized use or disclosure of such information will not occur in the future or that third parties will not gain unauthorized access to such information despite our efforts. When such incidents occur, we may not be able to remedy them, we may be required by law to notify regulators and individuals whose personal information was used or disclosed without authorization, we may be subject to claims against us, including government enforcement actions or investigations, fines and litigation, and we may have to expend significant capital and other resources to mitigate the impact of such events, including developing and implementing protections to prevent future events of this nature from occurring. When breaches of our or our third-party service providers’ and partners’ information technology systems occur or unauthorized access to any of the confidential, sensitive or other personal information we collect or process occurs, the perception of the effectiveness of our security measures, the security measures of our partners and our reputation may be harmed, we may lose current and potential users and the recognition of our various brands and such brands’ competitive positions may be diminished, any or all of which might materially adversely affect our business, financial condition and results of operations. See “—We must comply with rapidly-evolving privacy and data protection laws across jurisdictions, and the failure to do so could result in claims, changes to our business practices, monetary penalties, increased cost of operations, or declines in user growth or engagement, or otherwise harm our business.”

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

Finally, the passage or adoption of any legislation or regulation affecting the ability of service providers to periodically charge consumers for, among other things, recurring subscription payments may materially adversely affect our business, financial condition and results of operations. For example, under the Payment Services Regulation 2017, banks and other payment services providers must develop and implement strong customer authentication to check that the person requesting access to an account or trying to make a payment is permitted to do so. This has impacted and could materially adversely affect our payment authorization rate, user journey and paying user conversion rates. Legislation or regulation regarding the foregoing, or changes to existing legislation or regulation governing subscription payments, have been enacted or are being considered in many U.S. states. While we monitor and attempt to comply with these legal developments, we have been in the past, and may be in the future, subject to claims under such legislation or regulation.

Our success depends, in part, on the integrity of third-party systems and infrastructure and on continued and unimpeded access to our products and services on the internet.

We rely on third parties, primarily data center service providers (such as colocation providers), as well as third-party cloud infrastructure and service providers, payment aggregators, computer systems, internet transit providers and other communications systems and service providers, in connection with the provision of our products generally, as well as to facilitate and process certain transactions with our users. We have no control over any of these third parties, and while we actively reduce risk by minimizing reliance on any single third party or their operations, we cannot guarantee that such third-party providers will not experience system interruptions, outages or delays, or deterioration in their performance.

Problems or insolvency experienced by third-party data center service providers (such as colocation providers), cloud infrastructure and service providers, and payment aggregators, upon whom we rely, the telecommunications network providers with whom we or they contract or with the systems through which telecommunications providers allocate capacity among their customers could also materially adversely affect us. Any changes in service levels at our data centers, cloud infrastructure and service providers, or payment aggregators, or any interruptions, outages or delays in our systems or those of our third-party providers, or deterioration in the performance of these systems, could impair our ability to provide our products or process transactions with our users, which could materially adversely impact our business, financial condition, results of operations and prospects. Additionally, if we need to migrate our business to different third-party data center service providers, cloud infrastructure and service providers, or payment aggregators, as a result of any such problems or insolvency, it could delay our ability to process transactions with our users. See “—Security breaches, improper access to or disclosure of our data or user data, other hacking and phishing attacks on our systems, or other cyber incidents could compromise the confidentiality and/or availability of sensitive information related to our business and/or personal data processed by us or on our behalf and expose us to liability, which could harm our reputation and materially adversely affect our business.”

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

Our success depends, in part, on the integrity of our information technology systems and infrastructure and on our ability to enhance, expand and adapt these systems and infrastructure in a timely and cost-effective manner.

In order for us to succeed, our information technology systems and infrastructure must perform well on a consistent basis. Our products and systems rely on software and hardware that is highly technical and complex, and depend on the ability of such software and hardware to store, retrieve, process and manage immense amounts of data. Despite internal testing, particularly when first introduced or when new versions or enhancements are released, our software may contain serious errors or defects, security vulnerabilities, or software bugs that are difficult to detect and correct, which we may be unable to successfully correct in a timely manner or at all. This could result in lost revenue, significant expenditures of capital, a delay or loss in market acceptance, and damage to our reputation and brand.

We have in the past experienced, and we may from time to time in the future experience, system interruptions that make some or all of our systems or data temporarily unavailable and prevent our products from functioning properly for our users; any such interruption could arise for any number of reasons, including human errors. Further, our systems and infrastructure are vulnerable to damage from fire, power loss, hardware errors, cyber-attacks, technical limitations, telecommunications failures, acts of God and similar events. While we have backup systems in place for certain aspects of our operations, not all of our systems and infrastructure are fully redundant. Disaster recovery planning can never account for all possible eventualities and our property and business interruption insurance coverage may not be adequate to compensate us fully for any losses that we may suffer. Any interruptions or outages, regardless of the cause, could negatively impact our users’ experiences with our products, tarnish our brands’ reputations and decrease demand for our products, any or all of which could materially adversely affect our business, financial condition and results of operations. Moreover, even if detected, the resolution of such interruptions may take a long time, during which customers may not be able to access, or may have limited access to, the service. See “—Security breaches, improper access to or disclosure of our data or user data, other hacking and phishing attacks on our systems, or other cyber incidents could compromise the confidentiality and/or availability of sensitive information related to our business and/or personal data processed by us or on our behalf and expose us to liability, which could harm our reputation and materially adversely affect our business.”

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

We continue to migrate a portion of our computing infrastructure to third party-hosted, cloud-based computing platforms. These migrations can be risky and may cause disruptions to the availability of our products due to service outages, downtime or other unforeseen issues that could increase our costs. We also may be subject to additional risk of cybersecurity breaches or other improper access to our data or confidential information during or following migrations to cloud-based computing platforms. In addition, cloud computing services may operate differently than anticipated when introduced or when new versions or enhancements are released. As we increase our reliance on cloud-based computing services, our exposure to damage from service interruptions may increase. In the event any such issues arise, it may be difficult for us to switch our operations from our primary cloud-based providers to alternative providers. Further, any such transition could involve significant time and expense and could negatively impact our ability to deliver our products and services, which could harm our financial condition and results of operations.

If we are unable to obtain, maintain, protect and enforce intellectual property rights and successfully defend against claims of infringement, misappropriation or other violations of third-party intellectual property, it could materially adversely impact our business, financial condition and results of operations.

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

Any claim or litigation alleging that we have infringed or otherwise violated intellectual property or other rights of third parties, with or without merit, and whether or not settled out of court or determined in our favor, could be time-consuming and costly to address and resolve, and could divert the time and attention of our management and technical personnel. Some of our competitors have substantially greater resources than we do and are able to sustain the costs of complex intellectual property litigation to a greater degree and for longer periods of time than we could. The outcome of any litigation is inherently uncertain, and there can be no assurances that favorable final outcomes will be obtained in all cases. In addition, third parties may seek, and we may become subject to, preliminary or provisional rulings in the course of any such litigation, including potential preliminary injunctions requiring us to cease some or all of our operations. We may decide to settle such lawsuits and disputes on terms that are unfavorable to us. Similarly, if any litigation to which we are a party is resolved adversely, we may be subject to an unfavorable judgment that may not be reversed upon appeal, including being subject to a permanent injunction and being required to pay substantial monetary damages, including treble damages and attorneys’ fees, if we are found to have willfully infringed a party’s intellectual property rights. The terms of such a settlement or judgment may require us to cease some or all of our operations or pay substantial amounts to the other party. In addition, we may have to seek a license to continue practices found to be in violation of a third-party’s rights. If we are required, or choose to enter into royalty or licensing arrangements, such arrangements may not be available on reasonable terms, or at all, and may significantly increase our operating costs and expenses. Such arrangements may also only be available on a non-exclusive basis such that third parties, including our competitors, could have access to the same licensed technology to compete with us. As a result, we may also be required to develop or procure alternative non-infringing technology, which could require significant effort, time and expense, or discontinue use of the technology. There also can be no assurance that we would be able to develop or license suitable alternative technology to permit us to continue offering the affected products or services. If we cannot develop or license alternative technology for any allegedly infringing aspect of our business, we would be forced to limit our products and services and may be unable to compete effectively. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation. Any of the foregoing, and any unfavorable resolution of such disputes and litigation, would materially and adversely impact our business, financial condition, results of operations and prospects.

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

We cannot guarantee that our efforts to obtain and maintain intellectual property rights are adequate, or that we have secured, or will be able to secure, appropriate permissions or protections for all of the intellectual property rights we use or rely on. Furthermore, even if we are able to obtain intellectual property rights, any challenge to our intellectual property rights could result in them being narrowed in scope or declared invalid or unenforceable. In addition, other parties may also independently develop technologies that are substantially similar or superior to ours and we may not be able to stop such parties from using such independently developed technologies and from competing with us.

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

Despite the measures we take to protect our intellectual property rights, our intellectual property rights may still not be adequate and protected in a meaningful manner, challenges to contractual rights could arise, third parties could copy or otherwise obtain and use our intellectual property without authorization, or laws and interpretations of laws regarding the enforceability of existing intellectual property rights may change over time in a manner that provides less protection. The occurrence of any of these events could impede our ability to effectively compete against competitors with similar technologies, any of which could materially adversely affect our business, financial condition and results of operations. See “—If we are unable to obtain, maintain, protect and enforce intellectual property rights and successfully defend against claims of infringement, misappropriation or other violations of third-party intellectual property, it could materially adversely impact our business, financial condition and results of operations.”

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

We are subject to a variety of laws and regulations in the United States and abroad that involve matters that are important to or may otherwise impact our business, including, among others, broadband internet access, online commerce, online safety, advertising, user privacy, data protection, cyber security, intermediary liability, protection of minors, consumer protection, general safety, sex-trafficking, labor and employment, taxation and securities law compliance. The introduction of new products, expansion of our activities in certain jurisdictions, or other actions that we may take may subject us to additional laws, regulations or other government scrutiny. In addition, foreign laws and regulations can impose different obligations or be more restrictive than those in the United States.

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

In addition, we are subject to various laws with regard to content moderation, such as the EU Digital Services Act, which may affect our business and operations and subject us to significant fines if such laws are interpreted and applied in a manner inconsistent with our practices. Other countries such as the United Kingdom are implementing similar legislation that impose penalties for failure to remove certain types of content. Similarly, in the United States, at the federal level, policymakers have discussed various legislative proposals that purport to limit or remove the protections afforded to technology platforms under the Communications Decency Act, which protect technology platforms from civil liability for certain type of content and actions of the platform’s users. If future legislation or governmental action is proposed or taken to address concerns regarding such harms, and if existing protections are limited or removed, changes could be required to our products that could restrict or impose additional costs upon the conduct of our business generally or cause users to abandon our products, which may in turn materially adversely affect our business, financial condition and results of operations.

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

Our success depends, in part, on our ability to access, collect, and use personal data about our users, payers and employees in a responsible way, and to comply with applicable data privacy laws. We process a significant volume of personal information and other regulated information both about our users and employees. There are numerous laws in the countries in which we operate regarding privacy and numerous laws that stipulate detailed requirements for the storage, sharing, use, processing, disclosure and protection of personal information, the scope of which are constantly changing, and in some cases, these laws are inconsistent and conflicting and subject to differing interpretations. As new laws of this nature are proposed and adopted across the world, we currently, and from time to time, may not be in technical compliance with all such laws. Such laws also are becoming increasingly rigorous and could be interpreted and applied in ways that may have a material adverse effect on our business, financial condition, results of operations and prospects. In addition, enforcement practices are likely to remain unpredictable for the foreseeable future.

Amongst other laws and regulations, we are and will continue to be subject to:

•
the General Data Protection Regulation (“GDPR”), which has a broad array of detailed requirements for the handling of personal data. The GDPR includes obligations and restrictions concerning the consent and rights of individuals to whom the personal data relates, the transfer of personal data out of the European Economic Area, security breach notifications and maintaining the security and confidentiality of personal data. Under the GDPR we may be subject to fines of up to €20 million or up to 4% of the total worldwide annual group turnover of the preceding financial year (whichever is higher), as well as face claims from individuals based on the GDPR’s private rights of action. The GDPR is continuously interpreted by EU data protection regulators and the European Data Protection Board, which requires us to make changes to our business practices from time to time that could be time-consuming and expensive, and could generate additional risks and liabilities.
•
the United Kingdom's version of the GDPR (combining the GDPR and the Data Protection Act of 2018), which exposes us to a different interpretation of the law by the UK Information Commissioner as well as two parallel regimes for the protection of personal data, each of which authorizes similar fines and which may lead to potentially divergent enforcement actions.
•
legislation that the European Union is also currently working on to replace the EU’s Privacy and Electronic Communications (so-called “e-Privacy”) Directive, notably to amend rules on the use of cookies, electronic communications data and metadata, and direct electronic marketing.
•
the California Consumer Privacy Act, as amended by the California Privacy Rights Act (collectively, “CCPA”), and the Illinois Biometric Information Privacy Act (“BIPA”). Among other changes, the CCPA expanded consumers’ rights with respect to certain sensitive personal information and created a new state agency that is vested with authority to implement and enforce the CCPA.
•
new comprehensive privacy laws in a number of U.S. states, namely, Virginia (already in force) and Colorado, Connecticut and Utah (coming into force later this year). These laws and regulations impose, or have the potential to impose, additional obligations on companies that collect, store, use, retain, disclose, transfer and otherwise process confidential, sensitive and personal information, and will continue to shape the data privacy environment nationally.

Elsewhere internationally, we are subject to additional and in some cases more stringent legal obligations concerning our treatment of user, employee and other personal information, such as laws regarding data localization and/or restrictions on data export, and legal requirements relating to the transfer of personal data across international borders that continue to evolve. For example, on July 16, 2020, the Court of Justice of the EU struck down Privacy Shield, a frequently used, formerly permitted personal data transfer mechanism between the EU and the United States, which led to uncertainty about the legal basis for other transfers of personal data from the EU to third countries, including the United States. On March 25, 2022, the United States and the EU agreed in principle to a replacement for Privacy Shield, the Trans-Atlantic Data Privacy Framework, which, together with an Executive Order signed by

President Biden and new Department of Justice regulations, should enable the European Commission to permit the freer flow of data transfers between the EU and the United States. However, even if the Trans-Atlantic Data Privacy Framework is adopted, that will not foreclose future legal challenges to same. In addition to the ongoing legal uncertainty with respect to data transfers from the EU, additional costs may need to be incurred to implement necessary safeguards to comply with GDPR and potential new rules and restrictions on the flow of data across borders could increase the cost and complexity of conducting business in some markets.

Additionally, federal regulators such as the Federal Trade Commission (“FTC”) continue to increase their focus on privacy and data security practices at technology and other companies. For example, in 2022, the FTC released an Advanced Notice of Proposed Rulemaking to consider data security practices that harm consumers. The FTC has also continued enforcement actions against companies for privacy and data security violations, as evidenced by, among other privacy-related enforcement actions, a $5 billion fine against Facebook (now Meta) in July of 2019 and a $520 million settlement with Epic Games in December of 2022.

The myriad international and U.S. privacy and data breach laws are not consistent, and compliance in the event of a widespread data breach is difficult and may be costly. Moreover, relevant jurisdictions have been frequently amending existing laws, requiring constant attention to changing regulatory requirements. In addition to government regulation, privacy advocates and industry groups have and may in the future propose self-regulatory standards from time to time. These and other industry standards may legally or contractually apply to us, or we may elect to comply with such standards. We expect that there will continue to be new proposed laws and regulations concerning data privacy and security, and we cannot yet determine the impact such future laws, regulations and standards may have on our business. Because the interpretation and application of data protection laws, regulations, standards and other obligations are still uncertain, and often contradictory and in flux, it is possible that the scope and requirements of these laws may be interpreted and applied in a manner that is inconsistent with our practices and our efforts to comply with the evolving data protection rules may be unsuccessful. Failure to comply with evolving privacy laws could result in claims, changes to our business practices, monetary penalties, increased cost of operations, or declines in user growth or engagement, or otherwise harm our business or our reputation, and to the extent that we need to alter our business model or practices to adapt to these obligations, we could incur additional expenses, which may in turn materially adversely affect our business, financial condition, and results of operations.

We are subject to litigation and adverse outcomes in such litigation could have a material adverse effect on our financial condition.

We are, and from time to time may become, subject to litigation and various legal proceedings, including litigation and proceedings related to intellectual property matters, privacy, data protection and consumer protection laws, as well as stockholder derivative suits, class action lawsuits, mass arbitrations, actions from former employees and other matters, that involve claims for substantial amounts of money or for other relief, results in significant costs for legal representation, arbitration fees, or other legal or related services, or that might necessitate changes to our business or operations. Further, because we strive for gender equality in relationships and empower women to make the first move on our platforms, we have been, and may continue to be, subject to discrimination lawsuits. The defense of these actions is time consuming and expensive and may subject us to remedies that may require us to modify or cease existing business. We evaluate these litigation claims and legal proceedings to assess the likelihood of unfavorable outcomes and to estimate, if possible, the amount of potential losses. Based on these assessments and estimates, we may establish reserves and/or disclose the relevant litigation claims or legal proceedings, as and when required or appropriate. These assessments and estimates are based on information available to management at the time of such assessment or estimation and involve a significant amount of judgment. As a result, actual outcomes or losses could differ materially from those envisioned by our current assessments and estimates. Our failure to successfully defend or settle any of these litigations or legal proceedings could result in liability that, to the extent not covered by our insurance, could have a material adverse effect on our business, financial condition and results of operations. See Part I, “Item 3— Legal Proceedings” and Note 20, Commitments and Contingencies, to the audited consolidated financial statements included in “Item 8―Financial Statements and Supplementary Data.”

Online applications are subject to various laws and regulations relating to children’s privacy and protection, which if violated, could subject us to an increased risk of litigation and regulatory actions.

There are a variety of laws and regulations, some of which have been adopted in recent years, aimed at protecting children using the internet, such as Article 8 of the GDPR, the California Age Appropriate Design Code Act and the EU Digital Services Act. Although our products and services are intended for and targeted to adults only and we implement certain precautions to ensure that minors do not gain access to our application, no assurances can be given that such measures will be sufficient to completely avoid allegations of violations of such laws and regulations, any of which could expose us to significant liability, penalties, reputational harm and loss of revenue, among other things. Additionally, new regulations are being considered in various jurisdictions (such as proposed amendments to the e-Privacy Directive and the UK's draft Online Safety Bill) to, among other things, require the monitoring of user content, strengthen age assurance measures and expand the scope of what constitutes “online harm” to children. Such new regulations, or changes to existing regulations, could increase the cost of our operations and materially adversely affect our business, financial condition and results of operations.

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

Exposure to United Kingdom political developments, including the effect of its withdrawal from the European Union, could be costly and difficult to comply with and could harm our business.

A significant portion of our employees and operations are located in the United Kingdom. These operations continue to face risks and potential disruptions related to the withdrawal of the United Kingdom from the European Union, commonly referred to as “Brexit.” Although the United Kingdom and the European Union have entered into a trade and cooperation agreement, the long-term nature of the United Kingdom’s relationship with the European Union remains unclear. While we continue to monitor these developments, the full effect of Brexit on our operations is uncertain and our business could be harmed by trade disputes or political differences between the United Kingdom and the European Union in the future.

Our business is subject to evolving corporate governance and public disclosure regulations and expectations, including with respect to environmental, social and governance matters, that could expose us to numerous risks.

We are subject to changing rules and regulations promulgated by a number of governmental and self-regulatory organizations, including the SEC, Nasdaq and the Financial Accounting Standards Board. These rules and regulations continue to evolve in scope and complexity and many new requirements have been created in response to laws enacted by Congress, making compliance more difficult and uncertain. In addition, increasingly regulators, customers, investors, employees and other stakeholders are focusing on environmental, social and governance (“ESG”) matters and related disclosures. These changing rules, regulations and stakeholder expectations have resulted in, and are likely to continue to result in, increased general and administrative expenses and increased management time and attention spent complying with or meeting such regulations and expectations. For example, developing and acting on initiatives within the scope of ESG, and collecting, measuring and reporting ESG-related information and metrics can be costly, difficult and time consuming and is subject to evolving reporting standards, including the SEC’s recently proposed climate-related reporting requirements, and similar proposals by other international regulatory bodies. We may also communicate certain initiatives and goals, regarding environmental matters, diversity, responsible sourcing and social investments and other ESG-related matters, in our SEC filings or in other public disclosures. These initiatives and goals within the scope of ESG could be difficult and expensive to implement, the technologies needed to implement them may not be cost effective and may not advance at a sufficient pace, and we could be criticized for the accuracy, adequacy or completeness of the disclosure. Further, statements about our ESG-related initiatives and goals, and progress against those goals, may be based on standards for measuring progress that are still developing, internal controls and processes that continue to evolve, and assumptions that are subject to change in the future. In addition, we could be criticized for the scope or nature of such initiatives or goals, or for any revisions to these goals. If our ESG-related data, processes and reporting are incomplete or inaccurate, or if we fail to achieve progress with respect to our goals within the scope of ESG on a timely basis, or at all, our reputation, business, financial performance and growth could be adversely affected.

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

We have a substantial amount of debt, which requires significant interest and principal payments. In connection with the Sponsor Acquisition, in January 2020, we entered into a senior secured term loan facility (the “Initial Term Loan Facility”) in an original aggregate principal amount of $575.0 million and a senior secured revolving credit facility (the “Revolving Credit Facility”) in an aggregate principal amount of up to $50.0 million. In October 2020, we entered into an incremental senior secured term loan facility (the “Incremental Term Loan Facility” and, together with the Initial Term Loan Facility, the “Term Loan Facility”; the Term Loan Facility together with the Revolving Credit Facility, the “Senior Secured Credit Facilities”) in an original aggregate principal amount of $275.0 million. We used a portion of the proceeds from our IPO to repay approximately $200.0 million in aggregate principal amount under the Term Loan Facility. As of December 31, 2022, we had $632.8 million of indebtedness outstanding. Subject to the limits contained in the credit agreement entered into on January 29, 2020, among the Company and its wholly-owned subsidiaries, Buzz Bidco LLC, Buzz Merger Sub, and Buzz Finco LLC (as subsequently amended, the “Credit Agreement”) that governs our Senior Secured Credit Facilities, we may be able to incur substantial additional debt from time to time to finance working capital, capital expenditures, investments or acquisitions, or for other purposes. If we do so, the risks related to our high level of debt could increase. Specifically, our high level of debt could have important consequences, including the following:

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

Furthermore, all of the debt under our Senior Secured Credit Facilities bears interest at variable rates. We have recently experienced higher interest expense on our Senior Secured Credit Facilities due to interest rate increases and, if interest rates continue to increase, our debt service obligations on our Senior Secured Credit Facilities would further increase even though the amount borrowed remained the same, especially if our hedging strategies do not effectively mitigate the effects of these increases, and our net income and cash flows, including cash available for servicing our indebtedness, would correspondingly decrease. In addition, our variable rate indebtedness has historically used the London Interbank Offered Rate (“LIBOR”) as a benchmark for establishing the rate of interest and was hedged with LIBOR-based interest rate derivatives. On January 1, 2022, the publication of the one-week and two-month U.S. Dollar LIBOR maturities and all non-U.S. Dollar LIBOR maturities ceased and the remaining U.S. Dollar LIBOR maturities will cease immediately after June 30, 2023. Accordingly, the Company will transition its financing, funding and hedging portfolios to an alternative reference rate, such as the Term Secured Overnight Financing Rate (“Term SOFR”), prior to the cessation of publication of U.S. Dollar LIBOR on June 30, 2023. As a result, the amount of interest that becomes payable under our Senior Secured Credit Facilities based on Term SOFR or other alternative reference rates may fluctuate from the amount of interest paid on traditional LIBOR based borrowings and derivatives and the transition to Term SOFR or other reference rates could result in an increase in our borrowing costs and the cost of our variable rate indebtedness.

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

We anticipate that Bumble Holdings will continue to be treated as a partnership for U.S. federal income tax purposes and, as such, generally will not be subject to any entity-level U.S. federal income tax. Instead, taxable income or loss is allocated to holders of Common Units, including us, and Incentive Units. Accordingly, we are required to pay income taxes on our allocable share of any net taxable income of Bumble Holdings. Legislation that is effective for taxable years beginning after December 31, 2017 may impute liability for adjustments to a partnership’s tax return to the partnership itself in certain circumstances, absent an election to the contrary. Bumble Holdings may be subject to material liabilities pursuant to this legislation and related guidance if, for example, its calculations of taxable income are incorrect. In addition, the income taxes on our allocable share of Bumble Holding’s net taxable income will increase over time as our Pre-IPO Common Unitholders and/or Incentive Unitholders exchange their Common Units (including Common Units issued upon conversion of vested Incentive Units) for shares of our Class A common stock. Such increase in our tax expenses may have a material adverse effect on our business, results of operations, and financial condition.

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

The payment obligation under the tax receivable agreement is an obligation of Bumble Inc. and not of Bumble Holdings. While the amount of existing tax basis and anticipated tax basis adjustments and utilization of tax attributes, as well as the amount and timing of any payments under the tax receivable agreement, will vary depending upon a number of factors, we expect the payments that Bumble Inc. may make under the tax receivable agreement will be substantial. The actual amounts payable will depend upon, among other things, the timing of purchases or exchanges, the price of shares of our Class A common stock at the time of such purchases or exchanges, the extent to which such purchases or exchanges are taxable and the amount and timing of our taxable income. The payments under the tax receivable agreement are not conditioned upon continued ownership of us by the pre-IPO owners. For additional information see “—In certain cases, payments under the tax receivable agreement may be accelerated and/or significantly exceed the actual benefits Bumble Inc. realizes in respect of the tax attributes subject to the tax receivable agreement.”, “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations” and Note 6, Payable to Related Parties Pursuant to a Tax Receivable Agreement, to our consolidated financial statements included in Part II, “Item 8—Financial Statements and Supplementary Data” of this Annual Report.

In certain cases, payments under the tax receivable agreement may be accelerated and/or significantly exceed the actual benefits Bumble Inc. realizes in respect of the tax attributes subject to the tax receivable agreement.

Bumble Inc.’s payment obligations under the tax receivable agreement will be accelerated in the event of certain changes of control, upon a breach by Bumble Inc. of a material obligation under the tax receivable agreement or if Bumble Inc. elects to terminate the tax receivable agreement early. The accelerated payments required in such circumstances will be calculated by reference to the present value (at a discount rate equal to the lesser of (i) 6.5% per annum and (ii) one year LIBOR (or its successor rate) plus 100 basis points) of all future payments that holders of Common Units or other recipients would have been entitled to receive under the tax receivable agreement, and such accelerated payments and any other future payments under the tax receivable agreement will utilize certain valuation assumptions, including that Bumble Inc. will have sufficient taxable income to fully utilize the deductions arising from the increased tax deductions and tax basis and other benefits related to entering into the tax receivable agreement and sufficient taxable income to fully utilize any remaining net operating losses subject to the tax receivable agreement on a straight line basis over the shorter of the statutory expiration period for such net operating losses or the five-year period after the early termination or change of control. In addition, recipients of payments under the tax receivable agreement will not reimburse us for any payments previously made under the tax receivable agreement if the tax attributes or Bumble Inc.’s utilization of tax attributes underlying the relevant tax receivable agreement payment are successfully challenged by the IRS (although any such detriment would be taken into account as an offset against future payments due to the relevant recipient under the tax receivable agreement). Bumble Inc.’s ability to achieve benefits from any existing tax basis, tax basis adjustments or other tax attributes, and the payments to be made under the tax receivable agreement will depend upon a number of factors, including the timing and amount of our future income. As a result, even in the absence of a change of control or an election to terminate the tax receivable agreement early, payments under the tax receivable agreement could be in excess of 85% of Bumble Inc.’s actual cash tax benefits.

Accordingly, it is possible that the actual cash tax benefits realized by Bumble Inc. may be significantly less than the corresponding tax receivable agreement payments. It is also possible that payments under the tax receivable agreement may be made years in advance of the actual realization, if any, of the anticipated future tax benefits. There may be a material negative effect on our liquidity if the payments under the tax receivable agreement exceed the actual cash tax benefits that Bumble Inc. realizes in respect of the tax attributes subject to the tax receivable agreement and/or if distributions to Bumble Inc. by Bumble Holdings are not sufficient to permit Bumble Inc. to make payments under the tax receivable agreement after it has paid taxes and other expenses. Based upon certain assumptions, we estimate that if Bumble Inc. had exercised its termination right as of December 31, 2022, the aggregate amount of the early termination payments before application of the discount rate required under the tax receivable agreement would have been approximately $1,043 million. The foregoing number is merely an estimate and the actual payments could differ materially. We may need to incur additional indebtedness to finance payments under the tax receivable agreement to the extent our cash resources are insufficient to meet our obligations under the tax receivable agreement as a result of timing discrepancies or otherwise, and these obligations could have the effect of delaying, deferring or preventing certain mergers, asset sales, other forms of business combinations or other changes of control.

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

As of the date of this Annual Report, our Principal Stockholders beneficially own approximately 92% of the combined voting power of our Class A and Class B common stock. Moreover, we nominate to our Board individuals designated by our Principal Stockholders in accordance with the stockholders agreement. Our Principal Stockholders have the right to designate directors subject to the maintenance of certain ownership requirements in us. Even when our Principal Stockholders cease to own shares of our stock representing a majority of the total voting power, for so long as our Principal Stockholders continue to own a significant percentage of our stock, they will still be able to significantly influence or effectively control the composition of our Board of Directors and the approval of actions requiring stockholder approval through their voting power. Accordingly, for such period of time, our Principal Stockholders will have significant influence with respect to our management, business plans and policies, including the appointment and removal of our officers. In particular, for so long as our Sponsor continues to own a significant percentage of our stock, our Sponsor will be able to cause or prevent a change of control of our company or a change in the composition of our Board of Directors and could preclude any unsolicited acquisition of our company. The concentration of ownership could deprive you of an opportunity to receive a premium for your shares of Class A common stock as part of a sale of our company and ultimately might affect the market price of our Class A common stock.

In addition, as of the date of this Annual Report, the Pre-IPO Common Unitholders (which include our Sponsor and our Founder) own approximately 31% of the Common Units. Because they hold their ownership interest in our business directly in Bumble Holdings, rather than through Bumble Inc., the Pre-IPO Common Unitholders may have conflicting interests with holders of shares of our Class A common stock. For example, if Bumble Holdings makes distributions to Bumble Inc., the Pre-IPO Common Unitholders and participating Incentive Unitholders (as described below) will also be entitled to receive such distributions pro rata in accordance with the percentages of their respective Common Units or Incentive Units, as applicable, in Bumble Holdings and their preferences as to the timing and amount of any such distributions may differ from those of our public stockholders. Incentive Units are not entitled to receive distributions (other than tax distributions) until holders of Common Units have received a minimum return as provided in the amended and restated limited partnership agreement of Bumble Holdings. However, Incentive Units have the benefit of adjustment provisions that will reduce the participation threshold for distributions in respect of which they do not participate until there is no participation threshold, at which time the Incentive Units would participate pro rata with distributions on Common Units. Our pre-IPO owners may also have different tax positions from us which could influence their decisions regarding whether and when to dispose of assets, especially in light of the tax receivable agreement, whether and when to incur new or refinance existing indebtedness, and whether and when Bumble Inc. should terminate the tax receivable agreement and accelerate its obligations thereunder. In addition, the structuring of future transactions may take into consideration our pre-IPO owners’ tax or other considerations even where no similar benefit would accrue to us.

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

Our Principal Stockholders are parties to a stockholders agreement and, as of the date of this Annual Report, beneficially own approximately 92% of the combined voting power of our Class A and Class B common stock. As a result, we are a “controlled company” within the meaning of the Nasdaq corporate governance standards. Under these corporate governance standards, a company of which more than 50% of the voting power in the election of directors is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements. For example, controlled companies:

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

As a public company, we are required to commit significant resources and management time and attention to the requirements of being a public company, which causes us to incur significant legal, accounting and other expenses that we had not incurred as a private company, including costs associated with public company reporting requirements. We ceased to be an “emerging growth company” on December 31, 2022, and are no longer eligible for reduced disclosure requirements and exemptions applicable to emerging growth companies. We expect that our loss of emerging growth company status will require additional attention from management and will result in increased costs to us, which could include higher legal fees, accounting fees and fees associated with investor relations activities, among others. We also incur costs associated with the Sarbanes-Oxley Act of 2002 (the “Sarbanes- Oxley Act”) and related rules implemented by the SEC and Nasdaq, and compliance with these requirements place significant demands on our legal, accounting and finance staff and on our accounting, financial and information systems. In addition, we might not be successful in implementing these requirements. The expenses incurred by public companies generally for reporting and corporate governance purposes have been increasing. We expect these rules and regulations to continue to increase our legal and financial compliance costs and to make some activities more time-consuming and costly. These laws and regulations also could make it more difficult or costly for us to obtain certain types of insurance, and in certain cases has, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage, higher retention, or incur substantially higher costs to obtain the same or similar coverage. These laws and regulations could also make it more difficult for us to attract and retain qualified persons to serve on our Board of Directors, our Board committees or as our executive officers. Furthermore, if we are unable to satisfy our obligations as a public company, we could be subject to delisting of our Class A common stock, fines, sanctions and other regulatory action and potentially civil litigation.

If we fail to maintain effective internal control over financial reporting, our ability to produce timely and accurate financial statements or comply with applicable laws and regulations could be impaired.

As a public company, we are subject to rules and regulations established by the SEC and Nasdaq. These rules and regulations require, among other things, that we establish and periodically evaluate procedures with respect to our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act. Additionally, on December 31, 2022, we ceased to be an “emerging growth company” which therefore, pursuant to Sections 302 and 404 of the Sarbanes-Oxley Act, expedited our obligation for our independent registered public accounting firm to issue an attestation report on management’s assessment of our internal controls over financial reporting and accelerated our adoption of accounting standards.

In order to maintain and improve the effectiveness of our internal control over financial reporting, we have expended, and anticipate that we will continue to expend, significant resources, including accounting-related costs and significant management oversight. If we identify deficiencies in our internal control over financial reporting or if we are unable to comply with the requirements applicable to us as a public company, in a timely manner or at all, we may not be able to accurately report our financial results, we may fail to meet our reporting obligations within the timeframes required by the SEC, we may have to restate our financial statements for prior periods, and/or our independent registered public accounting firm may not be able to issue an unqualified opinion regarding the effectiveness of our internal control over financial reporting in the event that they are not satisfied with the level at which our internal control over financial reporting is documented, designed, or operating. If this occurs, we could become subject to sanctions or investigations by the SEC or other regulatory authorities, or we may not be able to remain listed on Nasdaq. In addition, if we determine or our independent registered public accounting firm determines we have a material weakness in our internal control over financial reporting, this could have a material adverse effect on our business and operating results, investors may lose confidence in the accuracy and completeness of our financial reports, we may face restricted access to capital markets, and the market price for our Class A common stock may be adversely affected. For example, during the quarter ended September 30, 2022, we identified misstatements in the recognition and presentation of certain debt issuance costs within prior periods which indicated that a material weakness existed within our internal controls for those prior periods, which has been remediated and corrected.

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

In addition, any shares of Class A common stock or Common Units purchased or otherwise acquired by the Principal Stockholders after the IPO would also entitle the Principal Stockholders to outsized voting rights until the High Vote Termination Date. Consequently, the voting power of our Principal Stockholders, and the disparity between the voting power held by our Principal Stockholders and the level of their economic interest, would increase if they acquired additional shares of Class A common stock or Common Units after the IPO. Moreover, our Principal Stockholders would retain this disparate voting power even if they have engaged in hedging or other transactions that have offset their economic exposure. Further, our voting structure poses a risk that even if our Principal Stockholders hold relatively small economic interests, prior to the High Vote Termination Date they could potentially use their outsized voting control to approve further changes in governance to the detriment of non-controlling holders of Class A common stock, which could result in delisting under Nasdaq listing requirements, resulting in reduced liquidity and loss of value for investors.

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

As of January 31, 2023, we have 5,869,830,955 shares of Class A common stock authorized but unissued, including 58,737,533 shares of Class A common stock issuable upon exchange of Common Units that are held by the Pre-IPO Common Unitholders. Our certificate of incorporation authorizes us to issue these shares of Class A common stock and options, rights, warrants and appreciation rights relating to Class A common stock for the consideration and on the terms and conditions established by our Board of Directors in its sole discretion, whether in connection with acquisitions or otherwise. Similarly, the amended and restated limited partnership agreement of Bumble Holdings permits Bumble Holdings to issue an unlimited number of additional limited partnership interests of Bumble Holdings with designations, preferences, rights, powers and duties that are different from, and may be senior to, those applicable to the Common Units, and which may be exchangeable for shares of our Class A common stock. Additionally, we have reserved an aggregate of 43,665,212 shares of Class A common stock or Common Units for issuance under our Omnibus Incentive Plan, including shares of Class A common stock issuable following vesting and upon exchange for 10,589,991 as-converted Incentive Units held by the Incentive Unitholders with a weighted average participation threshold of $13.85 per unit. There are also 4,500,000 shares of Class A common stock reserved for issuance under our 2021 Employee Stock Purchase Plan (“ESPP”). Any Class A common stock that we issue, including under our Omnibus Incentive Plan, our ESPP or other equity incentive plans that we may adopt in the future, would dilute the percentage ownership held by investors who purchase Class A common stock.

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

The sale of substantial amounts of shares of our Class A common stock in the public market, or the perception that such sales could occur, could harm the prevailing market price of shares of our Class A common stock. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell shares of our Class A common stock in the future at a time and at a price that we deem appropriate. In addition, our Sponsor has pledged substantially all of the shares of our Class A common stock held by it pursuant to a margin loan agreement and any foreclosure upon those shares could result in sales of a substantial number of shares of our Class A common stock in the public market, which could substantially decrease the market price of our Class A common stock. As of January 31, 2023, we have a total of 130,169,045 shares of our Class A common stock outstanding. Of these shares, 86,206,919 shares of our Class A common stock were freely tradable without restriction or further registration under the Securities Act of 1933, as amended (the “Securities Act”), by persons other than our “affiliates,” as that term is defined under Rule 144 of the Securities Act.

In addition, we and the holders of our Common Units have entered into an exchange agreement under which they (or certain permitted transferees) have the right to exchange their Common Units (including Common Units issued upon conversion of vested Incentive Units) for shares of our Class A common stock on a one-for-one basis, subject to customary conversion rate adjustments. Subject to the terms of the exchange agreement, an aggregate of 58,737,533 Common Units may be exchanged for shares of our Class A common stock. Any shares we issue upon exchange of Common Units will be “restricted securities” as defined in Rule 144 and may not be sold in the absence of registration under the Securities Act unless an exemption from registration is available, including the exemptions contained in Rule 144. Under applicable SEC guidance, we believe that for purposes of Rule 144 the holding period in such shares will generally include the holding period in the corresponding Common Units exchanged.

Subject to certain limitations and exceptions, pursuant to the terms of the amended and restated limited partnership agreement of Bumble Holdings, the Incentive Unitholders, which hold 10,589,991 Incentive Units as of January 31, 2023, which have a weighted-average per unit participation threshold of $13.85 per Incentive Unit, will have the right to convert their vested Incentive Units into Common Units of Bumble Holdings. Common Units received upon conversion will be exchangeable on a one-for-one basis for shares of Class A common stock of Bumble Inc. in accordance with the terms of the exchange agreement. Assuming such Incentive Units are fully vested, as of January 31, 2023, 4,930,630 shares of Class A common stock would be issuable upon the exchange of an equivalent number of Common Units into which outstanding Incentive Units (assuming such Incentive Units are converted to Common Units) that are held by the Incentive Unitholders may be converted. The delivery of shares of Class A common stock upon exchange of Common Units received in conversion of Incentive Units will be registered on one or more registration statements on Form S-8.

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

Our amended and restated certificate of incorporation and amended and restated bylaws contain provisions that may make the merger or acquisition of our company more difficult without the approval of our Board of Directors. Among other things, these provisions:

•
provide that our Board of Directors will be divided into three classes, as nearly equal in size as possible, with directors in each class serving three-year terms and with terms of the directors of only one class expiring in any given year;
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

General Risk Factors

We have a limited operating history as a public company and, as a result, our past results may not be indicative of future operating performance.

We have a limited operating history as a public company, which makes it difficult to forecast our future results. You should not rely on our past quarterly operating results as indicators of future performance. You should take into account and evaluate our prospects in light of the risks and uncertainties frequently encountered by companies in rapidly-evolving markets like ours.

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
•
changes in business or macroeconomic conditions, including the impact of lower consumer confidence in our business or in the online dating and social connection industry generally, recessionary conditions, inflation, interest rates, increased unemployment rates, stagnant or declining wages, political unrest, armed conflicts, pandemics or epidemics or natural disasters; and
•
changes in our expected estimated useful life of property and equipment and intangible assets.

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

We are exposed to changes in the global macroeconomic environment beyond our control, which may adversely affect consumer discretionary spending, demand for our products and services, and our expenses.

Our products and services may be considered discretionary items for consumers. Factors affecting the level of consumer spending for such discretionary items include general economic conditions, and other factors, such as consumer confidence in future economic conditions, fears of recession, the lingering economic effects of the COVID-19 outbreak on consumers, the availability and cost of consumer credit, costs of living, levels of unemployment, tax rates, interest rates and inflationary pressure. In recent years, the United States, the United Kingdom and other significant economic markets have experienced cyclical downturns and worldwide economic conditions remain uncertain. As global economic conditions continue to be volatile or economic uncertainty remains, trends in consumer discretionary spending also remain unpredictable and subject to reductions. Unfavorable economic conditions may lead consumers to delay or reduce purchases of our products and consumer demand for our products may not grow as we expect.

Fluctuations in inflation may also negatively affect our business, financial condition and results of operations by affecting our expenses, including, but not limited to, employee compensation expenses. The United States and other countries in which a large percentage of our employees reside, such as the United Kingdom and Spain, have recently experienced historically high levels of inflation. If the inflation rate continues to increase, our expenses may also continue to increase. Any attempts to offset cost increases with price increases may result in a decrease in the number of paying users, increased user dissatisfaction or otherwise harm our reputation. Our sensitivity to economic cycles and any related fluctuation in consumer demand for our products and services could materially adversely affect our business, financial condition, and results of operations.

Foreign currency exchange rate fluctuations could materially adversely affect our results of operations.

We operate in various international markets. During the year ended December 31, 2022, 42.9% of our total revenues were international revenues. We translate international revenues into U.S. dollar-denominated operating results and during periods of a strengthening U.S. dollar, our international revenues will be reduced when translated into U.S. dollars. In addition, as foreign currency exchange rates fluctuate, the translation of our international revenues into U.S. dollar-denominated operating results affects the period-over-period comparability of such results and can result in foreign currency exchange gains and losses. Furthermore, a portion of our costs and expenses have been, and we anticipate will continue to be, denominated in foreign currencies, including the British pound (“GBP”) and Euro. If the value of the U.S. dollar depreciates significantly against these currencies and our revenues translated into U.S. dollars stay the same or decrease, our costs as measured in U.S. dollars as a percent of our revenues will correspondingly increase and our margins will suffer. We have exposure to foreign currency exchange risk related to transactions carried out in any currency other than the U.S. dollar, and investments in foreign subsidiaries with a functional currency other than the U.S. dollar. See “Item 7A―Management’s Discussion and Analysis of Financial Condition and Results of Operations—Quantitative and Qualitative Disclosures About Market Risk—Foreign Currency Exchange Risk.”

Brexit and other geopolitical and macroeconomic events have caused, and may continue to cause, volatility in currency exchange rates between the U.S. dollar and the GBP. To the extent that the U.S. dollar strengthens relative to the GBP, the translation of our international revenues into U.S. dollars will reduce our U.S. dollar denominated operating results and will affect their period-over-period comparability. Other geopolitical or macroeconomic events may also cause volatility in currency exchange rates between the U.S. dollar and other currencies, such as the Euro. More recently, the significant devaluation of the Russian Ruble due to sanctions by the U.S. and other countries has impacted our revenues from the region and our operating costs in the region.

Significant foreign exchange rate fluctuations, in the case of one currency or collectively with other currencies, could materially adversely affect our business, financial condition and results of operations.

Our business and results of operations may be materially adversely affected by the COVID-19 outbreak or other similar outbreaks.

Our business could be materially adversely affected by the outbreak of a widespread health epidemic or pandemic, including the outbreak of the COVID-19. The COVID-19 outbreak reached across the globe, resulting in the implementation of governmental measures, as well as changes in consumer behavior as some individuals have become reluctant to engage in social activities with people outside their households. The potential for some of these measures to be reinstituted in the event of repeat waves or the emergence of new variants of the virus is likely to continue to have an adverse impact on global economic conditions and consumer confidence and spending, and could materially adversely affect demand, or users’ ability to pay, for our products and services, particularly in the geographic and demographic markets in which Badoo app operates.

A widespread health epidemic or pandemic poses the risk that Bumble or its employees, contractors, vendors, and other business partners may be prevented or impaired from conducting ordinary course business activities for an indefinite period of time, and/or in a productive way, including due to shutdowns necessitated for the health and wellbeing of employees, or a shift to a remote working environment. A widespread epidemic, pandemic or other health crisis could also cause significant volatility in global markets, reduce our ability to access capital and thereby negatively impact our liquidity, and disrupt labor markets and global supply chains, and these effects may have lingering macroeconomic impacts, which has been the case for COVID-19.

The full extent of the impact of COVID-19 on our business and financial results will depend largely on future developments, including, without limitation, the resurgence of infections, the emergence of new variants, the development, availability, and distribution of new vaccines and treatments and the uptake and effectiveness of existing vaccines and treatments, guidance regarding and the imposition of protective public safety measures, companies’ remote work policies, the impact on capital and financial markets and global supply chains, and the related impact on the circumstances and behavior of our users (including their discretionary spending or their return to pre-COVID routines), all of which are uncertain and cannot be predicted. Additionally, any widespread health epidemic or pandemic could increase the magnitude of many of the other risks described in this Annual Report, and may have other material adverse effects on our operations that we are not currently able to predict. If our business and the markets in which we operate experience a prolonged occurrence of adverse public health conditions, such as COVID-19, it could materially adversely affect our ability to execute strategic plans, and materially adversely affect our business, financial condition, and results of operations.

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

Stock markets and the price of our Class A shares may experience extreme price and volume fluctuations. In the past, following periods of volatility in the overall market and the market price of a company’s securities, securities class action litigation has often been instituted against these companies. Such litigation, if and when instituted against us, may result in substantial costs and a diversion of our management’s attention and resources.

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

Furthermore, we may not be successful in addressing other challenges encountered in connection with our acquisitions. The anticipated benefits of one or more of our acquisitions may not be realized or the value of goodwill and other intangible assets acquired could be impacted by one or more continuing unfavorable events or trends, which has resulted in Badoo brand impairment, and could result in further significant impairment charges. Any acquisitions or other strategic transactions we announce could be viewed negatively by users, marketers, developers, or investors, which may adversely affect our business or the price of our Class A common stock. The occurrence of any of these events could have a material adverse effect on our business, financial condition and results of operations.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our corporate headquarters is located in leased office space in Austin, Texas and consists of approximately 7,500 square feet. In addition, we lease properties located outside of the United States, including office space in London, Barcelona and Paris and work space in Mexico City, Mumbai, and Sydney.

We also lease a number of operations, data centers and other facilities in several states and in international locations. Our material data centers include those in Miami, Prague, Frankfurt and Amsterdam. We believe that our facilities are generally adequate for our current anticipated and future use, although we may from time to time lease additional facilities or vacate existing facilities as our operations require.

Item 3. Legal Proceedings

We are subject to various legal proceedings, claims, and governmental inspections, audits or investigations arising out of our business which cover matters such as general commercial, consumer protection, governmental regulations, product liability, privacy, safety, environmental, intellectual property, employment and other actions that are incidental to our business, including a number of trademark proceedings, both offensive and defensive, regarding the BUMBLE, BADOO and FRUITZ marks. Although the outcomes of these claims cannot be predicted with certainty, in the opinion of management, the ultimate resolution of these matters will not have a material adverse effect on our financial position or results of operations.

In late 2021 and early 2022, four putative class action lawsuits were filed against the Company in Illinois alleging that certain features of the Badoo or Bumble apps violate the Illinois Biometric Information Privacy Act (“BIPA”). These lawsuits allege that the apps used facial geometry scans in violation of BIPA’s authorization, consent, and data retention policy provisions. Plaintiffs in these lawsuits seek statutory damages, compensatory damages, attorneys’ fees, injunctive relief, and (in one action) punitive damages. These cases are still in early stages and at this time the Company cannot reasonably estimate a range of potential liability, if any, which may arise therefrom.

In January 2022, a purported class action complaint, UA Local 13 Pension Fund v. Bumble Inc. et al., was filed in the United States District Court for the Southern District of New York naming, among others, the Company, our Chief Executive Officer, our Chief Financial Officer, our Board of Directors and Blackstone, as defendants. The complaint asserts claims under the U.S. federal securities laws, purportedly brought on behalf of a class of purchasers of shares of Class A common stock in Bumble’s secondary public stock offering which took place in September 2021 (the “SPO”), that the SPO Registration Statement and prospectus contained false and misleading statements or omissions by failing to disclose certain information concerning Bumble and Badoo app paying users and related trends and issues with the Badoo app payment platform, and that as a result of the foregoing, Bumble’s business metrics and financial prospects were not as strong as represented in the SPO Registration Statement and prospectus. The complaint seeks unspecified damages and an award of costs and expenses, including reasonable attorneys’ fees, as well as equitable relief. The Company believes that the allegations contained in the complaint are without merit and intends to defend the complaint vigorously.

Five shareholder derivative complaints have been filed in the United States District Court for the Southern District of New York, United States District Court for the District of Delaware and Delaware Court of Chancery against the Company and certain directors and officers. The Glover-Mott shareholder derivative complaint, filed in April 2022, alleges a breach of fiduciary duty against management and our Board of Directors based on the same allegations and events described in the class action complaint. The complaint seeks unspecified damages, an award of costs and disbursements, including reasonable attorneys’ fees, and that the Company be directed to take action to reform its corporate governance and internal procedures. The William B. Federman Irrevocable Trust shareholder derivative complaint, filed in May 2022, alleges violations of Section 14(a) of the Exchange Act, breach of fiduciary duty, aiding and abetting breach of duty and gross mismanagement based on misstatements or omissions in the Company’s April 2022 Proxy Statement concerning alleged deficiencies in the Company’s risk management and internal controls which allegedly led to disclosure deficiencies in the SPO documents. The complaint seeks a declaration that the individual defendants breached their fiduciary duties, aided and abetted breach of fiduciary duty, were unjustly enriched, grossly mismanaged the Company and violated the federal securities laws; an order that the individual defendants are jointly and severally liable for all damages; an order requiring the individual defendants to remit their salaries and compensation to the Company for the period of breach; unspecified equitable and injunctive relief; and costs and disbursements, including reasonable attorneys’, consultants’ and experts’ fees. The Dana Messana shareholder derivative complaint, filed in September 2022, alleges violation of Section 10(b) of the Exchange Act, breach of fiduciary duty against management and the Board, aiding and abetting breach of fiduciary duty, unjust enrichment, and waste of corporate assets based on the same allegations and events described in the SPO class action complaint. The complaint seeks unspecified damages; an order that the individual defendants are jointly and severally liable for all damages; an order for imposition of a constructive trust on any profits and unjust enrichments received by the individual defendants through unlawful conduct; and an award of costs and disbursements, including reasonable attorneys’, accountants’, and experts’ fees. The Sanchez shareholder derivative complaint, filed in January 2023, asserts claims for breach of fiduciary duty and unjust enrichment against, among others, management, our Board of Directors, and Blackstone based on the same allegations and events described in the class action complaint. The complaint seeks unspecified damages; an order that the defendants are jointly and severally liable for all damages; disgorgement from defendants of any profits, benefits, and other unjust gains from misconduct; and an award of costs and disbursements, including attorneys’ fees, accountants’ fees, and experts’ fees. The City of Vero Beach Police Officers’ Retirement Trust Fund derivative complaint, filed in February 2023, asserts claims for breach of fiduciary duty and unjust enrichment against, among others, management, our Board of Directors, and Blackstone based on the same allegations and events described in the class action complaint. The complaint seeks unspecified damages; a finding that the individual defendants breached their fiduciary duties; disgorgement from defendants of any unjustly obtained profits or benefits; and an award of costs and disbursement, including attorneys’ fees, accountants’ fees, and experts’ fees. The Company has also received an inquiry from the SEC relating to the disclosures at issue in the SPO class action complaint. The Company cannot predict at this point the length of time that these matters will be ongoing, their outcome or the liability, if any, which may arise therefrom.

As of December 31, 2022, management has assessed that provisions of $20.5 million are our best estimate of any probable future obligation, including legal costs incurred to date and expected to be incurred up to completion, for the ongoing litigations. This provision includes amounts accrued with respect to the Company’s class action lawsuit related to the SPO, representing management’s current estimated probable loss for this matter following a court-ordered mediation between the parties to the litigation.

For additional information, refer to Note 20, Commitments and Contingencies, within the audited consolidated financial statements included in “Item 8―Financial Statements and Supplementary Data” in this Annual Report.

Item 4. Mine Safety Disclosures

Not applicable.

Item 4A. Information About Our Executive Officers

The following table sets forth information regarding our executive officers as of the date of this Annual Report:

Name	Age	Position
Whitney Wolfe Herd	33	Founder, Chief Executive Officer and Director
Tariq M. Shaukat	50	President
Anuradha B. Subramanian	41	Chief Financial Officer
Laura Franco	60	Chief Legal and Compliance Officer

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

Tariq M. Shaukat has served as our President since July 2020. Prior to joining the Company, Mr. Shaukat served as President of Google Cloud at Google LLC from June 2016 to July 2020. Prior to that, Mr. Shaukat served in various roles for Caesars Entertainment, including as Executive Vice President and Chief Commercial Officer from October 2014 to May 2016 and Executive Vice President and Chief Marketing Officer from March 2012 to October 2014. Prior to joining Caesars Entertainment, Mr. Shaukat was a Partner at McKinsey & Company, and worked in a variety of roles in the technology industry. Since July 2019, he has been a member of the Board of Trustees of Public Storage. He also serves on the board of directors of Ellipsis Health. Mr. Shaukat holds a B.S. in Mechanical Engineering from Massachusetts Institute of Technology, an M.S. in Mechanical Engineering from Stanford University and an M.S. in Technology and Policy from Massachusetts Institute of Technology.

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

Laura Franco has served as our Chief Legal and Compliance Officer since November 2020. Prior to joining the Company, Ms. Franco served most recently as Executive Vice President, General Counsel of the CBS business of ViacomCBS since December 2019 and before that, Ms. Franco was Executive Vice President and General Counsel of CBS Corporation from March 2019 to December 2019. Prior to that, Ms. Franco had various senior legal positions at Viacom Inc. and CBS Corporation. Prior to joining Viacom Inc. in 1995, Ms. Franco began her career at Simpson Thacher & Bartlett LLP where she practiced mergers and acquisitions and securities law. Currently, Ms. Franco serves on the board of directors of Virgin Voyages. Ms. Franco holds a B.S. in Economics from The Wharton School at The University of Pennsylvania and a J.D. from Harvard Law School.

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

Holders of Record

As of January 31, 2023, there were 67 registered holders of our Class A common stock and 20 registered holders of our Class B common stock. Because many of our shares of Class A common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

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

The graph below compares the cumulative total stockholder return on our Class A common stock with the cumulative total return on the Nasdaq Composite Index and the Nasdaq CTA Internet Index. The graph assumes an initial investment of $100 in our common stock at the market close on February 11, 2021, which was our initial trading day. Data for the Nasdaq Composite Index and the Nasdaq CTA Internet Index assume reinvestment of dividends.

The comparisons in the graph below are based upon historical data and are not indicative of, nor intended to forecast, future performance of our Class A common stock.

$120
100
80
60
40
20
-
11-Feb-21
Feb-21
Mar-21
Apr-21
May-21
Jun-21
July-21
Aug-21
Sep-21
Oct-21
Nov-21
Dec-21
Jan-22
Feb-22
Mar-22
Apr-22
May-22
Jun-22
July-22
Aug-22
Sep-22
Oct-22
Nov-22
Dec-22
Bumble Inc. Class A Common Stock
Nasdaq CTA Internet Index
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

Overview

We provide online dating and social networking applications through subscription and in-app purchases of dating products servicing North America, Europe and various other countries around the world. In 2022, Bumble operated three apps, Bumble, Badoo and Fruitz and we are a leader in the online dating space. We launched Bumble app in 2014 to address antiquated gender norms and a lack of kindness and accountability on the internet. We believe that healthy and equitable relationships begin with Kind Connections and focus on building authenticity and safety in the online space, which is marked at times by isolation and toxicity. We also believe there is a significant opportunity to extend our platform beyond online dating into healthy relationships across all areas of life: love, friendships, careers and beyond. By empowering women across all of their relationships, we believe that we have the potential to become a preeminent global women’s brand. By placing women at the center – where women make the first move – we are building a platform that is designed to be safe and empowering for women, and in turn, provide a better environment for everyone. Badoo app, launched in 2006, was one of the pioneers of web and mobile free-to-use dating products.

In January 2022, we acquired Fruitz, a fast-growing dating app with a Gen Z focus, which is a growing segment of online dating consumers. Fruitz encourages open and honest communication of dating intentions through playful fruit metaphors.

How We Generate Revenue

We monetize the Bumble app, Badoo app and Fruitz app via a freemium model where the use of our service is free and a subset of our users pay for subscriptions or in-app purchases to access premium features. These features maximize the probability of developing meaningful connections, improving their experience and saving them valuable time.

On Bumble app, our subscription offerings are called Bumble Boost and Bumble Premium. These subscription plan offerings currently include 1-day, 7-day, 1-month, 3-month, 6-month, or lifetime packages. Bumble users, both subscribers and non-subscribing users, can also access additional features through in-app purchases. On Badoo app, our subscription offerings are called Badoo Premium and Badoo Premium Plus. Badoo premium subscription plan offerings currently include 1-day, 7-day, 1-month, 3-month, 6-month, or lifetime packages. In addition, Badoo users, both subscribers and non-subscribing users, can also purchase Badoo Credits which they can use to acquire in-app features such as one-off popularity boosts. We also selectively monetize through video and banner advertising. On Fruitz app, our subscription offerings are called Fruitz Premium and Fruitz Golden. Similar to the Bumble and Badoo apps, Fruitz offers flexible subscription packages and in-app purchases.

Overview of Financial Results

For the year ended December 31, 2022, the year ended December 31, 2021, the period from January 29 through December 31, 2020 and the period from January 1 through January 28, 2020, we generated:

•
Total Revenue of $903.5 million, $760.9 million, $539.5 million and $40.0 million, respectively;
•
Bumble App Revenue of $694.3 million, $528.6 million, $335.0 million and $23.3 million, respectively;
•
Badoo App and Other Revenue of $209.2 million, $232.3 million, $204.6 million and $16.7 million, respectively;
•
Net Earnings (Loss) of $(114.1) million, $281.7 million, $(109.5) million and $(32.6) million, respectively, representing Net Earnings (Loss) Margins of (12.6)%, 37.0%, (20.3)% and (81.4)%, respectively;
•
Adjusted EBITDA of $226.9 million, $207.2 million, $143.4 million and $9.4 million, respectively, representing Adjusted EBITDA Margins of 25.1%, 27.2%, 26.6% and 23.4%, respectively;
•
Net cash provided by (used in) operating activities of $132.9 million, $104.8 million, $53.1 million and $(3.3) million, respectively, and Operating Cash Flow Conversion of, (116.5)%, 37.2%, (48.5)% and 10.2%, respectively; and
•
Free Cash Flow of $116.6 million, $91.2 million, $42.4 million and $(4.4) million, respectively, representing Free Cash Flow Conversion of 51.4%, 44.0%, 29.6% and (46.4)%, respectively.

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

The following metrics were calculated excluding paying users and revenue generated from Fruitz:

(in thousands, except ARPPU)	Year Ended December 31, 2022	Year Ended December 31, 2021	Year Ended December 31, 2020
Key Operating Metrics
Bumble App Paying Users	2,002.2	1,499.8	1,142.1
Badoo App and Other Paying Users	1,179.7	1,394.1	1,363.4
Total Paying Users	3,181.9	2,893.9	2,505.5
Bumble App Average Revenue per Paying User	$28.90	$29.37	$26.14
Badoo App and Other Average Revenue per Paying User	$13.06	$13.13	$12.66
Total Average Revenue per Paying User	$23.03	$21.55	$18.81

Key Factors Affecting our Performance

Our results of operations and financial condition have been, and will continue to be, affected by a number of factors that present significant opportunities for us but also pose risks and challenges, including those discussed below and elsewhere in this Annual Report on Form 10-K, particularly in Part I, “Item 1A—Risk Factors.”

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

While we see opportunity for growth in our core online dating market driven by the steady growth of the global singles population, increasing adoption of online dating both in the United States and globally and increasing propensity to pay for online dating, we may also face challenges increasing our Paying Users. These challenges may include the prevailing global economic climate, competition from alternative products, lack of appealing product features, enforcement of restrictive payment policies from in-app payment systems provided by Apple and Google, and saturation of the online dating market. For example, Google has implemented a policy whereby only Google Play’s in-app billing system can be used for transactions in its store. We have increased compliance with this policy across our markets, which has had and may continue to have a negative impact on our revenue, earnings margins and numbers of Paying Users, especially in markets that tend to have lower value subscriptions and higher concentrations of Android users.

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

Seasonality

We experience seasonality in user growth, user engagement, Paying User growth, and monetization on our platform. Historically, we have seen an increase in all of these metrics in January due in part to seasonal demand in the lead up to Valentine’s Day, and during the Northern Hemisphere summer. Generally, our highest performing months for user growth and user engagement are during the first and third quarters of the fiscal year, and our highest performing months for Total Paying Users are in the third and fourth quarters of the fiscal year.

Macroeconomic Conditions

The prevailing global economic climate, Russia-Ukraine conflict and other macroeconomic conditions, including but not limited to slower growth or economic recession, changes to fiscal and monetary policy and exchange rate fluctuations have adversely affected and may continue to adversely impact our business as consumers face greater pressure on disposable income. The increase in interest rates by the Federal Reserve and overall market conditions have led to significant strengthening of the U.S. dollar against other global currencies in 2022. A strong U.S. dollar has impacted and may continue to impact our revenue and earnings in 2023. We continuously monitor the direct and indirect impacts of these circumstances on our business and financial results.

For additional information, see “Item 1A―Risk Factors—General Risk Factors—We are exposed to changes in the global macroeconomic environment beyond our control, which may adversely affect consumer discretionary spending, demand for our products and services, and our expenses.”

Impact of COVID-19

Since early 2020, COVID-19 has impacted market and economic conditions globally, resulting in the implementation of significant governmental measures, including lockdowns, closures, quarantines, and travel bans intended to control the spread of the virus, as well as changes in consumer behavior as some individuals have become reluctant to engage in social activities with people outside their households. The potential for some of these measures to be reinstituted in the event of repeat waves or the emergence of new variants of the virus is likely to continue to have an adverse impact on global economic conditions and consumer confidence and spending in many parts of the world. Such macroeconomic conditions have adversely affected and may continue to adversely affect demand, and/or users’ ability to pay, for our products and services, particularly in the geographic and demographic markets in which Badoo app operates. Given the continued uncertainty around the duration and severity of the impact on market conditions and the business environment, the impact of the COVID-19 pandemic on our business, financial condition and results of operations going forward remains uncertain for the foreseeable future.

For additional information, see “Item 1A―Risk Factors—General Risk Factors—Our business and results of operations may be materially adversely affected by the COVID-19 outbreak or other similar outbreaks” and “Item 1A―Risk Factors—General Risk Factors—We are exposed to changes in the global macroeconomic environment beyond our control, which may adversely affect consumer discretionary spending, demand for our products and services, and our expenses.”

Impact of Russia-Ukraine Conflict

Historically, we have had business operations in Russia. Prior to the Russian invasion of Ukraine in February 2022, we leased office space in Moscow and had approximately 125 employees based out of the Moscow office, consisting primarily of engineers responsible for services including anti-spam, integrity, incident management and product development and services related to supportive IT infrastructure.

On March 8, 2022, we announced the discontinuation of our operations in Russia and the removal of all of our apps from the Apple App Store and Google Play Store in Russia and Belarus. We closed our Moscow office and shifted our resources based in Moscow, where feasible, to other geographic locations.

For the year ended December 31, 2022, the net assets of our subsidiary in Russia comprised 0.2% of total assets and revenue from Russia, Belarus and Ukraine combined were approximately 0.8% of our total revenue. Operating costs related to our Russian operations were approximately 1.0% of our total operating costs for the year ended December 31, 2022.

For additional information, see “Item 1A―Risk Factors—Risks Related to Our Brand, Products and Operations―Our operations may be adversely affected by ongoing developments in Russia, Ukraine and surrounding countries, including due to the impact of our decision to discontinue our operations in Russia and remove our apps from the Apple App Store and Google Play Store in Russia and Belarus.”

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

Concurrent with the Sponsor Acquisition, the Company also decided to no longer actively maintain and market certain platforms, including Chappy, Lumen and Huggle (“Inactive Platforms”). The decision to do so was based on the Company’s greater focus on, and decision to use its resources for strengthening, its brands Bumble and Badoo. During the periods from January 29, 2020 to December 31, 2020 and January 1, 2020 to January 28, 2020, the revenue associated with the Inactive Platforms is deemed immaterial.

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

Bumble Inc. issued and sold 57.5 million shares of its Class A common stock in the IPO, including 7.5 million shares sold pursuant to the exercise in full by the underwriters of their option to purchase additional shares. Bumble Inc. used the proceeds (net of underwriting discounts) from the issuance of 9 million shares ($369.6 million) to acquire an equivalent number of newly-issued Common Units from Bumble Holdings, which Bumble Holdings used to repay outstanding indebtedness under our Term Loan Facility totaling approximately $200.0 million in aggregate principal amount and approximately $148.3 million for general corporate purposes, and to bear all of the expenses of the IPO. Bumble Inc. used the proceeds (net of underwriting discounts) from the issuance of 48.5 million shares ($1,991.6 million) to purchase or redeem an equivalent aggregate number of shares of Class A common stock and Common Units from our pre-IPO owners. We refer to the foregoing transactions as the “Offering Transactions”.

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

Bumble Inc. is a corporation for U.S. federal and state income tax purposes. Bumble Inc.’s accounting predecessor, Bumble Holdings, is and has been since the Sponsor Acquisition, treated as a flow-through entity for U.S. federal income tax purposes, and as such, has generally not been subject to U.S. federal income tax at the entity level. Accordingly, the historical results of operations and other financial information set forth in this Annual Report do not include any material provisions for U.S. federal income tax for the period prior to our IPO. Following our IPO, Bumble Inc. pays U.S. federal and state income taxes as a corporation on its share of Bumble Holdings’ taxable income.

In addition, in connection with the Reorganization Transactions and our IPO, we entered into the tax receivable agreement as described under “Tax Receivable Agreement”.

Public Company Costs

In preparation for our IPO, we incurred significant one-off costs such as legal, accounting, consulting, investor relations and other expenses. Accordingly, in the period from January 29, 2020 to December 31, 2020, we have recorded an increase in general and administrative expense.

As a result of becoming a public company, we continue to incur additional costs such as personnel, legal, regulatory, insurance, accounting, investor relations and other expenses that we did not incur as a private company including as a result of no longer qualifying as an "Emerging Growth Company". See “Item 1A―Risk Factors―Risks Related to Ownership of our Class A Common

Stock―We incur increased costs and are subject to additional regulations and requirements as a result of becoming a public company,

which could lower our profits, make it more difficult to run our business or divert management’s attention from our business.”

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

For additional information, see “Item 1A―Risk Factors—Bumble Inc. will be required to pay certain of our pre-IPO owners for most of the benefits relating to tax depreciation or amortization deductions that we may claim as a result of Bumble Inc.’s allocable share of existing tax basis acquired in the IPO, Bumble Inc.’s increase in its allocable share of existing tax basis and anticipated tax basis adjustments we receive in connection with sales or exchanges of Common Units (including Common Units issued upon conversion of vested Incentive Units) in connection with or after the IPO and our utilization of certain tax attributes of the Blocker Companies.” and “Item 1A―Risk Factors—In certain cases, payments under the tax receivable agreement may be accelerated and/or significantly exceed the actual benefits Bumble Inc. realizes in respect of the tax attributes subject to the tax receivable agreement.”

For additional information, see Note 6, Payable to Related Parties Pursuant to a Tax Receivable Agreement, to our consolidated financial statements included in Part II, “Item 8 – Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

We have determined that it is more likely than not that we will be unable to realize certain tax benefits that were received in connection with the Reorganization Transactions and our IPO. As a result of this determination, we have not recorded the benefit of these deferred tax assets as of December 31, 2022. The Company is entitled to certain depreciation and amortization deductions as a result of its allocable share of existing tax basis acquired in the IPO and increases in its allocable share of existing basis and adjustments to the tax basis of the assets of Bumble Holdings as a result of sales or exchanges in connection with the IPO. There is significant existing tax basis in the assets of Bumble Holdings as a result of the Sponsor Acquisition. Based on current projections, we anticipate having sufficient taxable income to be able to realize these tax benefits and have recorded a liability of $394.3 million associated with the tax receivable agreement related to these benefits of which $8.8 million is included in "Other current liabilities." The ability of the deferred tax assets to be realized is evaluated based on all positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent results of operations. We will assess the ability of the deferred tax assets to be realized at each reporting period, and a change in our estimate of our liability associated with the tax receivable agreement may result as additional information becomes available, including results of operations in future periods.

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

At the IPO date, we concluded that our public offering represented a qualifying liquidity event that would cause the Exit-Vesting awards’ performance conditions to be probable. As such, we started to recognize stock-based compensation expense for the Exit-Vesting awards. On July 15, 2022, the Exit-Vesting awards, with vesting based on certain performance conditions, were modified to also provide for time-based vesting in 36 equal installments and we began to recognize incremental stock-based compensation associated with the modification of these awards. During the years ended December 31, 2022 and 2021, we recognized compensation cost related to Exit-Vesting awards of $31.3 million and $26.3 million, which includes the modification of these awards in fiscal year 2022.

For additional information, see Note 16, Stock-based Compensation, to our consolidated financial statements included in Part II, “Item 8 – Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

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

General and administrative expense

General and administrative expense consists primarily of compensation (including stock-based compensation) and other employee-related costs for personnel engaged in executive management, finance, legal, tax and human resources. General and administrative expense also consists of transaction costs, impairment losses, changes in fair value of contingent earn-out liability, expenses associated with facilities, information technology, external professional services, legal costs, settlement of legal claims, restructuring charges and other administrative expenses.

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

Other income (expense), net

Other income (expense), net consists of insurance reimbursement proceeds, impacts from foreign exchange transactions, tax receivable agreement liability remeasurement (benefit) expense, loss on debt extinguishment, fair value changes in derivatives, sub-lease income and investments in equity securities.

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

Results of Operations

The following table sets forth our consolidated statement of operations information for the periods presented:

	Successor			Predecessor
(in thousands)	Year Ended December 31, 2022	Year Ended December 31, 2021	Period from January 29, through December 31, 2020	Period from January 1, through January 28, 2020
Revenue	$903,503	$760,910	$539,546	$39,990
Operating costs and expenses:
Cost of revenue	249,490	205,171	143,628	10,790
Selling and marketing expense	249,269	211,711	152,588	11,157
General and administrative expense	319,300	265,738	181,807	44,907
Product development expense	98,575	105,917	46,994	4,087
Depreciation and amortization expense	89,713	107,056	91,767	408
Total operating costs and expenses	1,006,347	895,593	616,784	71,349
Operating earnings (loss)	(102,844)	(134,683)	(77,238)	(31,359)
Interest income (expense)	(24,063)	(24,574)	(21,927)	50
Other income (expense), net	16,189	3,160	(917)	(882)
Income (loss) before income tax	(110,718)	(156,097)	(100,082)	(32,191)
Income tax benefit (provision)	(3,406)	437,837	(9,411)	(365)
Net earnings (loss)	(114,124)	281,740	(109,493)	(32,556)
Net earnings (loss) attributable to noncontrolling interests	(34,378)	(28,075)	806	1,917
Net earnings (loss) attributable to Bumble Inc. shareholders / Buzz Holdings L.P. owners / Worldwide Vision Limited shareholders	$(79,746)	$309,815	$(110,299)	$(34,473)

The following table sets forth our consolidated statement of operations information as a percentage of revenue for the periods presented:

	Successor			Predecessor
	Year Ended December 31, 2022	Year Ended December 31, 2021	Period from January 29, through December 31, 2020	Period from January 1, through January 28, 2020
Revenue	100.0%	100.0%	100.0%	100.0%
Operating costs and expenses:
Cost of revenue	27.6%	27.0%	26.6%	27.0%
Selling and marketing expense	27.6%	27.8%	28.3%	27.9%
General and administrative expense	35.3%	34.9%	33.7%	112.3%
Product development expense	10.9%	13.9%	8.7%	10.2%
Depreciation and amortization expense	9.9%	14.1%	17.0%	1.0%
Total operating costs and expenses	111.4%	117.7%	114.3%	178.4%
Operating earnings (loss)	(11.4)%	(17.7)%	(14.3)%	(78.4)%
Interest income (expense)	(2.7)%	(3.2)%	(4.1)%	0.1%
Other income (expense), net	1.8%	0.4%	(0.2)%	(2.2)%
Income (loss) before income tax	(12.3)%	(20.5)%	(18.5)%	(80.5)%
Income tax benefit (provision)	(0.4)%	57.5%	(1.7)%	(0.9)%
Net earnings (loss)	(12.6)%	37.0%	(20.3)%	(81.4)%
Net earnings (loss) attributable to noncontrolling interests	(3.8)%	(3.7)%	0.1%	4.8%
Net earnings (loss) attributable to Bumble Inc. shareholders / Buzz Holdings L.P. owners / Worldwide Vision Limited shareholders	(8.8)%	40.7%	(20.4)%	(86.2)%

The following table sets forth the stock-based compensation expense included in operating costs and expenses:

	Successor			Predecessor
(in thousands)	Year Ended December 31, 2022	Year Ended December 31, 2021	Period from January 29, through December 31, 2020	Period from January 1, through January 28, 2020
Cost of revenue	$3,819	$3,749	$615	$—
Selling and marketing expense	8,064	12,925	2,055	75
General and administrative expense	65,957	62,284	17,318	3,997
Product development expense	33,168	44,952	7,480	84
Total stock-based compensation expense	$111,008	$123,910	$27,468	$4,156

The following table sets forth our revenue across apps for the periods presented:

	Successor			Predecessor
(in thousands)	Year Ended December 31, 2022	Year Ended December 31, 2021	Period from January 29, through December 31, 2020	Period from January 1, through January 28, 2020
Bumble App	$694,329	$528,585	$334,979	$23,256
Badoo App and Other	209,174	232,325	204,567	16,734
Total Revenue	$903,503	$760,910	$539,546	$39,990

Total revenue was $903.5 million for the year ended December 31, 2022, compared to $760.9 million for the same period in 2021. The increase was primarily driven by growth in Total Paying Users and an increase in Total Average Revenue per Paying User.

Bumble App Revenue was $694.3 million for the year ended December 31, 2022, compared to $528.6 million for the same period in 2021. This increase was primarily driven by a 34% increase in the number of Bumble App Paying Users to 2.0 million, partially offset by a 2% decrease in Bumble App ARPPU to $28.90. The increase in Bumble App Revenue was due to higher re-engagement in core markets and international expansion partially offset by fluctuations in foreign currency exchange rates.

Badoo App and Other Revenue was $209.2 million for the year ended December 31, 2022, compared to $232.3 million for the same period in 2021. This decrease was primarily driven by a 15% decrease in the number of Badoo App and Other Paying Users to 1.2 million due to the Company’s decision to remove all of its apps from the Apple App Store and Google Play Store in Russia and Belarus in March 2022 and the continued impact of COVID and macroeconomic conditions. We expect the impact of macroeconomic conditions to continue to have an adverse impact on Badoo App and Other Paying Users in 2023. The decrease in Badoo App and Other Revenue was also driven by a 1% decrease in Badoo and Other ARPPU to $13.06. In addition, other revenue of $24.3 million for 2022, increased by $11.6 million, or 92% compared to the same period in 2021, primarily due to Fruitz.

Total revenue was $760.9 million for the year ended December 31, 2021, $539.5 million for the period from January 29, 2020 to December 31, 2020, and $40.0 million for the period from January 1, 2020 to January 28, 2020. Total revenue in the period from January 29, 2020 to December 31, 2020 was impacted by a reduction in deferred revenue of $15.0 million recorded in purchase accounting.

Bumble App Revenue $528.6 million for the year ended December 31, 2021, $335.0 million for the period from January 29, 2020 to December 31, 2020 and $23.3 million for the period from January 1, 2020 to January 28, 2020. The change was primarily driven by a 31% increase in the number of Bumble App Paying Users to 1.5 million and a 12% increase in Bumble App ARPPU to $29.37.

Badoo App and Other Revenue was $232.3 million for the year ended December 31, 2021, $204.6 million for the period from January 29, 2020 to December 31, 2020 and $16.7 million for the period from January 1, 2020 to January 28, 2020. This change was primarily driven by a 2% increase in the number of Badoo App and Other Paying Users to 1.4 million for the year ended December 31, 2021 and a 4% increase in Badoo and Other ARPPU to $13.13.

Cost of revenue

	Successor			Predecessor
(in thousands, except percentages)	Year Ended December 31, 2022	Year Ended December 31, 2021	Period from January 29, through December 31, 2020	Period from January 1, through January 28, 2020
Cost of revenue	$249,490	$205,171	$143,628	$10,790
Percentage of revenue	27.6%	27.0%	26.6%	27.0%

Cost of revenue for the year ended December 31, 2022 increased to $249.5 million from $205.2 million for the year ended December 31, 2021 driven primarily by growth in in-app purchase fees due to increasing revenue. As a percentage of revenue, cost of revenue for the year ended December 31, 2022 was 27.6%, compared to 27.0% for the same period in 2021 primarily driven by an increase in fees due to the adoption of Google Play billing in many of our markets partially offset by the reduced Google Play service fees for subscriptions which has declined from 30% to 15%.

Cost of revenue was $205.2 million for the year ended December 31, 2021, $143.6 million for the period from January 29, 2020 to December 31, 2020 and $10.8 million for the period from January 1, 2020 to January 28, 2020. This change was primarily driven by growth in in-app purchase fees due to increasing revenue.

Selling and marketing expense

	Successor			Predecessor
(in thousands, except percentages)	Year Ended December 31, 2022	Year Ended December 31, 2021	Period from January 29, through December 31, 2020	Period from January 1, through January 28, 2020
Selling and marketing expense	$249,269	$211,711	$152,588	$11,157
Percentage of revenue	27.6%	27.8%	28.3%	27.9%

Selling and marketing expense was $249.3 million for the year ended December 31, 2022, compared to $211.7 million the year ended December 31, 2021. This change was primarily due to a $34.0 million increase in digital and brand marketing costs and a $9.5 million increase in personnel-related expenses, partially offset by a $4.9 million decrease in stock-based compensation due to forfeitures.

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

General and administrative expense

	Successor			Predecessor
(in thousands, except percentages)	Year Ended December 31, 2022	Year Ended December 31, 2021	Period from January 29, through December 31, 2020	Period from January 1, through January 28, 2020
General and administrative expense	$319,300	$265,738	$181,807	$44,907
Percentage of revenue	35.3%	34.9%	33.7%	112.3%

General and administrative expense was $319.3 million for the year ended December 31, 2022,compared to $265.7 million for the year ended December 31, 2021. The change was primarily driven by a $119.0 million increase in impairment charges, which includes a $141.0 million Badoo brand impairment, and a $4.4 million Moscow right-of-use asset impairment in 2022, compared to $26.4 million impairment charge in white label contracts in 2021. In addition, a $23.2 million increase in personnel-related expenses, a $7.8 million increase in professional and transaction costs, a $4.6 million increase in insurance expenses, and a $2.5 million increase in other overhead expenses also contributed to the increase. These increases were partially offset by a decline of $103.1 million in the fair value of the contingent earn-out liabilities.

General and administrative expense was $265.7 million for the year ended December 31, 2021, $181.8 million for the period from January 29, 2020 to December 31, 2020 and $44.9 million for the period from January 1, 2020 to January 28, 2020. The change was primarily due to transaction and other costs of $19.1 million, $66.3 million and $40.3 million in the year ended December 31, 2021, the period from January 29, 2020 to December 31, 2020 and the period from January 1, 2020 to January 28, 2020, respectively, and impairment losses on the white label contracts of $26.4 million in the year ended December 31, 2021. In addition, the Company recorded an expense in relation to the change in the fair value of the contingent earn-out liability which was $55.9 million and $27.8 million in the year ended December 31, 2021 and the period from January 29, 2020 to December 31, 2020, respectively. The increase was also driven by additional personnel-related expenses due to increased headcount and stock-based compensation, which was $62.3 million in the year ended December 31, 2021, $17.3 million in the period from January 29, 2020 to December 31, 2020, and $4.0 million (of which $3.8 million were in relation to the Sponsor Acquisition) in the period from January 1, 2020 to January 28, 2020.

Product development expense

	Successor			Predecessor
(in thousands, except percentages)	Year Ended December 31, 2022	Year Ended December 31, 2021	Period from January 29, through December 31, 2020	Period from January 1, through January 28, 2020
Product development expense	$98,575	$105,917	$46,994	$4,087
Percentage of revenue	10.9%	13.9%	8.7%	10.2%

Product development expense was $98.6 million for the year ended December 31, 2022, compared to $105.9 million for the year ended December 31, 2021. This change was primarily driven by a $11.8 million decrease in stock-based compensation due to forfeitures partially offset by a $3.9 million increase in personnel-related expenses.

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

Depreciation and amortization expense

	Successor			Predecessor
(in thousands, except percentages)	Year Ended December 31, 2022	Year Ended December 31, 2021	Period from January 29, through December 31, 2020	Period from January 1, through January 28, 2020
Depreciation and amortization expense	$89,713	$107,056	$91,767	$408
Percentage of revenue	9.9%	14.1%	17.0%	1.0%

Depreciation and amortization expense was $89.7 million for the year ended December 31, 2022, compared to $107.1 million for the year ended December 31, 2021. The decrease was primarily due to the full amortization of the legacy Badoo user base in July 2022 and white label contracts in 2021, which are no longer being amortized. These decreases were partially offset by increases in the amortization of intangibles acquired from the Fruitz acquisition in January 2022.

Depreciation and amortization expense was $107.1 million for the year ended December 31, 2021, $91.8 million for the period from January 29, 2020 to December 31, 2020 and $0.4 million for the period from January 1, 2020 to January 28, 2020. The increase was primarily due to increased expense related to the amortization of finite-lived intangible assets recognized in connection with the Sponsor Acquisition in the year ended December 31, 2021, compared to the period from January 29, 2020 to December 31, 2020.

Interest income (expense)

	Successor			Predecessor
(in thousands, except percentages)	Year Ended December 31, 2022	Year Ended December 31, 2021	Period from January 29, through December 31, 2020	Period from January 1, through January 28, 2020
Interest income (expense)	$(24,063)	$(24,574)	$(21,927)	$50
Percentage of revenue	(2.7)%	(3.2)%	(4.1)%	0.1%

Interest income (expense) was $(24.1) million for the year ended December 31, 2022, compared to $(24.6) million for the year ended December 31, 2021. The decrease was primarily due to the repayment of $200.0 million of debt in March 2021, as well as the Company investing surplus funds in money market funds in the fourth quarter of 2022 creating interest income, partially offset by an increase in interest rates on our outstanding debt under the credit agreements.

Interest income (expense) was $(24.6) million for the year ended December 31, 2021, $(21.9) million for the period from January 29, 2020 to December 31, 2020 and $0.1 million for the period from January 1, 2020 to January 28, 2020. The increase in interest expense was primarily due to increased interest expense associated with raising $575 million of debt on January 29, 2020 and raising an additional $275 million of debt in October 2020, of which $200 million was repaid in March 2021.

Other income (expense), net

	Successor			Predecessor
(in thousands, except percentages)	Year Ended December 31, 2022	Year Ended December 31, 2021	Period from January 29, through December 31, 2020	Period from January 1, through January 28, 2020
Other income (expense), net	$16,189	$3,160	$(917)	$(882)
Percentage of revenue	1.8%	0.4%	(0.2)%	(2.2)%

Other income (expense), net was $16.2 million for the year ended December 31, 2022, compared to $3.2 million for the year ended December 31, 2021. The change was primarily due to a $10.5 million increase in net gain on interest rate swaps, a $3.8 million increase in net foreign currency exchange gains (losses), a $3.4 million loss on extinguishment of long-term debt recognized in 2021 when we repaid $200.0 million of debt in March 2021, partially offset by a $4.2 million loss recognized for the increase in tax receivable agreement liability, and a $1.0 million decrease in fair value of investments in equity securities.

Other income (expense), net was $3.2 million for the year ended December 31, 2021, $(0.9) million for the period from January 29, 2020 to December 31, 2020 and $(0.9) million for the period from January 1, 2020 to January 28, 2020. The change was primarily due to net foreign exchange gains (losses), which were $(0.1) million in the year ended December 31, 2021, $(9.5) million in the period from January 29, 2020 to December 31, 2020 and $(0.5) million in the period from January 1, 2020 to January 28, 2020. The Company also recorded gains (losses) on the fair value change in interest rate swaps of $6.6 million and $(1.6) million in the year ended December 31, 2021 and the period from January 1, 2020 to January 28, 2020. In addition, a $9.3 million insurance reimbursement related to the putative class action lawsuit was received and recorded as other income in the period from January 29, 2020 to December 31, 2020.

Income tax provision

	Successor			Predecessor
(in thousands, except percentages)	Year Ended December 31, 2022	Year Ended December 31, 2021	Period from January 29, through December 31, 2020	Period from January 1, through January 28, 2020
Income tax benefit (provision)	$(3,406)	$437,837	$(9,411)	$(365)
Effective income tax rate	(3.1)%	280.5%	(9.4)%	(1.1)%

For further detail of income tax matters, see Note 5, Income Taxes, within the audited consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K.

Income tax benefit (provision) was $(3.4) million for the year ended December 31, 2022, compared to $437.8 million for the year ended December 31, 2021, which includes a $441.5 million tax benefit related to the reversal of a net deferred tax liability due to the restructuring of our international operations.

Income tax benefit (provision) was $437.8 million for the year ended December 31, 2021, $(9.4) million for the period from January 29, 2020 to December 31, 2020 and $(0.4) million for the period from January 1, 2020 to January 28, 2020. The tax benefit of $437.8 million recorded in the year ended December 31, 2021 includes a $441.5 million tax benefit related to the reversal of a net deferred tax liability due to the restructuring of our international operations. In addition, the tax benefit for the year ended December 31, 2021 reflects the impact of our assessment that we will not be able to record the benefit of certain current year deferred tax assets for which a valuation allowance is expected.

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

To properly and prudently evaluate our business, we encourage investors to review the financial statements included elsewhere in this Annual Report, and not rely on a single financial measure to evaluate our business. We also strongly urge investors to review the reconciliation of net earnings (loss) to Adjusted EBITDA, the computation of Adjusted EBITDA margin as compared to net earnings (loss) margin which is net earnings (loss) as a percentage of revenue, the reconciliation of net cash provided by (used in) operating activities to free cash flow, and the computation of free cash flow conversion as compared to operating cash flow conversion, which is net cash provided by (used in) operating activities as a percentage of net earnings (loss) in each case set forth below.

We define Adjusted EBITDA as net earnings (loss) excluding income tax (benefit) provision, interest (income) expense, depreciation and amortization, stock-based compensation expense, employer costs related to stock-based compensation, foreign exchange (gain) loss, changes in fair value of contingent earn-out liability, interest rate swaps and investments in equity securities, transaction and other costs, litigation costs net of insurance reimbursements that arise outside of the ordinary course of business and tax receivable agreement liability remeasurement (benefit) expense and impairment loss. Adjusted EBITDA margin represents Adjusted EBITDA as a percentage of revenue.

We define free cash flow as net cash provided by (used in) operating activities less capital expenditures. Free cash flow conversion represents free cash flow as a percentage of Adjusted EBITDA. Operating cash flow conversion represents net cash provided by (used in) operating activities as a percentage of net earnings (loss).

The following table reconciles our non-GAAP financial measures to the most comparable GAAP financial measures for the periods presented:

	Successor			Predecessor
(in thousands, except percentages)	Year Ended December 31, 2022	Year Ended December 31, 2021	Period from January 29, through December 31, 2020	Period from January 1, through January 28, 2020
Net earnings (loss)	$(114,124)	$281,740	$(109,493)	$(32,556)
Add back:
Income tax (benefit) provision	3,406	(437,837)	9,411	365
Interest (income) expense	24,063	24,574	21,927	(50)
Depreciation and amortization	89,713	107,056	91,767	408
Stock-based compensation expense	111,008	123,910	27,468	336
Employer costs related to stock-based compensation(1)	2,054	2,438	—	—
Litigation costs, net of insurance reimbursements(2)	22,734	6,943	(6,008)	—
Foreign exchange (gain) loss (3)	(3,679)	132	9,525	523
Changes in fair value of interest rate swaps(4)	(17,086)	(6,593)	1,586	—
Transaction and other costs(5)	5,226	22,491	69,443	40,345
Changes in fair value of contingent earn-out liability	(47,134)	55,900	27,800	—
Changes in fair value of investments	18	(1,100)	—	—
Tax receivable agreement liability remeasurement expense(6)	5,332	1,112	—	—
Impairment loss(7)	145,388	26,431	—	—
Adjusted EBITDA	$226,919	$207,197	$143,426	$9,371
Net earnings (loss) margin(8)	(12.6)%	37.0%	(20.3)%	(81.4)%
Adjusted EBITDA margin	25.1%	27.2%	26.6%	23.4%

Net cash provided by (used in) operating activities	$132,941	$104,837	$53,069	$(3,306)
Less:
Capital expenditures	(16,333)	(13,653)	(10,632)	(1,045)
Free Cash Flow	$116,608	$91,184	$42,437	$(4,351)
Operating cash flow conversion	(116.5)%	37.2%	(48.5)%	10.2%
Free cash flow conversion	51.4%	44.0%	29.6%	(46.4)%
(1)
Represents employer portion of Social Security and Medicare payroll taxes domestically, National Insurance contributions in the United Kingdom and comparable costs internationally related to the settlement of equity awards.
(2)
Represents certain litigation costs and insurance proceeds associated with pending litigations or settlements of litigation. Includes amounts accrued with respect to the Company’s class action lawsuit related to the SPO, representing management’s current estimated probable loss for this matter. See Note 20, Commitments and Contingencies, to the audited consolidated financial statements included in “Item 8―Financial Statements and Supplementary Data.”
(3)
Represents foreign exchange (gain) loss due to foreign currency transactions.
(4)
Represents fair value loss (gain) on interest rate swaps.
(5)
Represents transaction costs related to acquisitions and our offerings (IPO, the Reorganization and the secondary offering) such as legal, accounting, advisory fees and other related costs. Amount for 2021 also includes a loss on debt extinguishment related to the repayment of $200.0 million under the Incremental Term Loan Facility. Amount for 2022 also include employee-related restructuring costs directly associated with our decision to discontinue our operations in Russia including severance benefits, relocation costs and advisory fees.
(6)
Represents changes in tax receivable agreement liability due to tax rate changes and unrelated to exchanges of Common Units for Class A shares.
(7)
Represents impairment loss incurred on white label contracts in 2021 and impairment loss of the Badoo brand and a right-of-use asset related to our Moscow office in 2022.

(8)
Net earnings margin for the year ended December 31, 2021 includes a $441.5 million tax benefit related to the reversal of a deferred tax liability due to a restructuring of the Company’s international operations.

Liquidity and Capital Resources

Overview

The Company’s principal sources of liquidity are our cash and cash equivalents and cash generated from operations. Our primary uses of liquidity are operating expenses and capital expenditures. As of December 31, 2022, we had $402.6 million of cash and cash equivalents, an increase of $33.4 million from December 31, 2021.

In connection with our IPO, we used the proceeds (net of underwriting discounts) from the issuance of 9 million shares of Class A common stock ($369.6 million) in the IPO to purchase an equivalent number of newly issued Common Units from Bumble Holdings, which Bumble Holdings used to repay outstanding indebtedness under our Term Loan Facility totaling approximately $200.0 million in aggregate principal amount and approximately $148.3 million for general corporate purposes, and to bear all of the expenses of the IPO. We expect that our future principal uses of cash will also include funding our debt service obligations, paying income taxes and obligations under our tax receivable agreement, and our contingent earnout liabilities. Based on current conditions, we believe that we have sufficient financial resources to fund our activities and execute our business plans during the next twelve months.

Cash Flow Information

The following table summarizes our consolidated cash flow information for the periods presented:

	Successor			Predecessor
(in thousands)	Year Ended December 31, 2022	Year Ended December 31, 2021	Period from January 29, through December 31, 2020	Period from January 1, through January 28, 2020
Net cash provided by (used in):
Operating activities	$132,941	$104,837	$53,069	$(3,306)
Investing activities	(86,053)	(12,484)	(2,850,651)	(1,029)
Financing activities	(14,954)	151,486	2,869,428	—

Operating activities

Net cash provided by (used in) operating activities was $132.9 million for the year ended December 31, 2022, $104.8 million for the year ended December 31, 2021, $53.1 million for the period from January 29, 2020 to December 31, 2020, and $(3.3) million for the period from January 1, 2020 to January 28, 2020.

Operating activities were primarily driven by net earnings (losses) of $(114.1) million for the year ended December 31, 2022, $281.7 million for the year ended December 31, 2021, $(109.5) million for the period from January 29, 2020 to December 31, 2020 and $(32.6) million for the period from January 1, 2020 to January 28, 2020.

Net loss for the year ended December 31, 2022 was impacted by stock-based compensation of $111.0 million, impairment losses of $145.4 million, depreciation and amortization of $89.7 million, change in fair value of deferred contingent consideration of $(47.1) million and deferred income tax of $(5.5) million.

Net earnings in the year ended December 31, 2021 was primarily driven by $441.5 million tax benefit related to the reversal of a deferred tax liability due to a restructuring of the Company’s international operations, partly offset by stock-based compensation of $123.9 million, depreciation and amortization of $107.1 million, changes in the fair value of the contingent earn-out liability of $55.9 million and impairment loss of $26.4 million in relation to the white label contracts.

Net loss in the period from January 29, 2020 to December 31, 2020 was impacted by depreciation and amortization of $91.8 million, transaction costs of $69.4 million, stock-based compensation expense of $27.5 million and changes in the fair value of the contingent earn-out liability of $27.8 million. Net loss in the period from January 1, 2020 to January 28, 2020 was impacted mostly by transaction costs of $40.3 million.

The increase in cash provided by (used in) operating activities for the periods presented was partly offset by changes in assets and liabilities, which were $(34.9) million, $(56.5) million, $9.0 million and $25.1 million in the year ended December 31, 2022,

December 31, 2021, the period from January 29, 2020 to December 31, 2020 and the period from January 1, 2020 to January 28, 2020, respectively.

Investing activities

Net cash used in investing activities was $86.1 million for the year ended December 31, 2022, $12.5 million for the year ended December 31, 2021, $2,850.7 million for the period from January 29, 2020 to December 31, 2020, and $1.0 million for the period from January 1, 2020 to January 28, 2020. The Company used $69.7 million (net of cash acquired) for the acquisition of Fruitz for the year ended December 31, 2022 and $2,837.7 million (net of cash acquired) for the Sponsor Acquisition in the period from January 29, 2020 to December 31, 2020. Capital expenditures were $16.3 million, $13.7 million, $10.6 million and $1.0 million in the year ended December 31, 2022, the year ended December 31, 2021, the period from January 29, 2020 to December 31, 2021 and the period from January 1, 2020 to January 28, 2020, respectively.

Financing activities

Net cash provided by (used in) financing activities was $(15.0) million for the year ended December 31, 2022, $151.5 million for the year ended December 31, 2021, $2,869.4 million for the period from January 29, 2020 to December 31, 2020, and nil for the period from January 1, 2020 to January 28, 2020. For the year ended December 31, 2022, the Company used $(9.2) million for shares withheld to satisfy employee tax withholding requirements upon vesting of restricted stock units, and $(5.8) million to repay a portion of the outstanding indebtedness under our Original Term Loan. For the year ended December 31, 2021, the Company received net proceeds of $2,361.2 million after deducting underwriting discounts and commissions, of which $1,991.6 million was used to redeem shares of Class A common stock and purchase Common Units from our Sponsor and $200 million was used to repay a portion of the outstanding indebtedness under our Incremental Term Loan Facility. The Company received cash of $2,360.4 million in relation to limited partners’ interest, net proceeds from external debt of $832.1 million, proceeds from the repayment of loan from the Founder of $25.6 million and proceeds from the repayment of loans to related companies of $41.9 million in the period from January 29, 2020 to December 31, 2020, offset by cash payments of $360.0 million in dividends and repayment of long-term debt principal of $5.0 million in the period from January 29, 2020 to December 31, 2020.

Indebtedness

Senior Secured Credit Facilities

In connection with the Sponsor Acquisition, in January 2020, we entered into the Original Term Loan Facility in an original aggregate principal amount of $575.0 million and the Revolving Credit Facility in an aggregate principal amount of up to $50.0 million. In connection with the Distribution Financing Transaction, in October 2020, we entered into the Incremental Term Loan Facility (the “Incremental Term Loan Facility”) in an original aggregate principal amount of $275.0 million. The Incremental Term Loan provides for additional senior secured term loans with substantially identical terms as the Original Term Loan Facility (other than the applicable margin). A portion of the net proceeds from the initial public offering was used to repay $200.0 million aggregate principal amount of our outstanding indebtedness under our Term Loan Facility in the three months ended March 31, 2021. The borrower under the Senior Secured Credit Facilities is a wholly owned subsidiary of Bumble Holdings, Buzz Finco L.L.C. (the “Borrower”). The Senior Secured Credit Facilities contain affirmative and negative covenants and customary events of default.

Borrowings under the Senior Secured Credit Facilities bear interest at a rate equal to, at the Borrower’s option, either (i) LIBOR for the relevant interest period, adjusted for statutory reserve requirements (subject to a floor of 0.0% on the Original Term Loan and 0.50% on the Incremental Term Loan), plus an applicable margin or (ii) a base rate equal to the highest of (a) the rate of interest in effect as last quoted by the Wall Street Journal as the “Prime Rate” in the United States, (b) the federal funds effective rate plus 0.50% and (c) adjusted LIBOR for an interest period of one month plus 1.00% (subject to a floor of 0.00% per annum), in each case, plus an applicable margin. The applicable margin for loans under the Revolving Credit Facility is subject to adjustment based upon the consolidated first lien net leverage ratio of the Borrower and its restricted subsidiaries and is subject to reduction after the consummation of our initial public offering.

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

The Original Term Loan Facility amortizes in equal quarterly installments in aggregate annual amounts equal to 1.00% of the principal amount of the Original Term Loan Facility outstanding as of the date of the closing of the Original Term Loan Facility, with the balance being payable at maturity on January 29, 2027. The Incremental Term Loan Facility amortizes in equal quarterly installments in aggregate annual amounts equal to 1.00% of the principal amount of the Incremental Term Loan Facility outstanding as of the date of the closing of the Incremental Term Loan Facility, with the balance being payable at maturity on January 29, 2027. Following the $200.0 million aggregate principal payment of amount of outstanding indebtedness during the three months ended March 31, 2021 quarterly installment payments on the Incremental Term Loan Facility are no longer required for the remaining term of the facility. Principal amounts outstanding under the Revolving Credit Facility are due and payable in full at maturity on January 29, 2025.

Contractual Obligations and Contingencies

The following table summarizes our contractual obligations as of December 31, 2022:

	Payments due by period
	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
	(in thousands)
Long-term debt	$5,750	$11,500	$615,563	$—	$632,813
Operating leases	3,823	5,262	6,859	3,456	19,400
Other	13,861	16,171	—	—	30,032
Total	$23,434	$32,933	$622,422	$3,456	$682,245

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

The payments that we may be required to make under the tax receivable agreement to the pre-IPO owners may be significant and are not reflected in the contractual obligations table set forth above as they are dependent upon future taxable income. Assuming no material changes in the relevant tax law, and that we earn sufficient taxable income to realize all tax benefits that are subject to the tax receivable agreement, we expect future payments under the tax receivable agreement related to the Offering Transactions to aggregate to $672.8 million and to range over the next 15 years from approximately $8.8 million to $57.3 million per year and decline thereafter. In determining these estimated future payments, we have given retrospective effect to certain exchanges of Common Units for Class A shares that occurred after the IPO but were contemplated to have occurred pursuant to the Blocker Restructuring. The foregoing numbers are merely estimates, and the actual payments could differ materially. See Note 6, Payable to Related Parties Pursuant to a Tax Receivable Agreement, for additional information.

In connection with the Sponsor Acquisition in January 2020, we entered into a contingent consideration arrangement, consisting of an earn-out payment to the former shareholders of Worldwide Vision Limited of up to $150 million. In addition, we entered into a contingent consideration arrangement for an earn-out payment of up to $10 million in connection with our January 2022 acquisition of Fruitz. The timing and amount of such payments, that we may be required to make, is not reflected in the contractual obligations table set forth above as the payment to the former shareholders of Worldwide Vision Limited is dependent upon the achievement of a specified return on invested capital by our Sponsor and our payment to Fruitz is dependent upon the achievement of certain net revenue targets. See Note 7, Business Combination, for additional information.

In September 2022, the Company entered into an agreement for third-party cloud services. The Company is committed to pay a minimum of $7.1 million over the period of 18 months. If at the end of the 18 months, or upon early termination, the Company has not reached the $7.1 million in spend, we will be required to pay for the difference between the sum of fees already incurred and the minimum commitment.

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

Goodwill is tested for impairment at a minimum on an annual basis, as well as upon an indicator of impairment. Goodwill is tested for impairment at the reporting unit level by first performing a qualitative assessment to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying value. If the reporting unit does not pass the qualitative assessment, then quantitative assessment is performed to compare the reporting unit’s carrying value to its fair value. Alternatively, we are permitted to bypass the qualitative assessment and proceed directly to performing the quantitative assessment. Goodwill is considered impaired if the carrying value of the reporting unit exceeds its fair value. The fair value of the reporting unit is based on a discounted cash flow model involving several assumptions. There were no impairment charges recorded for goodwill for the years ended December 31, 2022 and 2021, respectively.

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

Impairment of Indefinite-Lived Intangible Assets

We test indefinite-lived intangible assets for impairment annually on the first day of the fourth quarter or more frequently if indicators of impairment exist. The accounting guidance provides us the option to first assess qualitative factors such as macroeconomic conditions, industry and market considerations, cost factors, overall financial performance and other relevant entity-specific events to determine whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying value.

If, based on a review of qualitative factors it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying value, we proceed to compare the fair value of the indefinite-lived intangible asset with its carrying amount. We evaluate the fair value of the indefinite-lived asset by using the relief from royalty methodology based on management’s assumptions. If the carrying value of an indefinite-lived intangible asset exceeds its estimated fair value, an impairment equal to the excess is recorded.

During our annual impairment testing for the year ended December 31, 2022, the Company determined that an indefinite long-lived asset was impaired and recognized an impairment charge of $141.0 million in "General and administrative expense" within the accompanying consolidated statement of operations. For additional information, refer to Note 9, Goodwill and Intangible Assets, within the audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

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

During the fourth quarter of the year ended December 31, 2021, the Company determined that an individual definite long-lived asset was impaired and recognized an impairment charge of $26.4 million in "General and administrative expense" within the accompanying consolidated statement of operations. For additional information, refer to Note 9, Goodwill and Intangible Assets, within the audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

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

Awards under all three plans were comprised of Time-Vesting and Exit-Vesting awards. Time-Vesting awards were based upon service-based conditions and generally vested over a period of five years, while Exit-Vesting awards were based on certain performance conditions in which affiliates of Blackstone Inc. receive cash proceeds in respect of its Class A units in the Company prior to the termination of the participant. The performance conditions were not considered probable as of December 31, 2020 and therefore no expense has been recognized for the Exit-Vesting awards. In connection with the IPO, these awards were all converted into awards under our 2021 Omnibus Incentive Plan.

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

Time-Vesting Phantom Class B Units and Exit-Vesting Phantom Class B Units

For additional information around the Company’s stock-based compensation plans, refer to Note 16, Stock-based Compensation, within the audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Foreign Currency Exchange Risk

We conduct business in certain foreign markets, primarily in the United Kingdom and the European Union. For the year ended December 31, 2022, for the year ended December 31, 2021, for the period from January 29, 2020 to December 31, 2020 and for the period from January 1, 2020 to January 28, 2020, revenue outside of North America accounted for 39.5%, 42.3%, 44.3% and 47.5% of consolidated revenue, respectively. Our operations being materially located in the U.K. and the European Union, our primary exposure to foreign currency exchange risk is the underlying user’s functional currency other than the U.S. Dollar, primarily the British Pound and the Euro. As foreign currency exchange rates change, translation of the statements of operations of our international businesses into U.S. dollars affects year-over-year comparability of operating results. The average Euro and British Pound versus the U.S. Dollar exchange rate was 10.9% and 10.0% lower, respectively, in the year ended December 31, 2022 compared to the year ended December 31, 2021.

Historically, we have not hedged any foreign currency exposures. We have performed a sensitivity analysis as of December 31, 2022 and 2021. A hypothetical 10% change in British Pound and Euro, relative to the U.S. Dollar, would have changed revenue by $18.2 million and $17.3 million for the years ended December 31, 2022 and 2021, respectively, with all other variables held constant. This accounts for 2% of total revenue for both years ended December 31, 2022 and 2021. Our continued international expansion increases our exposure to exchange rate fluctuations and as a result such fluctuations could have a significant impact on our future results of operations.

Interest Rate Risk

At December 31, 2022, we had debt outstanding with a carrying value of $625.0 million. With consideration of the financial impact of our interest rate swaps, a hypothetical interest rate increase of 1% would have increased interest expense for the three months ended and year ended December 31, 2022 by $0.7 million and $2.8 million, respectively, based upon the outstanding debt balances and interest rates in effect during this period. Borrowings under our Senior Secured Credit Facilities bear interest at a variable market rate. In order to reduce the financial impact of increases in interest rates, the Company entered into two interest rate swaps for a total notional amount of $350 million on June 22, 2020. The effective date for the interest rate swaps is June 30, 2020 and final maturity date is June 30, 2024. The financial impact of the interest rate swaps is to fix the variable interest rate element on $350 million of the long-term debt at a rate of 0.4008%.

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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Bumble Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Bumble Inc. (the Successor or the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive operations, changes in equity, and cash flows for the years ended December 31, 2022 and 2021, and the period from January 29, 2020 to December 31, 2020, and the consolidated statements of operations, comprehensive operations, changes in equity (deficit), and cash flows of Worldwide Vision Limited (Predecessor) for the period from January 1, 2020 to January 28, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for the years ended December 31, 2022 and 2021, and the period from January 29, 2020 to December 31, 2020, and the results of the Predecessor’s operations and its cash flows for the period from January 1, 2020 to January 28, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 28, 2023 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Indefinite-lived intangible asset impairment assessment – Badoo brand
Description of the Matter

As discussed in Note 9 of the consolidated financial statements, the indefinite-lived intangible assets balance as of December 31, 2022, was $1.4 billion, which includes the Bumble and Badoo brands. As discussed in Note 2 to the consolidated financial statements, indefinite-lived assets are tested for impairment at least annually and more frequently when warranted based on indicators of impairment. During the year ended December 31, 2022, the Company recorded an impairment of $141 million related to the Badoo brand. Auditing management’s impairment test for the Badoo brand was complex and highly judgmental due to the significant estimation required to determine the fair value of the asset. The Company used the relief from royalty method to measure the fair value of the Badoo brand name. The significant assumptions used to estimate the fair value of the intangible asset included revenue growth rate, royalty rate, and discount rate, which are affected by expectations about future market or economic conditions.

How We Addressed the Matter in Our Audit

To test the estimated fair value of the Badoo brand name, our audit procedures included, among others, involvement of a specialist to assist us in the evaluation of the Company’s valuation methodology and testing of the significant assumptions. We performed sensitivity analyses over the revenue growth rates, royalty rate, and discount rate assumptions to assess the impact of changes to those assumptions on the Company’s determination of the fair value of the brand. We compared the revenue growth rate to historical results and certain peer companies. Additionally, we tested the completeness and accuracy of the underlying data supporting the significant assumptions and estimate.

Measurement of the Tax Receivable Agreement Liability
Description of the Matter

As discussed in Note 6 of the consolidated financial statements, the Company has a Tax Receivable Agreement (“TRA”) with certain current and historical holders of Limited Partnership (“LP”) interests, which is a contractual commitment to pay 85% of any tax benefits, realized or deemed to be realized by the Company, to the parties to the TRA. The TRA payments are contingent upon, among other things, the generation of future taxable income by the Company over the term of the TRA. At December 31, 2022, the Company’s liability due to the holders of LP interests under the TRA was $394 million, based on management’s assessment of the probability of achieving sufficient future taxable income to realize the benefit.

Auditing management’s accounting for the TRA liability is especially complex and judgmental as the Company’s calculation of the TRA liability requires estimates of its future qualified taxable income over the term of the TRA as a basis to determine if the related tax benefits are expected to be realized. Significant changes in estimates could have a material effect on the Company’s results of operations.

How We Addressed the Matter in Our Audit

We tested the measurement of the Company’s TRA liability by performing audit procedures that included, among others, recalculating the Company’s share of the tax basis in the net assets of the LP. To test the Company’s estimate of sufficient future taxable income to realize the tax benefits, we evaluated the assumptions used by management to develop the projections of future taxable income. For example, we compared management’s projections of future taxable income with the actual results of prior periods, as well as management’s consideration of current industry and economic trends. We also recalculated the TRA liability and compared the calculation of the TRA liability to the terms set out in the TRA.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2020.

Austin, Texas

February 28, 2023

Bumble Inc.

Consolidated Balance Sheets

(in thousands, except share and per share information)

	December 31, 2022	December 31, 2021
ASSETS
Cash and cash equivalents	$402,559	$369,175
Accounts receivable, net	66,930	47,538
Other current assets	31,882	52,751
Total current assets	501,371	469,464
Right-of-use assets	17,419	26,410
Property and equipment, net	14,467	14,627
Goodwill	1,579,770	1,540,112
Intangible assets, net	1,524,428	1,696,798
Deferred tax assets, net	24,050	19,572
Other noncurrent assets	31,116	10,013
Total assets	$3,692,621	$3,776,996
LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable	$3,367	$19,169
Deferred revenue	46,108	39,569
Accrued expenses and other current liabilities	156,443	111,482
Current portion of long-term debt, net	5,750	5,750
Total current liabilities	211,668	175,970
Long-term debt, net	619,223	623,231
Deferred tax liabilities, net	8,077	—
Payable to related parties pursuant to a tax receivable agreement	385,486	388,780
Other liabilities	14,588	119,246
Total liabilities	$1,239,042	$1,307,227
Commitments and contingencies (Note 20)
Shareholders’ Equity:
Class A common stock (par value $0.01 per share, 6,000,000,000 shares authorized; 129,774,299 and 129,212,949 shares issued and outstanding as of December 31, 2022 and 2021, respectively)	1,298	1,292
Class B common stock (par value $0.01 per share, 1,000,000 shares authorized; 20 shares issued and outstanding as of December 31, 2022 and 2021, respectively)	—	—
Preferred stock (par value $0.01; 600,000,000 shares authorized; no shares issued and outstanding as of December 31, 2022 and 2021, respectively)	—	—
Additional paid-in capital	1,691,911	1,588,426
Accumulated deficit	(139,871)	(60,125)
Accumulated other comprehensive income	74,477	78,603
Total shareholders’ equity	1,627,815	1,608,196
Noncontrolling interests	825,764	861,573
Total shareholders’ equity	2,453,579	2,469,769
Total liabilities and shareholders’ equity	$3,692,621	$3,776,996

The accompanying notes are an integral part of these consolidated financial statements.

Bumble Inc.

Consolidated Statements of Operations

(in thousands, except per share / unit data)

	Successor			Predecessor
	Year Ended December 31, 2022	Year Ended December 31, 2021	Period from January 29, through December 31, 2020	Period from January 1, through January 28, 2020
Revenue	$903,503	$760,910	$539,546	$39,990
Operating costs and expenses:
Cost of revenue	249,490	205,171	143,628	10,790
Selling and marketing expense	249,269	211,711	152,588	11,157
General and administrative expense	319,300	265,738	181,807	44,907
Product development expense	98,575	105,917	46,994	4,087
Depreciation and amortization expense	89,713	107,056	91,767	408
Total operating costs and expenses	1,006,347	895,593	616,784	71,349
Operating earnings (loss)	(102,844)	(134,683)	(77,238)	(31,359)
Interest income (expense)	(24,063)	(24,574)	(21,927)	50
Other income (expense), net	16,189	3,160	(917)	(882)
Income (loss) before income tax	(110,718)	(156,097)	(100,082)	(32,191)
Income tax benefit (provision)	(3,406)	437,837	(9,411)	(365)
Net earnings (loss)	(114,124)	281,740	(109,493)	(32,556)
Net earnings (loss) attributable to noncontrolling interests	(34,378)	(28,075)	806	1,917
Net earnings (loss) attributable to Bumble Inc. shareholders / Buzz Holdings L.P. owners / Worldwide Vision Limited shareholders	$(79,746)	$309,815	$(110,299)	$(34,473)
Net earnings (loss) per share / unit attributable to Bumble Inc. shareholders / Buzz Holdings L.P. owners
Basic earnings (loss) per share / unit	$(0.62)	$1.50	$(0.04)	—
Diluted earnings (loss) per share / unit	$(0.62)	$1.45	$(0.04)	—

The accompanying notes are an integral part of these consolidated financial statements.

Bumble Inc.

Consolidated Statements of Comprehensive Operations

(in thousands)

		Successor		Predecessor
	Year Ended December 31, 2022	Year Ended December 31, 2021	Period from January 29, through December 31, 2020	Period from January 1, through January 28, 2020
Net earnings (loss)	$(114,124)	$281,740	$(109,493)	$(32,556)
Other comprehensive income (loss), net of tax:
Change in foreign currency translation adjustment	(6,262)	(2,710)	176,244	(774)
Total other comprehensive income (loss), net of tax	(6,262)	(2,710)	176,244	(774)
Comprehensive income (loss)	(120,386)	279,030	66,751	(33,330)
Comprehensive income (loss) attributable to noncontrolling interests	(36,514)	(29,026)	806	1,917
Comprehensive income (loss) attributable to Bumble Inc. shareholders' / Buzz Holdings L.P. owners / Worldwide Vision Limited shareholders	$(83,872)	$308,056	$65,945	$(35,247)

The accompanying notes are an integral part of these consolidated financial statements.

Bumble Inc.

Consolidated Statements of Changes in Equity

(Successor)

(in thousands, except share amounts)

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Treasury Stock		Accumulated	Accumulated Other Comprehensive	Total Bumble Inc. Shareholders'	Noncontrolling	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Income	Equity	Interests	Equity
Balance as of December 31, 2021	129,212,949	$1,292	20	$—	$1,588,426	—	$—	$(60,125)	$78,603	$1,608,196	$861,573	$2,469,769
Net earnings (loss)	—	—	—	—	—	—	—	(79,746)	—	(79,746)	(34,378)	(114,124)
Stock-based compensation expense	—	—	—	—	113,994	—	—	—	—	113,994	—	113,994
Impact of Tax Receivable Agreement due to exchanges of Common Units	—	—	—	—	(200)	—	—	—	—	(200)	—	(200)
Cancellation of restricted shares	(33,272)	—	—	—	(292)	—	—	—	—	(292)	292	—
Exercise of stock options	—	—	—	—	—	—	—	—	—	—	—	—
Restricted stock units issued, net of shares withheld for taxes	509,742	5	—	—	(10,932)	—	—	—	—	(10,927)	1,329	(9,598)
Exchange of Common Units for Class A common stock	84,880	1	—	—	915	—	—	—	—	916	(916)	—
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	—	(4,126)	(4,126)	(2,136)	(6,262)
Balance as of December 31, 2022	129,774,299	$1,298	20	$—	$1,691,911	—	$—	$(139,871)	$74,477	$1,627,815	$825,764	$2,453,579

Bumble Inc.

Consolidated Statements of Changes in Equity

(Successor)

(in thousands, except share amounts)

	Limited Partners'	Class A Common Stock		Class B Common Stock		Additional Paid-in	Treasury Stock		Accumulated	Accumulated Other Comprehensive	Noncontrolling	Total Shareholders’ / Owners'
	Equity	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Income	Interests	Equity
Balance as of January 1, 2021	$1,903,121	—	$—	100	$—	$—	—	$—	$695	$176,244	$806	$2,080,866
Acquisition of noncontrolling interests	806	—	—	—	—	—	—	—	—	—	(806)	—
Net earnings prior to Reorganization Transactions	370,635	—	—	—	—	—	—	—	—	—	—	370,635
Stock-based compensation expense	11,587	—	—	—	—	—	—	—	—	—	—	11,587
Effect of the Reorganization Transactions (as adjusted)	(2,286,149)	82,642,374	826	—	—	1,075,019	—	—	—	(95,882)	1,306,186	—
Retirement of Class B common stock	—	—	—	(80)	—	—	—	—	—	—	—	—
Issuance of Class A common stock sold in the initial public offering, net of offering costs	—	57,500,000	575	—	—	2,236,787	—	—	—	—	121,009	2,358,371
'Purchase of Class A Common Stock in the initial public offering	—	—	—	—	—	—	24,798,848	(1,018,365)	—	—	—	(1,018,365)
Purchase of Common Units from Pre-IPO Common Unitholders in the initial public offering	—	—	—	—	—	(609,489)	—	—	—	—	(363,800)	(973,289)
Vested Incentive Units	—	—	—	—	—	(6,385)	—	—	—	—	6,385	—
Issuance of Founder loan common units	—	—	—	—	—	(29,034)	—	—	—	—	29,034	—
Equity plan modification from liability to equity settled due to Reorganization	—	—	—	—	—	22,107	—	—	—	—	—	22,107
Impact of Tax Receivable Agreement due to exchanges of Common Units	—	—	—	—	—	(387,669)	—	—	—	—	—	(387,669)
Stock-based compensation expense	—	—	—	—	—	105,254	—	—	—	—	—	105,254
Retirement of treasury stock	—	(24,798,848)	(248)	—	—	(1,018,117)	(24,798,848)	1,018,365	—	—	—	—
Cancellation of restricted shares	—	(178,806)	(1)	—	—	(2,146)	—	—	—	—	2,147	—
Exercise of options	—	12,668	—	—	—	734	—	—	—	—	(189)	545
Restricted stock units issued, net of shares withheld for taxes	—	235,148	2	—	—	(5,227)	—	—	—	—	(3,443)	(8,668)
Exchange of Common Units for Class A common stock	—	13,800,413	138	—	—	206,592	—	—	—	—	(206,730)	—
Net loss subsequent to Reorganization Transactions	—	—	—	—	—	—	—	—	(60,820)	—	(28,075)	(88,895)
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	—	—	(1,759)	(951)	(2,710)
Balance as of December 31, 2021	$—	129,212,949	$1,292	20	$—	$1,588,426	—	$—	$(60,125)	$78,603	$861,573	$2,469,769

The accompanying notes are an integral part of these consolidated financial statements.

Buzz Holdings L.P.

Consolidated Statements of Changes in Equity

(Successor)

(in thousands)

	Limited Partners’ Interest		Accumulated Other Comprehensive	Total Buzz Holdings L.P.	Noncontrolling	Total Owners’
	Units	Amount	Income	Owners’ Equity	Interests	Equity

Balance as of January 29, 2020	—	$—	$—	$—	$—	$—
Net loss	—	—	—	(110,299)	806	(109,493)
Stock-based compensation expense	—	—	—	13,703	—	13,703
Dividends paid	—	(360,000)	—	(360,000)	—	(360,000)
Issuance of Limited Partners’ Interest	2,119,412	2,360,412	—	2,360,412	—	2,360,412
Limited Partners’ Interest as of December 31, 2020				1,903,816
Other comprehensive income, net of tax	—	—	176,244	176,244	—	176,244
Balance as of December 31, 2020	2,119,412	$2,000,412	$176,244	$2,080,060	$806	$2,080,866

The accompanying notes are an integral part of these consolidated financial statements.

Worldwide Vision Limited

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

Bumble Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Successor			Predecessor
	Year Ended December 31, 2022	Year Ended December 31, 2021	Period from January 29, through December 31, 2020	Period from January 1, through January 28, 2020
Cash flows from operating activities:
Net earnings (loss)	$(114,124)	$281,740	$(109,493)	$(32,556)
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	89,713	107,056	91,767	408
Impairment loss	145,388	26,431	—	—
Gain on settlement of lease liabilities	(2,140)	—	—	—
Loss on extinguishment of long term debt	—	3,398	—	—
Change in fair value of interest rate swap	(17,086)	(6,593)	1,586	—
Change in fair value of contingent earn-out liability	(47,134)	55,900	27,800	—
Tax receivable agreement liability remeasurement expense	5,332	1,112	—	—
Non-cash lease expense	4,539	5,438	(109)	(226)
Deferred income tax	(5,454)	(448,395)	496	26
Stock-based compensation expense	111,008	123,910	27,468	4,156
Net foreign exchange difference	2,571	8,692	2,337	(198)
Research and development tax credit	(1,191)	(1,322)	(1,211)	—
Other, net	(3,553)	3,946	3,397	31
Changes in assets and liabilities:
Accounts receivable	(20,723)	(9,953)	10,737	(17,599)
Other current assets	22,964	24,328	(46,949)	(2,175)
Accounts payable	(13,997)	(3,531)	2,970	12,984
Deferred revenue	5,889	8,654	21,814	289
Legal liabilities	11,995	(46,377)	(18,374)	(521)
Lease liabilities	(5,984)	(5,464)	(5,575)	(636)
Accrued expenses and other current liabilities	(34,991)	(25,081)	44,381	32,711
Other, net	(81)	948	27	—
Net cash provided by (used in) operating activities	132,941	104,837	53,069	(3,306)
Cash flows from investing activities:
Capital expenditures	(16,333)	(13,653)	(10,632)	(1,045)
Acquisition of business, net of cash acquired	(69,720)	—	(2,837,706)	—
Other, net	—	1,169	(2,313)	16
Net cash used in investing activities	(86,053)	(12,484)	(2,850,651)	(1,029)
Cash flows from financing activities:
Proceeds from issuance of Class A common stock sold in initial public offering, net of offering costs	—	2,358,371	—	—
Payments to purchase and retire common stock	—	(1,018,365)	—	—
Purchase of Common Units from Pre-IPO Common Unitholders in the initial public offering	—	(973,289)	—	—
Proceeds from exercise of options	—	545	—	—
Proceeds from repayments of loans to related companies	—	—	41,929	—
Debt issuance costs	—	—	(17,913)	—
Limited Partners’ interest	—	—	2,360,412	—
Proceeds from term loan	—	—	850,000	—
Repayment of term loan	(5,750)	(206,438)	(5,000)	—
Dividends paid	—	—	(360,000)	—
Withholding tax paid on behalf of employees on stock based awards	(9,204)	(9,338)	—	—
Net cash provided by (used in) financing activities	(14,954)	151,486	2,869,428	—
Effects of exchange rate changes on cash and cash equivalents	5,933	(2,950)	2,513	813
Net increase (decrease) in cash and cash equivalents and restricted cash	37,867	240,889	74,359	(3,522)
Cash and cash equivalents and restricted cash, beginning of the period	369,175	128,286	53,927	57,449
Cash and cash equivalents and restricted cash, end of the period	$407,042	$369,175	$128,286	$53,927
Less restricted cash	(4,483)	—	(257)	—
Cash and cash equivalents, end of the period	$402,559	$369,175	$128,029	$53,927

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

Assuming the exchange of all outstanding Common Units for shares of Class A common stock on a one-for-one basis under the exchange agreement entered into by holders of Common Units, there would be 188,511,832 shares of Class A common stock outstanding (which does not reflect any shares of Class A common stock issuable in exchange for as-converted Incentive Units or upon settlement of certain other interests) as of December 31, 2022.

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

A noncontrolling interest in a consolidated subsidiary represents the portion of the equity (net assets) in a subsidiary not attributable, directly or indirectly, to the Company. Noncontrolling interests are presented as a separate component of equity in the consolidated balance sheets and the presentation of net income is modified to present earnings and other comprehensive income attributed to controlling and noncontrolling interests. The Company’s noncontrolling interest represents substantive profit-sharing arrangements and profit and losses are attributable to controlling and noncontrolling interests using an attribution method.

As a result of the Sponsor Acquisition as further discussed in Note 7, Business Combination, periods prior to January 28, 2020 reflect the financial statements of Worldwide Vision Limited prior to the business combination (referred to herein as the “Predecessor”). Periods subsequent to January 28, 2020 reflect the financial statements of the Company after the business combination (referred to herein as the “Successor”). The Company’s assets and liabilities were adjusted to fair value on the closing date of the business combination. Due to the change in the basis of accounting, the consolidated financial statements for the Predecessor and the Successor are not necessarily comparable. Where applicable, a black line separates the Successor and Predecessor periods to highlight the lack of comparability.

Revision of Previously Issued Financial Statements

As presented in our previously filed Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, we identified certain immaterial prior period adjustments related to the recognition and presentation of debt issuance costs and refunds from third-party aggregators in previously issued financial statements. In addition, we recorded certain other previously identified adjustments that were deemed immaterial to the periods presented.

In accordance with SAB No. 99, “Materiality,” and SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” we evaluated the errors and determined that the related impacts were not material to our financial statements for any prior annual or interim periods, but that correcting the cumulative impact of the errors were significant to our results of operations for the three and nine months ended September 30, 2022. Accordingly, we have revised previously reported financial information for such immaterial errors. A summary of revisions to certain previously reported financial information presented herein for comparative purposes is included in Note 3, Revisions of Previously Issued Financial Statements.

Certain prior year amounts have been reclassified to conform to the current year presentation.

Note 2 - Summary of Selected Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make certain judgments, estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses. The Company’s significant estimates relate to business combinations, asset impairments, potential obligations associated with legal contingencies, the fair value of contingent consideration, the fair value of derivatives, stock-based compensation, tax receivable agreements, and income taxes.

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

As of December 31, 2022, the Company has classified the cash held in Russia as restricted cash due to the sanctions imposed by the Russia-Ukraine Conflict, which is included in other noncurrent assets within the accompanying consolidated balance sheets.

Accounts Receivable

Accounts receivable are recorded net of an allowance for credit losses, potential chargebacks and refunds issued to users. The amount of this allowance is primarily based upon historical experience and future economic expectations. The Company maintains an allowance for expected credit losses to provide for the estimated amount of accounts receivable that will not be collected. The Company determines if an allowance is needed by considering a number of factors, including the Company’s previous loss history, the length of time accounts receivable are past due, the specific customer’s ability to pay the obligation to the Company, reasonable and supportable forecasts of future economic conditions, and the current economic condition of the general economy. As of December 31, 2022, the Company had an allowance for credit losses of $0.5 million. No allowance for credit losses was recorded as of December 31, 2021 as all accounts receivable were considered collectible.

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

The Company’s accounts receivable balances are predominantly with third-party aggregators and these are subject to normal credit risks which management believes to be not significant. As of December 31, 2022, two third party aggregators accounted for approximately 90% of the Company’s gross accounts receivable. As of December 31, 2021, one third party aggregator accounted for approximately 71% of the Company’s gross accounts receivable.

Leases

Company as a lessee

Under Financial Accounting Standards Board ("FASB") ASC Topic 842, Leases, (“ASC 842”), the Company determines whether an arrangement is or contains a lease at contract inception. Right-of-use assets and lease liabilities, which are disclosed on the consolidated balance sheets, are recognized at the commencement date of the lease based on the present value of the lease payments over the lease term using the Company’s incremental borrowing rate on the lease commencement date. If the lease contains an option to extend the lease term, the renewal option is considered in the lease term if it is reasonably certain that the Company will exercise the option. Operating lease expense is recognized on a straight-line basis over the term of the lease. Short-term leases, defined as leases with an initial term of twelve months or less, are not recorded on the consolidated balance sheets.

Company as a lessor

Amounts due from lessees under finance leases are recorded as receivables at the amount of the Company’s lease receivable. Finance lease income is allocated to accounting periods so as to reflect a constant periodic rate of return on the Company’s lease receivable.

Amounts due from lessees under operating leases are recorded as receivables at the amount of the Company’s lease receivable.

Rental income from operating leases is recognized on a straight-line basis over the term of the lease.

Property and Equipment, net

Property and equipment, net is stated at cost less accumulated depreciation and accumulated impairment, if any. Cost of maintenance and repairs that do not improve or extend the lives of the respective assets are expensed as incurred.

Depreciation is calculated on a straight-line basis over the estimated useful lives of the assets, as follows:

Leasehold improvements	Lesser of lease term or useful life
Furniture and fixtures	4 years
Computer equipment	3 years

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

Impairment of Long-lived Assets

Long-lived assets, which primarily consist of property and equipment and right-of-use assets, are reviewed for impairment whenever events or circumstances indicate that the carrying value of an asset may not be recoverable. The carrying value of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. If the carrying value is deemed not to be recoverable, an impairment loss is recorded equal to the amount by which the carrying value of the long-lived asset exceeds its fair value. The remaining estimated useful lives of property and equipment and right-of-use assets are routinely reviewed and, if the estimate is revised, the remaining unamortized balance is amortized or depreciated over the revised estimated useful life.

During the year ended December 31, 2022, the Company determined that a right-of-use asset associated with its decision to discontinue its operations in Russia was fully impaired and recognized an impairment charge of $4.4 million in general and administrative expense in the accompanying consolidated statement of operations. See Note 10, Restructuring, for additional information on impairment.

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

The Company has entered into contingent earn-out arrangements that were determined to be part of the purchase consideration in connection with business acquisitions. The Company classified the arrangements as a liability at the time of the relevant acquisition, as it will be settled in cash, and reflected the change in the liability at its current fair value for each subsequent reporting period thereafter until settled. The changes in the remeasured fair value of the relevant contingent earn-out liabilities during each reporting period is recognized in general and administrative expense in the accompanying consolidated statements of operations. See Note 7, Business Combination, for additional information.

Transaction costs associated with business combinations are expensed as incurred.

Goodwill

Goodwill is the excess of cost over the fair value of net assets acquired. Goodwill is not amortized but tested for impairment annually as of October 1 or more frequently if certain circumstances indicate a possible impairment may exist.

The Company tests goodwill for impairment at a reporting unit level. The Company performs a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. The qualitative assessment includes, but is not limited to, market and macroeconomic conditions, cost factors, cash flows, changes in key management personnel and our share price. The result of this assessment determines whether it is necessary to perform a quantitative goodwill impairment test. There were no impairment charges recorded for goodwill for the years ended December 31, 2022 and 2021, respectively.

Intangible Assets, net

The Company tests intangible assets that are not amortized (i.e., Bumble and Badoo brands) for impairment at the asset level. Indefinite-lived intangibles are tested for impairment annually as of October 1 or more frequently if certain circumstances indicate a possible impairment may exist. The Company performs a qualitative assessment to determine whether it is more likely than not that the fair value of the asset is less than its carrying value. If we determine that it is more likely than not that the intangible asset is impaired, we perform a quantitative assessment by comparing the fair value of the asset with its carrying amount. If the fair value, which is based on future cash flows, exceeds the carrying value, the asset is not considered impaired. If the carrying amount exceeds the fair value, an impairment loss would be recognized in an amount equal to the excess of the carrying amount of the asset over the fair value of the asset.

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

During the years ended December 31, 2022 and 2021, the Company determined that certain indefinite and definite-lived intangible assets were impaired and recognized impairment charges of $141.0 million and $26.4 million, respectively. The impairment charges are in "General and administrative expense" within the accompanying consolidated statement of operations. See Note 9, Goodwill and Intangible Assets, net for additional information on impairment.

Intangible assets are stated at cost less accumulated amortization and accumulated impairment, if any. Amortization is calculated on a straight-line basis over the estimated useful lives of the definite-lived intangible assets, as follows:

User base	4 years
White label contracts	8 years
Fruitz brand	15 years
Trademark	10 years
Domain	3 years
Developed technology	5 years

Investments

The Company has certain investments in privately held companies and limited partnerships. These investments are carried at cost, less any impairments, and are adjusted for subsequent observable price changes obtained from orderly transactions for identical or similar investments issued by the same investee in accordance with the measurement alternative in ASC 321, Certain investment in Debt and Equity Securities. The investments are included in "Other noncurrent assets" in the accompanying consolidated balance sheets. Any gains or losses are recorded to other income (loss), net on the accompanying consolidated statement of operations.

Fair Value Measurements

The Company follows ASC 820, Fair Value Measurement, for financial assets and liabilities measured at fair value on a recurring basis. The Company uses the fair value hierarchy to categorize the financial instruments measured at fair value based on the available inputs to the valuation and the degree to which they are observable or not observable in the market.

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

See Note 12, Fair Value Measurements, net for additional information.

Derivatives

The Company uses interest rate derivative instruments to manage the risk related to fluctuating cash flows from interest rate changes on the debt. These instruments are not designated as hedges for accounting purposes and are recorded in "Other noncurrent assets" or “Other liabilities,” with changes in fair value recognized in “Other income (expense), net.”

Revenue Recognition

The Company recognizes revenue from services in accordance with ASC 606, Revenue from Contracts with Customers (“ASC 606”). Under ASC 606, the Company recognizes revenue when or as the Company’s performance obligations are satisfied by transferring control of the promised services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those services. To determine revenue recognition for arrangements that an entity determines are within the scope of ASC 606, the Company performs the following five steps as prescribed by ASC 606:

(i)
identify the contract(s) with a customer;
(ii)
identify the performance obligations in the contract;
(iii)
determine the transaction price;
(iv)
allocate the transaction price to the performance obligations in the contract; and
(v)
recognize revenue when (or as) the entity satisfies performance obligations.

The Company only applies the five-step model to contracts when it is probable that it will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. At contract inception, once the contract is determined to be within the scope of ASC 606, the Company assesses the goods or services promised within each contract and determines those that are performance obligations and assess whether each promised good or service is distinct. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.

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

During the year ended December 31, 2022, the year ended December 31, 2021, the period from January 29, 2020 to December 31, 2020 and the period from January 1, 2020 to January 28, 2020, there were no customers representing greater than 10% of total revenue.

For the periods presented, revenue across apps was as follows:

	Successor			Predecessor
(in thousands)	Year Ended December 31, 2022	Year Ended December 31, 2021	Period from January 29, through December 31, 2020	Period from January 1, through January 28, 2020
Bumble App	$694,329	$528,585	$334,979	$23,256
Badoo App and Other	209,174	232,325	204,567	16,734
Total Revenue	$903,503	$760,910	$539,546	$39,990

Assets Recognized from the Costs to Obtain a Contract with a Customer

The Company has determined that certain costs paid to third party aggregators, primarily mobile app store fees, meet the requirements to be capitalized as a cost of obtaining a contract. These costs are capitalized and amortized over the period of contract performance, typically over the term of the applicable subscription period, and expensed to cost of revenue.

Deferred Revenue

Deferred revenue consists of advance payments that are received or are contractually due in advance of the Company’s performance. The Company’s deferred revenue is reported on a contract by contract basis at the end of each reporting period. The Company classifies deferred revenue as current when the term of the applicable subscription period or expected completion of the performance obligation is one year or less. The deferred revenue balance is $46.1 million and $39.6 million at December 31, 2022 and 2021, respectively. During the year ended December 31, 2022, the year ended December 31, 2021, the period from January 29, 2020 to December 31, 2020 and the period from January 1, 2020 to January 28, 2020, the Company recognized revenue of $39.6 million,

$30.9 million, $9.6 million and $10.6 million, respectively, that was included in the deferred revenue balance at the beginning of each respective period.

Advertising Costs

Advertising costs are expensed in the period in which the services are first delivered to the Company. Where media space is purchased in advance, expense is deferred until the advertising service has been received by the Company. Advertising costs represent online marketing, including fees paid to search engines and social media sites, brand marketing such as out of home and television advertising, field marketing and partner-related payments to those who direct traffic to the Company’s platforms. Advertising expense was $207.7 million, $175.0 million, $138.0 million and $9.8 million for the year ended December 31, 2022, the year ended December 31, 2021, the period from January 29, 2020 to December 31, 2020 and for the period from January 1, 2020 to January 28, 2020, respectively.

Debt Issuance Costs

Costs incurred in connection with obtaining new debt financing are deferred and amortized over the life of the related financing. If such financing is settled or replaced prior to maturity with debt instruments that have substantially different terms, the settlement is treated as an extinguishment and the unamortized costs are charged to gain or loss on extinguishment of debt. If such financing is settled or replaced with debt instruments from the same lender that do not have substantially different terms, the new debt agreement is accounted for as a modification for the prior debt agreement and the unamortized costs remain capitalized, the new original issuance discount costs are capitalized. The new lenders pro-rata portion of third-party fees are deducted from the carrying value of the loans as additional discounts. For existing lenders, the pro-rata portion of third-party fees are expensed as incurred. Deferred costs are recognized as a direct reduction in the carrying amount of the debt instrument on the consolidated balance sheets and are amortized to interest expense over the term of the related debt using the effective interest method.

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

The Company accounts for amounts payable under the tax receivable agreement in accordance with ASC 450, Contingencies. As such, subsequent changes in the fair value of the tax receivable agreement liability between reporting periods are recognized in the statement of operations.

See Note 6, Payable to Related Parties Pursuant to a Tax Receivable Agreement, for additional information on the tax receivable agreement.

Foreign Currencies

The Company’s consolidated financial statements are presented in U.S. dollars, which is the Company’s functional currency. The financial position and operating results of foreign entities whose primary economic environment is based on their local currency are consolidated using the local currency as the functional currency. These local currency assets and liabilities are translated into U.S. dollars at the rates of exchange as of the balance sheet date, and local currency revenue and expenses of these operations are translated at average rates of exchange during the period. Translation gains and losses are included in accumulated other comprehensive income as a component of shareholders’ equity. Transaction gains and losses resulting from assets and liabilities denominated in a currency other than the functional currency are included in “Other income (expense), net” in the accompanying consolidated statements of operations. For the year ended December 31, 2022, the year ended December 31, 2021, the period from January 29, 2020 to December 31, 2020 and the period from January 1, 2020 to January 28, 2020, the Company recorded a gain (loss) of $3.7 million, $(0.1) million, $(9.5) million and $(0.6) million, respectively.

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

See Note 10, Restructuring, for additional information on restructuring charges.

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

See Note 15, Earnings (Loss) per Share/Unit, for additional information on dilutive securities.

Stock-Based Compensation

The Company issues stock-based awards to employees that are generally in the form of stock options, restricted shares, incentive units, or restricted stock units (“RSUs”). Compensation cost for equity awards is measured at their grant-date fair value, and in the case of restricted shares and RSUs is estimated based on the fair value of the Company’s underlying common stock. The grant date fair value of stock options is estimated using the Black-Scholes option pricing model for time-vesting awards or a Monte Carlo simulation approach in an option pricing framework for exit-vesting awards. These require management to make assumptions with respect to the fair value of the Company’s equity award on the grant date, including the expected term of the award, the expected volatility of the Company’s stock calculated based on a period of time generally commensurate with the expected term of the award, risk-free interest rates and expected dividend yields of the Company’s stock. For time-vesting awards, compensation cost is recognized over the requisite service period, which is generally the vesting period, using the graded attribution method. For performance-based stock awards, compensation expense is recognized over the requisite service period on a straight-line basis when achievement is probable. At the IPO date, the Company concluded that our public offering represented a qualifying liquidity event that would cause the performance conditions to be probable of occurring.

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

See Note 16, Stock-based Compensation, for a discussion of the Company’s stock-based compensation plans and awards.

Recently Issued Pronouncements Not Yet Adopted

In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU” 2020-04)

Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting and then subsequent amendments, which provide optional guidance and exceptions for applying GAAP to contract modifications and hedging relationships, subject to meeting certain criteria, that reference London Interbank Offered Rate ("LIBOR") or another reference rate expected to be discontinued. In December 2022, the FASB issued ASU 2022-06 Reference Rate Reform (Topic 848) - Deferral of the Sunset Date of Topic 848 (ASU 2022-06), which extends the optional transition relief to ease the potential burden in accounting for reference rate reform on financial reporting. The transition relief is provided through December 30, 2024 based on the expectation that the LIBOR will cease to be published as of June 30, 2023. The amendments are effective prospectively at any point through December 31, 2024.

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

Note 3 - Revisions of Previously-Issued Financial Statements

As presented in our previously filed Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, the Company identified certain errors in its previously issued financial statements related to the recognition and presentation of debt issuance costs and refunds from third-party aggregators. Accordingly, during 2022, 2021 and 2020, certain immaterial errors existed.

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

The following tables summarize the revisions of previously-issued financial statements (in thousands):

Consolidated Balance Sheets	December 31, 2021			December 31, 2020
	As Previously Reported	Adjustment	As Revised	As Previously Reported	Adjustment	As Revised
Goodwill	$1,540,112	$—	$1,540,112	$1,540,915	$(803)	$1,540,112
Deferred tax assets, net	19,090	482	19,572	—	104	104
Other noncurrent assets	9,319	694	10,013	3,319	919	4,238
Total assets	3,775,820	1,176	3,776,996	3,637,268	220	3,637,488
Deferred revenue	39,924	(355)	39,569	31,269	(355)	30,914
Current portion of long-term debt, net	2,588	3,162	5,750	5,338	3,162	8,500
Total current liabilities	173,163	2,807	175,970	241,334	2,807	244,141
Long-term debt, net	620,351	2,880	623,231	820,876	742	821,618
Deferred tax liabilities, net	—	—	—	428,087	586	428,673
Total liabilities	1,301,540	5,687	1,307,227	1,552,487	4,135	1,556,622
Additional paid-in capital	1,586,781	1,645	1,588,426	—	—	—
Accumulated deficit	(52,856)	(7,269)	(60,125)	—	695	695
Accumulated other comprehensive income	80,629	(2,026)	78,603	180,852	(4,608)	176,244
Total Bumble Inc. shareholders’ / Buzz Holdings L.P. owners’ equity	1,615,846	(7,650)	1,608,196	2,083,973	(3,913)	2,080,060
Noncontrolling interests	858,434	3,139	861,573	808	(2)	806
Total shareholders’ / owners’ equity	2,474,280	(4,511)	2,469,769	2,084,781	(3,915)	2,080,866
Total liabilities and shareholders’ / owners’ equity	3,775,820	1,176	3,776,996	3,637,268	220	3,637,488

Consolidated Statements of Operations and Consolidated Statements of Comprehensive Operations	Year Ended December 31, 2021			Period from January 29, through December 31, 2020
	As Previously Reported	Adjustment	As Revised	As Previously Reported	Adjustment	As Revised
Revenue	$765,660	$(4,750)	$760,910	$542,192	$(2,646)	$539,546
Cost of revenue	209,921	(4,750)	205,171	146,629	(3,001)	143,628
General and administrative expense	265,738	—	265,738	178,615	3,192	181,807
Total operating costs and expenses	900,343	(4,750)	895,593	616,593	191	616,784
Operating earnings (loss)	(134,683)	—	(134,683)	(74,401)	(2,837)	(77,238)
Interest income (expense)	(25,609)	1,035	(24,574)	(22,134)	207	(21,927)
Other income (expense), net	11,166	(8,006)	3,160	(5,525)	4,608	(917)
Income (loss) before income taxes	(149,126)	(6,971)	(156,097)	(102,060)	1,978	(100,082)
Income tax benefit (provision)	436,071	1,766	437,837	(8,126)	(1,285)	(9,411)
Net earnings (loss)	286,945	(5,205)	281,740	(110,186)	693	(109,493)
Net earnings (loss) attributable to noncontrolling interests	(30,834)	2,759	(28,075)	808	(2)	806
Net earnings (loss) attributable to Bumble Inc. shareholders / Buzz Holdings L.P. owners	317,779	(7,964)	309,815	(110,994)	695	(110,299)
Change in foreign currency translation adjustment	(7,319)	4,609	(2,710)	180,852	(4,608)	176,244
Total other comprehensive income (loss), net of tax	(7,319)	4,609	(2,710)	180,852	(4,608)	176,244
Comprehensive income (loss)	279,626	(596)	279,030	70,666	(3,915)	66,751
Comprehensive income (loss) attributable to noncontrolling interests	(33,673)	4,647	(29,026)	808	(2)	806
Comprehensive income (loss) attributable to Bumble Inc. shareholders / Buzz Holdings L.P. owners	313,299	(5,243)	308,056	69,858	(3,913)	65,945
Net earnings (loss) per share / unit attributable to Bumble Inc. shareholders / Buzz Holdings L.P. owners
Basic earnings (loss) per share / unit	1.52	(0.02)	1.50	(0.05)	0.01	(0.04)
Diluted earnings (loss) per share / unit	1.48	(0.03)	1.45	(0.05)	0.01	(0.04)

Consolidated Statements of Cash Flows	Year Ended December 31, 2021			Period from January 29, through December 31, 2020
	As Previously Reported	Adjustment	As Revised	As Previously Reported	Adjustment	As Revised
Cash flows from operating activities:
Net Earnings	$286,945	$(5,205)	$281,740	$(110,186)	$693	$(109,493)
Loss on extinguishment of long term debt	—	3,398	3,398	—	—	—
Deferred income tax	(446,629)	(1,766)	(448,395)	(789)	1,285	496
Net foreign exchange difference	4,084	4,608	8,692	6,945	(4,608)	2,337
Other, net	6,093	(1,035)	5,058	3,604	(207)	3,397
Deferred revenue	8,654	—	8,654	22,169	(355)	21,814
Net cash provided by (used in) operating activities	104,837	—	104,837	56,261	(3,192)	53,069
Cash flows from financing activities:
Debt issuance costs	—	—	—	(21,105)	3,192	(17,913)
Net cash provided by (used in) financing activities	151,486	—	151,486	2,866,236	3,192	2,869,428

Note 4 - Leases

Company as a lessee

The Company has operating leases for office space, data centers and other facilities in several states and international locations. Lease terms are negotiated on an individual basis and contain a wide range of different terms and conditions. Generally, the leases have initial terms ranging from one to nine years. Renewal options are typically not recognized as part of the right of use assets and lease liabilities as it is not reasonably certain at the lease commencement date that the Company will exercise these options to extend the leases.

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

Expenses related to short-term leases were $0.3 million, $0.4 million, $0.3 million and $0.0 million for the year ended December 31, 2022, the year ended December 31, 2021 the period from January 29, 2020 to December 31, 2020 and the period from January 1, 2020 to January 28, 2020, respectively.

Components of lease cost included in general and administrative expenses on the consolidated statement of operations are as follows (in thousands):

	Successor			Predecessor
	Year Ended December 31, 2022	Year Ended December 31, 2021	Period from January 29, through December 31, 2020	Period from January 1, through January 28, 2020
Operating lease cost	$4,539	$5,438	$4,165	$410
Expense relating to short-term leases	314	363	331	36
Total lease cost	$4,853	$5,801	$4,496	$446

Supplemental cash flow information related to leases is as follows (in thousands):

	Successor			Predecessor
	Year Ended December 31, 2022	Year Ended December 31, 2021	Period from January 29, through December 31, 2020	Period from January 1, through January 28, 2020
Cash paid for amounts included in the measurement of lease liabilities	$5,984	$5,464	$5,575	$636
Right-of-use assets obtained in exchange for lease liabilities	1,954	19,570	146	—

During the year ended December 31, 2022, the Company entered into two new leases on properties in Europe resulting in an increase of $2.0 million in right-of-use assets and a corresponding increase in lease liabilities.

During the year ended December 31, 2021, the Company extended the leases on its properties in the United States and other countries, resulting in an increase of $19.6 million in right-of-use assets and a corresponding increase in lease liabilities compared to the prior year.

Supplemental balance sheet information related to leases is as follows (in thousands, except lease term and discount rate):

	December 31,	December 31,
	2022	2021
Assets:
Right-of-use assets	$17,419	$26,410
Liabilities:
Accrued expenses and other current liabilities	$3,135	$3,898
Other liabilities	13,750	21,711
Total operating lease liabilities	$16,885	$25,609
Weighted average remaining operating lease term (years)	6.0	6.8
Weighted average operating lease discount rate	4.4%	5.0%

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

Future maturities on lease liabilities as of December 31, 2022, are as follows (in thousands):

Years Ended December 31,
2023	$3,823
2024	1,361
2025	3,901
2026	3,531
2027	3,328
Thereafter	3,456
Total lease payments	19,400
Less: imputed interest	(2,515)
Total lease liabilities	$16,885

There were no leases with residual value guarantees or executed leases that had not yet commenced as of December 31, 2022 and 2021.

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

Sublease considerations

The Company is also a sublessor on one operating lease that expires in 2028. The Company recorded $0.6 million, $0.6 million, $0.5 million and $0.0 million in sublease income during the year ended December 31, 2022, the year ended December 31, 2021, the period from January 29, 2020 to December 31, 2020 and the period from January 1, 2020 to January 28, 2020, respectively.

Note 5 - Income Taxes

The Company is a corporation for U.S. federal and state income tax purposes. Each of the Company's accounting predecessor, Bumble Holdings, and Bumble Holdings’ accounting predecessor, Worldwide Vision Limited, is, and has been since the Sponsor Acquisition, treated as a flow-through entity for U.S. federal income tax purposes and as such, has generally not been subject to U.S. federal income tax at the entity level. Accordingly, the pre-IPO results of operations and other financial information set forth in this Annual Report do not include any material provisions for U.S. federal income tax. Following our initial public offering, the Company is subject to U.S. federal and state income tax as a corporation on its share of Bumble Holdings’ taxable income.

U.S. and foreign (loss) earnings before income taxes and noncontrolling interests are as follows (in thousands):

	Successor			Predecessor
	Year Ended December 31, 2022	Year Ended December 31, 2021	Period from January 29, through December 31, 2020	Period from January 1, through January 28, 2020
U.S.	$(177,415)	$(180,256)	$(44,333)	$(168)
Foreign	66,697	24,159	(55,749)	(32,023)
Total	$(110,718)	$(156,097)	$(100,082)	$(32,191)

The components of the income tax (benefit) provision are as follows (in thousands):

	Successor			Predecessor
	Year Ended December 31, 2022	Year Ended December 31, 2021	Period from January 29, through December 31, 2020	Period from January 1, through January 28, 2020
Current income tax (benefit) provision:
Federal	$598	$—	$—	$—
State	542	(122)	162	—
Foreign	7,708	10,680	8,753	452
Current income tax provision	$8,848	$10,558	$8,915	$452
Deferred income tax (benefit) provision:
Federal	$(65)	$192	$(100)	$—
State	—	—	(91)	—
Foreign	(5,377)	(448,587)	687	(87)
Deferred income tax (benefit) provision	(5,442)	(448,395)	496	(87)
Income tax (benefit) provision	$3,406	$(437,837)	$9,411	$365

The Company recorded income tax expense of $3.4 million for the year ended December 31, 2022 compared to an income tax benefit of $437.8 million recorded for the year ended December 31, 2021. The income tax benefit of $437.8 million recorded in the year ended December 31, 2021 includes a $441.5 million deferred tax benefit related to the reversal of net deferred tax liabilities recorded at our Maltese and UK entities due to a restructuring of our international operations which occurred on January 1, 2021. In addition, the income tax expense for the year ended December 31, 2022 and the income tax benefit for the year ended December 31, 2021 reflects the impact of our assessment that we will not be able to realize the benefit of certain deferred tax assets arising in the current year for which a valuation allowance has been recorded.

The tax effects of cumulative temporary differences that give rise to significant deferred tax assets and deferred tax liabilities are presented below (in thousands):

	December 31,	December 31,
	2022	2021
Deferred tax assets:
Investment in partnership	$147,708	$164,220
Depreciation and amortization	12	275
Net operating loss carryforward	50,577	42,229
Interest expense carryforward	6,838	1,530
Tax Receivable Agreement	31,705	31,223
Share-based compensation	22,491	14,887
Foreign tax credit carryforward	6,003	—
Other	3,665	2,991
Total deferred tax assets	268,999	257,355
Less: Valuation allowance	(242,152)	(237,783)
Deferred tax assets, net of valuation allowance	$26,847	$19,572
Deferred tax liabilities:
Depreciation and amortization	10,874	—
Total deferred tax liabilities	10,874	—
Deferred tax (liabilities) assets, net	$15,973	$19,572

As of December 31, 2022, the Company had deferred tax assets related to federal, state and foreign net operating loss carryforwards of $45.5 million, $4.4 million and $0.6 million, respectively. Both the federal and foreign net operating losses can be carried forward indefinitely.

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

A reconciliation of the statutory federal effective tax rate to the effective tax rate is as follows:

	Successor			Predecessor
	Year Ended December 31, 2022	Year Ended December 31, 2021	Period from January 29, through December 31, 2020	Period from January 1, through January 28, 2020
Income tax provision at the statutory rate(1)	21%	21%	35%	35%
Nondeductible expenses	(1)%	(1)%	(78)%	(39)%
State taxes, net of federal benefit	1%	1%	—	—
Non-controlling interest	7%	(14)%	—	—
Effect of foreign taxes	(2)%	(3)%	—	—
Share-based compensation	(6)%	(2)%	—	(1)%
Impact of IP realignment	—	283%	—	—
Tax rebate	—	—	29%	—
Tax rate differential	—	—	25%	4%
Valuation allowance	(22)%	(4)%	—	—
Tax rate change	—	—	(22)%	—
Other	(1)%	(1)%	2%	—
Income tax provision	(3)%	280%	(9)%	(1)%

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

A rollforward of unrecognized tax benefits, excluding accrued penalties and interest, for the year ended December 31, 2022 is as follows:

	Successor
(in thousands)	Year Ended December 31, 2022	Year Ended December 31, 2021
Balance, beginning of the period	$1,500	$—
Additions based on tax positions related to the current year	13,101	1,500
Balance, end of the period	$14,601	$1,500

Of the total amount of unrecognized tax benefits as of December 31, 2022 and 2021, $2.1 million and $1.5 million, respectively, would favorably impact our effective tax rate if recognized. We believe that the amount of unrecognized tax benefits disclosed above is reasonably possible to change significantly over the next 12 months.

Interest and penalties related to income tax matters are recognized the amounts within the “Income tax benefit (provision)” on our consolidated statements of operations.

We currently file income tax returns in the U.S. and all foreign jurisdictions in which we have entities, which are periodically under audit by federal, state, and foreign tax authorities. These audits can involve complex matters that may require an extended period of time for resolution. We remain subject to U.S. federal and state income tax examinations for the tax years 2019 through 2022 and in the foreign jurisdictions in which we operate for varying periods from 2017 through 2022. We currently have income tax examinations open for the United Kingdom for 2019 and 2020.

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

Note 6 - Payable to Related Parties Pursuant to a Tax Receivable Agreement

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

We have determined that it is more likely than not that we will be unable to realize tax benefits related to certain basis adjustments and acquired net operating losses that were received in connection with the Reorganization Transactions and our IPO. As a result of this determination, we have not recorded the benefit of these deferred tax assets as of December 31, 2022. The realizability of the deferred tax assets is evaluated based on all positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent results of operations. We will assess the realizability of the deferred tax assets at each reporting period, and a change in our estimate of our liability associated with the tax receivable agreement may result as additional information becomes available, including results of operations in future periods. At the time of the Sponsor Acquisition, the assets and liabilities of Bumble Holdings were adjusted to fair value on the closing date of the business combination for both financial reporting and income tax purposes. As a result of the IPO transaction, we inherited certain tax benefits associated with this stepped-up basis (“Common Basis”) created when certain pre-IPO owners acquired their interests in Bumble

Holdings in the Sponsor Acquisition. This Common Basis entitles us to the depreciation and amortization deductions previously allocable to the pre-IPO owners. Based on current projections, we anticipate having sufficient taxable income to be able to realize the benefit of this Common Basis and have recorded a tax receivable agreement liability to related parties of $394.3 million related to these benefits as of December 31, 2022 of which $8.8 million is included in "Other current liabilities." To the extent that we determine that we are able to realize the tax benefits associated with the basis adjustments and net operating losses, we would record an additional liability of $278.5 million for a total liability of $672.8 million. If, in the future, we are not able to utilize the Common Basis, we would record a reduction in the tax receivable agreement liability to related parties that would result in a benefit recorded within our consolidated statement of operations.

Note 7 - Business Combination

Fruitz Acquisition

On January 31, 2022, the Company entered into a definitive agreement to purchase all of the outstanding shares of Flashgap SAS (“Flashgap”), pursuant to a Share Purchase Agreement dated January 31, 2022 (“Purchase Agreement”), by and among Bumble, Flashgap, and the company’s selling shareholders, for a purchase price of approximately $75.4 million. Flashgap (popularly known as Fruitz), is a fast growing dating app with a Gen Z focus, which is a growing segment of online dating consumers. Fruitz complements our existing Bumble and Badoo apps and will allow the Company to expand our product offerings to a dynamic Gen Z market. The acquisition of Fruitz was accounted for using the acquisition method of accounting which required that the assets acquired and liabilities assumed be recognized at their estimated fair values as of the acquisition date (based on Level 3 measurements). As detailed below, the Company entered into a contingent earn-out arrangement that was determined to be part of the purchase consideration. See Note 12, Fair Value Measurements for further discussion.

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

For the year ended December 31, 2022, the Company has recognized transaction costs related to the acquisition of $1.1 million. These costs are recorded in “General and administrative expense” in the consolidated statements of operations.

Sponsor Acquisition

On January 29, 2020, the Company, and the wholly owned indirect subsidiary, Buzz Merger Sub Limited, executed an Agreement and Plan of Merger (the “Merger Agreement”) with Worldwide Vision Limited whereby the Company agreed to purchase all of the outstanding equity interest of Worldwide Vision Limited, for a purchase price of approximately $2.9 billion, as detailed below. The Sponsor Acquisition is accounted for using the acquisition method of accounting which requires that the assets acquired and liabilities assumed be recognized at their estimated fair values as of the acquisition date (based on Level 3 measurements). The contingent earn-out liability is discussed in Note 12, Fair Value Measurements.

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

The Company recognized approximately $48.2 million of transaction costs in the period from January 29, 2020 to December 31, 2020. Transaction costs incurred by the Predecessor associated with the Sponsor Acquisition were approximately $40.3 million and were included as an assumed liability by the Company at closing. These costs are recorded in general and administrative expense in the Successor and Predecessor consolidated statements of operations.
Note 8 - Property and Equipment, net

A summary of the Company’s property and equipment, net is as follows (in thousands):

	December 31, 2022	December 31, 2021
Computer equipment	$22,366	$21,675
Leasehold improvements	6,135	7,288
Furniture and fixtures	875	904
Total property and equipment, gross	29,376	29,867
Accumulated depreciation	(14,909)	(15,240)
Total property and equipment, net	$14,467	$14,627

Depreciation expense related to property and equipment, net for the year ended December 31, 2022, the year ended December 31, 2021, the period from January 29, 2020 to December 31, 2020 and the period from January 1, 2020 to January 28, 2020 was $8.6 million, $9.1 million, $7.4 million and $0.4 million, respectively.

Note 9 - Goodwill and Intangible Assets, net

Goodwill

The changes in the carrying amount of goodwill for the periods presented is as follows (in thousands):

Balance as of December 31, 2020	$1,540,915
Goodwill adjustment, net (1)	(803)
Balance as of December 31, 2021	1,540,112
Fruitz acquisition	41,531
Foreign currency translation adjustment	(1,873)
Balance as of December 31, 2022	$1,579,770

(1) Relates to the impact of $0.8 million of deferred income taxes.

There were no impairment charges recorded for goodwill for the years ended December 31, 2022 and 2021, respectively.

Intangible Assets, net

A summary of the Company’s intangible assets, net is as follows (in thousands):

	December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Impairment losses	Net Carrying Amount	Weighted- Average Remaining Useful Life (Years)
Bumble and Badoo brands	$1,511,269	$—	$(141,000)	$1,370,269	Indefinite
Fruitz brand	36,280	(2,217)	—	34,063	14.1
Developed technology	248,727	(143,704)	—	105,023	2.1
User base	113,487	(112,877)	—	610	—
White label contracts	33,384	(6,953)	(26,431)	—	—
Other	17,761	(3,298)	—	14,463	4.3
Total intangible assets, net	$1,960,908	$(269,049)	$(167,431)	$1,524,428

	December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Impairment losses	Net Carrying Amount	Weighted- Average Remaining Useful Life (Years)
Bumble and Badoo brands	$1,511,269	$—	$—	$1,511,269	Indefinite
Developed technology	244,813	(93,845)	—	150,968	3.1
User base	112,695	(86,399)	—	26,296	0.6
White label contracts	33,384	(6,953)	(26,431)	—	—
Other	9,106	(841)	—	8,265	5.3
Total intangible assets, net	$1,911,267	$(188,038)	$(26,431)	$1,696,798

During the fourth quarter of 2022, the Company determined that the fair value of the Badoo brand was more likely than not less than its carrying value based on a review of qualitative factors and proceeded to compare the fair value with its carrying amount. We evaluated the fair value of the reporting unit by using the relief from royalty methodology based on management’s assumptions. As such, the Company recognized an impairment charge of $141.0 million in general and administrative expense in the accompanying consolidated statement of operations. The valuation of intangible assets incorporates significant unobservable inputs and requires significant judgment and estimates, including the amount and timing of future cash flows. See Note 12, Fair Value Measurements for additional information.

During the fourth quarter of 2021, the Company identified an indicator of impairment specific to the white label contracts. As a result, the Company performed an impairment analysis which determined the asset was impaired. Accordingly, the Company recognized an impairment charge of $26.4 million in the accompanying consolidated statement of operations which resulted in a write down of the asset in its entirety. The valuation of intangible assets incorporates significant unobservable inputs and requires significant judgment and estimates, including the amount and timing of future cash flows. See Note 12, Fair Value Measurements for additional information.

Amortization expense related to intangible assets, net for the year ended December 31, 2022, the year ended December 31, 2021, the period from January 29, 2020 to December 31, 2020 and the period from January 1, 2020 to January 28, 2020 was $81.1 million, $97.9 million, $84.4 million, $0.0 million, respectively.

As of December 31, 2022, amortization of intangible assets with definite lives is estimated to be as follows (in thousands):

2023	$56,377
2024	56,007
2025	9,639
2026	3,186
2027 and thereafter	26,114
Total	$151,323

Note 10 - Restructuring

On March 8, 2022, the Company announced that it adopted a restructuring plan to discontinue its existing operations in Russia and remove its apps from the Apple App Store and Google Play Store in Russia and Belarus. In connection with the restructuring plan, approximately 120 employees were impacted. The Company has substantially completed its exit from Russian operations as of December 31, 2022. The Company incurred restructuring charges totaling approximately $5.9 million consisting primarily of right-of-use asset impairment, lease termination gain, severance benefits, relocation and other related costs during the twelve months ended December 31, 2022.

The following table presents the total restructuring charges by function (in thousands):

Year Ended December 31, 2022
Cost of revenue	$119
Selling and marketing	34
General and administrative	4,680
Product development	1,018
Total	$5,851

During the year ended December 31, 2022, the Company determined that the Moscow office was fully impaired and recorded an impairment charge of $4.4 million, which was included in general and administrative expense in the accompanying consolidated statements of operations.

On October 28, 2022, the Company entered into a lease termination agreement for its Moscow office (“Lease Termination Agreement”). The Lease Termination Agreement provided that the Lease Agreement, dated as of December 28, 2011, would terminate effective October 31, 2022. As consideration for Landlord’s agreement to enter into the Lease Termination Agreement, the Company was required to pay approximately $1.8 million during the fourth quarter of 2022.

Upon termination of the lease, the Company recognized a gain of approximately $2.2 million, representing the write off of the lease liability of approximately $4.0 million, net of the termination compensation to the Landlord of approximately $1.8 million.

The following table summarizes the restructuring related liabilities (in thousands):

	Employee Related Benefits	Other	Total
Balance as of December 31, 2021	$—	$—	$—
Restructuring charges	3,440	163	3,603
Cash payments	(2,941)	(163)	(3,104)
Balance as of December 31, 2022	$499	$—	$499

Note 11 - Other Financial Data

Consolidated Balance Sheets Information

Other current assets are comprised of the following balances (in thousands):

	December 31, 2022	December 31, 2021
Capitalized aggregator fees	$10,917	$8,183
Prepayments	9,201	10,989
Income tax receivable	4,491	30,563
Other receivables	7,273	3,016
Total other current assets	$31,882	$52,751

Accrued expenses and other current liabilities are comprised of the following balances (in thousands):

	December 31, 2022	December 31, 2021
Legal liabilities	$20,501	$8,767
Payroll and related expenses	20,814	14,176
Marketing expenses	19,874	13,706
Other accrued expenses	14,536	11,967
Lease liabilities	3,135	3,898
Income tax payable	3,092	42,317
Contingent earn-out liability	52,327	—
Payable to related parties pursuant to a tax receivable agreement	8,826	—
Other payables	13,338	16,651
Total accrued expenses and other current liabilities	$156,443	$111,482

Other non-current liabilities are comprised of the following balances (in thousands):

	December 31, 2022	December 31, 2021
Lease liabilities	$13,750	$21,711
Contingent earn-out liability	—	96,600
Other liabilities	838	935
Total other liabilities	$14,588	$119,246

Consolidated Statement of Cash Flows Information

Supplemental cash flow information is as follows (in thousands):

	Successor			Predecessor
	Year Ended December 31, 2022	Year Ended December 31, 2021	Period from January 29, through December 31, 2020	Period from January 1, through January 28, 2020
Taxes paid	$46,850	$33,421	$42	$—
Interest paid	26,154	22,339	19,862	—

Note 12 - Fair Value Measurements

The following tables present the Company’s financial instruments that are measured at fair value on a recurring basis (in thousands):

	December 31, 2022
	Level 1	Level 2	Level 3	Total Fair Value Measurements
Assets:
Cash and cash equivalents	$402,559	$—	$—	$402,559
Derivative asset	—	22,094	—	22,094
Investments in equity securities	—	—	2,577	2,577
	$402,559	$22,094	$2,577	$427,230
Liabilities:
Contingent earn-out liability	$—	$—	$52,327	$52,327
	$—	$—	$52,327	$52,327

	December 31, 2021
	Level 1	Level 2	Level 3	Total Fair Value Measurements
Assets:
Cash and cash equivalents	$369,175	$—	$—	$369,175
Derivative asset	—	5,008	—	5,008
Investments in equity securities	—	—	2,610	2,610
	$369,175	$5,008	$2,610	$376,793
Liabilities:
Contingent earn-out liability	$—	$—	$96,600	$96,600
	$—	$—	$96,600	$96,600

There were no transfers between levels between December 31, 2021 and December 31, 2022.

The carrying value of accounts receivable, accounts payable, income tax payable, accrued expenses and other payables approximate their fair values due to the short-term maturities of these instruments.

The Company’s contingent earn-out liability that is measured at fair value on a recurring basis using significant unobservable inputs (Level 3) totaled $52.3 million and $96.6 million as of December 31, 2022 and 2021, with the total fair value movement of $47.1 million and $55.9 million for the years ended December 31, 2022 and 2021, respectively, included in “General and administrative expense.”

As of December 31, 2022, there is a contingent consideration arrangement, consisting of an earn-out payment to former shareholders of Worldwide Vision Limited of up to $150 million. The Company determined the fair value of the contingent earn-out liability by using a probability-weighted analysis to determine the amount of the liabilities, and, if the arrangement is long-term in nature, applying a discount rate that captures the risks associated with the obligation. The number of scenarios in the probability-weighted analyses vary; generally, more scenarios are prepared for longer duration and more complex arrangements. As of December 31, 2022 and 2021, the fair value of the contingent earn-out liability reflects a risk-free rate of 4.7% and 0.5%, respectively.

As of December 31, 2022, there is a contingent consideration arrangement, consisting of an earn-out payment of up to $10 million in connection with the acquisition of Fruitz in January 2022. The Company determined the fair value of the contingent earn-out liability using a probability-weighted analysis and applied a discount rate that captures the risks associated with the obligation that is long-term in nature. As of December 31, 2022, the fair value of the contingent earn-out liability reflects a risk-free rate of 4.7%.

The fair value of the contingent earn-out liability is sensitive to changes in the forecasts of earnings and/or the relevant operating metrics and changes in discount rates. The Company remeasures the fair value of the contingent earn-out liability each reporting period, and changes are recognized in “General and administrative expense” in the accompanying consolidated statements of operations. The contingent earn-out liability as of December 31, 2022 and 2021 is included in “Other liabilities” in the accompanying consolidated balance sheets.

Asset and liabilities that are measured at fair value on a non-recurring basis include long-lived assets and indefinite-lived intangible assets. During the year ended December 31, 2022, the right-of-use asset for our Moscow office and the Badoo brand were measured and recorded at fair value using unobservable inputs (Level 3). The total impairment loss recorded on those assets was $145.4 million as of December 31, 2022. During the fourth quarter of 2021, the white label contracts were measured and recorded at fair value using unobservable inputs (Level 3). The total impairment loss recorded on those assets was $26.4 million as of December 31, 2021.

Note 13 - Debt

Total debt is comprised of the following (in thousands):

	December 31, 2022	December 31, 2021
Term Loan due January 29, 2027	$632,813	$638,562
Less: unamortized debt issuance costs	7,840	9,581
Less: current portion of debt, net	5,750	5,750
Total long-term debt, net	$619,223	$623,231

Credit Agreements

On January 29, 2020, the Company and the wholly-owned subsidiaries, Buzz Bidco LLC, Buzz Merger Sub Limited, and Buzz Finco LLC (collectively, the “Borrowers”) entered into a credit agreement (the “Original Credit Agreement”). The Original Credit Agreement permitted the Company to borrow up to $625.0 million through a seven-year $575.0 million term loan (“Original Term Loan”), as well as a five-year senior secured revolving credit facility of $50.0 million (the "Revolving Credit Facility") and $25.0 million available through letters of credit. In connection with the Original Credit Agreement, the Company incurred and paid debt issuance costs of $16.3 million during the year ended December 31, 2020.

On October 19, 2020, the Company amended the Original Credit Agreement and entered into the First Amendment to the Credit Agreement (the “Amended Credit Agreement”), which provides for incremental borrowing of an aggregate principal amount of $275.0 million (the “Incremental Term Loan”, collectively with the Original Term Loan, the “Term Loans”). The terms of the Amended Credit Agreement were unchanged from the Original Credit Agreement, and the sole purpose of the Amendment was to increase the principal available to the Company. In connection with the Amended Credit Agreement, the Company incurred and paid debt issuance costs of $4.8 million during the year ended December 31, 2020, of which approximately $1.6 million was capitalized as debt issuance costs.

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

Based on the calculation of the applicable consolidated first lien net leverage ratio, the applicable margin for borrowings under the Revolving Credit Facility is between 1.00% to 1.50% with respect to base rate borrowings and between 2.00% and 2.50% with respect to LIBOR rate borrowings. The applicable commitment fee under the revolving credit facility is between 0.375% and 0.500% per annum based upon the consolidated first lien net leverage ratio, The Borrower must also pay customary letter of credit fees and an annual administrative agency fee.

The interest rates in effect for the Original Term Loan and the Incremental Term Loan as of December 31, 2022 were 7.13% and 7.63%, respectively. The Original Term Loan Facility amortizes in equal quarterly installments in aggregate annual amounts equal to 1.00% of the principal amount of the Original Term Loan Facility outstanding as of the date of the closing of the Original Term Loan Facility, with the balance being payable at maturity on January 29, 2027. The Incremental Term Loan Facility amortizes in equal quarterly installments in aggregate annual amounts equal to 1.00% of the principal amount of the Incremental Term Loan Facility outstanding as of the date of the closing of the Incremental Term Loan Facility, with the balance being payable at maturity on January 29, 2027. Following the $200.0 million aggregate principal payment of amount of outstanding indebtedness during the three months ended March 31, 2021 quarterly installment payments on the Incremental Term Loan Facility are no longer required for the remaining term of the facility. Principal amounts outstanding under the Revolving Credit Facility are due and payable in full at maturity on January 29, 2025. As of December 31, 2022, and at all times during the period, the Company was in compliance with the financial debt covenants.

As the loans are issued with a floating rate of interest, the Company believes that the fair value of the obligations is approximated by the principal amount of the loans as of December 31, 2022. The carrying value of the Term Loans includes the outstanding principal amount, less unamortized debt issuance costs. Therefore, the Company assumes the carrying value of the debt, before any transaction costs, would closely approximate the fair value of the loan obligation with the assumptions above.

Future maturities of long-term debt as of December 31, 2022, were as follows (in thousands):

2023	$5,750
2024	5,750
2025	5,750
2026	5,750
2027 and thereafter	609,813
Total	$632,813

Note 14 - Shareholders' Equity

Equity Structure Prior to Initial Public Offering and Reorganization

Limited Partner’s Interest

On January 29, 2020, Bumble Holdings, and the wholly owned indirect subsidiary, Buzz Merger Sub Limited, executed the Merger Agreement with Worldwide Vision Limited whereby Bumble Holdings agreed to purchase all of the outstanding equity interest of Worldwide Vision Limited (see Note 7, Business Combination). In conjunction with the Sponsor Acquisition, the equity that was in existence in the Predecessor periods was settled and no longer outstanding subsequent to January 29, 2020.

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

Subsequent to the Reorganization Transactions, our Sponsor effected certain exchanges of Common Units for Class A shares that were contemplated to have occurred pursuant to the Blocker Restructuring, with the net change to the capital structure being 4,455,510 Common Units in Bumble Holdings being exchanged on April 1, 2021, on a one-for-one basis, for Class A common stock in the Company. We gave retrospective effect to these transactions when estimating our tax receivable agreement liability, see Note 5 – Income Taxes.

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

As of December 31, 2022 and 2021, there were 129,774,299 and 129,212,949 shares of Class A common stock outstanding.

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

As of December 31, 2022 and 2021, there were 20 shares of Class B common stock outstanding.

Preferred Stock

The Company is authorized to issue, without the approval of its stockholders, one or more series of preferred stock. The Board may determine, with respect to any series of preferred stock, the powers (including voting powers), preferences and relative, participating, optional or other special rights.

As of December 31, 2022 and 2021, no preferred stock has been issued.

Treasury Stock

During fiscal 2021, the Company used a portion of the proceeds from the issuance of 48.5 million shares in the IPO to redeem shares of Class A common stock from the pre-IPO owners. Repurchases of the Company's common stock are included in treasury stock at the cost of shares repurchased.

During fiscal 2021, the Company retired and restored the treasury stock to the status of authorized, but unissued, shares of Class A common stock.

Distributions

No dividends were paid in the year ended December 31, 2022 and 2021.

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

No dividends were outstanding at December 31, 2022, 2021 and 2020.

Noncontrolling Interests

The Company’s noncontrolling interests represent a reserve related to the Common Units held by the pre-IPO Common Unitholders and the Common Units to which continuing incentive unitholders would be entitled to following exchange of their Vested Incentive Units.

Note 15 - Earnings (Loss) per Share / Unit

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

The following table sets forth a reconciliation of the numerators used to compute the Company's basic and diluted earnings (loss) per share / unit (in thousands).

	Year Ended December 31, 2022	Year Ended December 31, 2021	Period from January 29, through December 31, 2020
Numerator:
Net earnings (loss)	$(114,124)	$281,740	$(109,493)
Net loss attributable to noncontrolling interests	(34,378)	(28,075)	806
Net earnings (loss) attributable to Bumble Inc. shareholders / Buzz Holdings L.P. owners	$(79,746)	$309,815	$(110,299)

The following table sets forth the computation of the Company's basic and diluted earnings (loss) per share / unit (in thousands, except share / unit amounts, and per share / unit amounts).

	Year Ended December 31, 2022	Year Ended December 31, 2021	Period from January 29, through December 31, 2020
Basic earnings (loss) per share / unit attributable to common stockholders / unitholders
Numerator
Allocation of net earnings (loss) attributable to Bumble Inc. shareholders / Buzz Holdings L.P. owners	$(79,691)	$182,085	$(110,299)
Less: net earnings (loss) attributable to participating securities	—	446	—
Net earnings (loss) attributable to common stockholders / unitholders	$(79,691)	$181,639	$(110,299)
Denominator
Weighted average number of shares of Class A common stock / units outstanding	129,421,157	121,425,908	2,453,947,685
Basic earnings (loss) per share / unit attributable to common stockholders / unitholders	$(0.62)	$1.50	$(0.04)

Diluted earnings (loss) per share / unit attributable to common stockholders / unitholders
Numerator
Allocation of net earnings (loss) attributable to Bumble Inc. shareholders / Buzz Holdings L.P. owners	$(79,691)	$177,720	$(110,299)
Increase in net earnings (loss) attributable to common shareholders upon conversion of potentially dilutive Common Units	—	102,714	—
Less: net earnings (loss) attributable to participating securities	—	435	—
Net earnings (loss) attributable to common stockholders / unitholders	$(79,691)	$279,999	$(110,299)
Denominator
Number of shares / units used in basic computation	129,421,157	121,425,908	2,453,947,685
Add: weighted-average effect of dilutive securities
Restricted Shares	—	—	—
RSUs	—	1,033,701	—
Options	—	5,569	—
Common Units to Convert to Class A Common Stock	—	70,210,298	—
Weighted average shares of Class A common stock / units outstanding used to calculate diluted earnings (loss) per share / unit	129,421,157	192,675,476	2,453,947,685
Diluted earnings (loss) per share / unit attributable to common stockholders / unitholders	$(0.62)	$1.45	$(0.04)

The following table sets forth potentially dilutive securities that were excluded from the diluted earnings (loss) per share computation because the effect would be anti-dilutive, or issuance of such shares is contingent upon the satisfaction of certain conditions which were not satisfied by the end of the periods:

	Year Ended December 31, 2022	Year Ended December 31, 2021	Period from January 29, through December 31, 2020
Time-vesting awards:
Options	2,946,118	2,038,016	—
Restricted shares	58,247	—	—
RSUs	4,845,852	626,537	—
Incentive units	3,857,248	325,920	—
Class B units	—	—	91,910,366
Total time-vesting awards	11,707,465	2,990,473	91,910,366

Exit-vesting awards:
Options	164,362	222,424	—
Restricted shares	55,744	—	—
RSUs	761,473	1,217,951	—
Incentive units	3,724,214	4,324,868	—
Class B units	—	—	61,273,583
Total exit-vesting awards	4,705,793	5,765,243	61,273,583
Total	16,413,258	8,755,716	153,183,949

Note 16 - Stock-based Compensation

Total stock-based compensation cost was as follows:

	Successor			Predecessor
(in thousands)	Year Ended December 31, 2022	Year Ended December 31, 2021	Period from January 29, through December 31, 2020	Period from January 1, through January 28, 2020
Cost of revenue	$3,819	$3,749	$615	$—
Selling and marketing expense	8,064	12,925	2,055	75
General and administrative expense	65,957	62,284	17,318	3,997
Product development expense	33,168	44,952	7,480	84
Total stock-based compensation expense	$111,008	$123,910	$27,468	$4,156

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

Compensation cost related to the Exit-Vesting awards for the year ended December 31, 2022 and 2021 was $31.3 million and $26.3 million, respectively.

2021 Omnibus Plan

In connection with the IPO, the Company adopted the 2021 Omnibus Plan, which became effective on the date immediately prior to the effective date of the IPO. The 2021 Omnibus Plan provides the Company with flexibility to use various equity-based incentive awards as compensation tools to motivate and retain the Company’s workforce. The Company has initially reserved 30,000,000 shares of Class A common stock for the issuance of awards under the 2021 Omnibus Plan. The number of shares available for issuance under the 2021 Omnibus Plan will be increased automatically on January 1 of each fiscal year, by a number of shares of our Class A common stock equal to the least of (i) 12,000,000 shares of Class A common stock; (ii) 5% of the total number of shares of Class A common stock outstanding on the last day of the immediately preceding fiscal year, and (iii) a lower number of shares as may be determined by the Board. The Board elected not to approve an increase to the number of shares available for issuance under the 2021 Omnibus Plan for each of 2022 and 2023.

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

The fair value of Time-Vesting Options granted during the year ended December 31, 2022 was determined using the Black-Scholes option pricing model with the following assumptions:

Volatility	60%-75%
Expected Life	7 years
Risk-free rate	1.74% - 3.85%
Fair value per unit	$15.36 - $17.66
Dividend yield	0.0%

Incentive Units in Bumble Holdings:

The following table summarizes information around Incentive Units in Bumble Holdings. These include grants of Class B Units that were reclassified into Incentive Units as described above, as well as Incentive Units issued to new recipients. The Incentive Units received as a result of the Reclassification of Class B Units retain the vesting attributes (including original service period vesting start date) of the Class B Units. The Company did not recognize any incremental fair value due to the reclassification of awards as the fair value per award was the same immediately prior to and after the Reclassification. The newly granted Incentive Units contain the same vesting attributes as Incentive Units granted as a result of the Reclassification. In July 2022, the Exit-Vesting RSUs were modified to also provide for time-based vesting in 36 equal installments, with the first installment vesting on August 29, 2022, and subsequent installments vesting on each of the next 35 monthly anniversaries of August 29, 2022, subject to the award holder’s continued employment through each applicable vesting date and subject to other terms and conditions of the award (as noted above in the section headed “Post-IPO Award Reclassification”).

	Time-Vesting Incentive Units		Exit-Vesting Incentive Units
	Number of Awards	Weighted- Average Participation Threshold	Number of Awards	Weighted- Average Participation Threshold
Unvested as of December 31, 2021	5,170,731	$14.22	4,324,868	$13.81
Granted	—	—	—	—
Vested	(1,313,483)	13.79	(600,654)	13.81
Forfeited	—	—	—	—
Unvested as of December 31, 2022	3,857,248	$14.33	3,724,214	$13.81

As of December 31, 2022, total unrecognized compensation cost related to the Time-Vesting Incentive Units is $10.3 million, which is expected to be recognized over a weighted-average period of 2.3 years. Total unrecognized compensation cost related to the Exit-Vesting Incentive Units is $22.8 million, which is expected to be recognized over a weighted average period of 2.5 years.

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

Restricted Shares of Class A Common Stock in Bumble Inc.:

The following table summarizes information around restricted shares in the Company. The restricted shares granted as a result of the reclassification of Class B Units retain the vesting attributes (including original service period vesting start date) of the Class B Units. The Company did not recognize any incremental fair value due to the reclassification of awards as the fair value per award was the same immediately prior to and after the Reclassification. In July 2022, the Exit-Vesting restricted stock were modified to also provide for time-based vesting in 36 equal installments, with the first installment vesting on August 29, 2022, and subsequent installments vesting on each of the next 35 monthly anniversaries of August 29, 2022, subject to the award holder’s continued employment through each applicable vesting date and subject to other terms and conditions of the award (as noted above in the section headed “Post-IPO Award Reclassification”).

	Time-Vesting Restricted Shares of Class A Common Stock		Exit-Vesting Restricted Shares of Class A Common Stock
	Number of Awards	Weighted- Average Grant Date Fair Value	Number of Awards	Weighted- Average Grant Date Fair Value
Unvested as of December 31, 2021	98,717	$7.26	82,211	$15.41
Granted	—	—	—	—
Vested	(24,518)	7.23	(9,147)	17.39
Forfeited	(15,952)	8.17	(17,320)	8.44
Unvested as of December 31, 2022	58,247	$7.02	55,744	$17.26

As of December 31, 2022, total unrecognized compensation cost related to the Time-Vesting restricted shares is $0.1 million, which is expected to be recognized over a weighted-average period of 2.1 years. Total unrecognized compensation cost related to the Exit-Vesting restricted shares is $0.6 million, which is expected to be recognized over a weighted average period of 2.6 years.

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

Time-Vesting RSUs that were granted as a result of the Reclassification generally vest in equal annual installments over a five-year period, whereas Time-Vesting RSUs that were granted at the time of the Company’s IPO generally vest in equal annual installments over a four-year period. Time-Vesting RSUs that have been granted since the Company’s IPO will generally vest 25% on the first anniversary of the date of grant, or other vesting commencement date, and the remaining 75% of the award vests in equal installments on each monthly anniversary thereafter such that the award will be fully vested on the fourth anniversary of the date of grant, or other vesting commencement date. Exit-Vesting RSUs that were granted as a result of the Reclassification contain similar vesting requirements to the previously Exit-Vesting Phantom Class B Units. In July 2022, the Exit-Vesting RSUs were modified to also provide for time-based vesting in 36 equal installments, with the first installment vesting on August 29, 2022, and subsequent installments vesting on each of the next 35 monthly anniversaries of August 29, 2022, subject to the award holder’s continued employment through each applicable vesting date and subject to other terms and conditions of the award (as noted above in the section headed “Post-IPO Award Reclassification”).

	Time-Vesting RSUs		Exit-Vesting RSUs
	Number of Awards	Weighted- Average Grant-Date Fair Value	Number of Awards	Weighted- Average Grant-Date Fair Value
Unvested as of December 31, 2021	2,803,943	$45.36	1,217,151	$38.13
Granted	3,695,470	26.80	—	—
Vested	(740,637)	45.81	(123,317)	40.24
Forfeited	(912,924)	38.15	(332,361)	32.54
Unvested as of December 31, 2022	4,845,852	$32.50	761,473	$40.23

As of December 31, 2022, total unrecognized compensation cost related to the Time-Vesting RSUs is $75.4 million, which is expected to be recognized over a weighted-average period of 3.0 years. Total unrecognized compensation cost related to the Exit-Vesting RSUs is $13.6 million, which is expected to be recognized over a weighted average period of 2.6 years.

Options

Under the 2021 Omnibus Plan, the Company has granted certain stock options with the underlying equity being shares of the Company’s Class A common stock. These stock options are inclusive of both Time-Vesting stock options and Exit-Vesting stock options. Time-Vesting stock options either vest over a four or a five-year period, and weighted-average remaining contractual term has been specified in the table below. Exit-Vesting stock options vest upon satisfaction of a performance condition under which Blackstone and its affiliates receive cash proceeds in respect of certain MOIC and IRR hurdles, subject to the recipient’s continued employment at the time of satisfaction. At the IPO date, the Company concluded that the public offering represented a qualifying liquidity event that would cause the Exit-Vesting options’ performance conditions to be probable of occurring. In July 2022, the Exit-Vesting options were modified to also provide for time-based vesting in 36 equal installments, with the first installment vesting on August 29, 2022, and subsequent installments vesting on each of the next 35 monthly anniversaries of August 29, 2022, subject to the award holder’s continued employment through each applicable vesting date and subject to other terms and conditions of the award (as noted above in the section headed “Post-IPO Award Reclassification”).

The following table summarizes the Company’s option activity as it relates to Time-Vesting stock options as of December 31, 2022:

	December 31, 2021
	Number of Options	Weighted- Average Exercise Price Per Share	Weighted- Average Grant Date Fair Value Per Share
Outstanding as of December 31, 2021	2,038,016	$43.76	$22.96
Granted	1,521,452	26.13	16.99
Exercised	—	—	—
Forfeited and expired	(613,350)	39.04	20.84
Outstanding as of December 31, 2022	2,946,118	$35.64	$20.34
Exercisable as of December 31, 2022	442,024	43.95	23.18

The following table summarizes the Company’s option activity as it relates to Exit-Vesting stock options as of December 31, 2022:

	December 31, 2021
	Number of Options	Weighted- Average Exercise Price Per Share	Weighted- Average Grant Date Fair Value Per Share
Outstanding as of December 31, 2021	222,424	$43.00	$19.58
Granted	—	—	—
Exercised	—	—	—
Forfeited	(58,062)	43.00	22.18
Outstanding as of December 31, 2022	164,362	$43.00	$18.66
Exercisable as of December 31, 2022	22,823	$43.00	$18.69

As of December 31, 2022, total unrecognized compensation cost related to the Time-Vesting options is $23.2 million, which is expected to be recognized over a weighted-average period of 2.8 years. Total unrecognized compensation cost related to the Exit-Vesting options is $0.9 million, which is expected to be recognized over a weighted-average period of 2.6 years.

Options have a maximum contractual term of 10 years. The aggregate intrinsic value – assuming all options are expected to vest – and weighted average remaining contractual terms of Time-Vesting and Exit-Vesting options outstanding and options exercisable were as follows as of December 31, 2022:

Aggregate intrinsic value
Time-Vesting options outstanding	—
Time Vesting options exercisable	—
Exit-Vesting options outstanding	—
Exit-Vesting options exercisable	—
Weighted-average remaining contractual term (in years)
Time-Vesting options outstanding	8.5
Time Vesting options exercisable	7.6
Exit-Vesting options outstanding	8.1
Exit-Vesting options exercisable	8.1

The market price as of December 31, 2022 exceeded the weighted average exercise price, and as such, resulted in the aggregate intrinsic value to be negative for all of the Company’s stock options (referred to as “out-of-the money”).

Employee Stock Purchase Plan

In connection with the IPO, on February 10, 2021, Bumble Inc. adopted the 2021 Employee Stock Purchase Plan (the “ESPP”). The ESPP allows the Company to make one or more offerings to its employees to purchase shares under the ESPP. The first offering will begin and end on dates to be determined by the plan administrator. The ESPP allows participants to purchase Class A common stock through contributions of up to 15% of their total compensation. The purchase price of the Class A common stock will be 85% of the lesser of the fair market value of our Class A common stock as determined on the applicable grant date or the applicable purchase period end date (provided that, in no event may the purchase price be less than the par value per share of our Class A common stock). The Company has initially reserved 4,500,000 shares of Class A common stock for issuance under the ESPP. The number of shares available for issuance under the ESPP will be increased automatically on January 1 of each fiscal year beginning in 2022 by a number of shares of our Class A common stock equal to the lesser of (i) the positive difference between 1% of the shares outstanding on the final day of the immediately preceding fiscal year and the ESPP share reserve on the final day of the immediately preceding fiscal year; and (ii) a lower number of shares as may be determined by the Board. The Board elected not to approve an increase to the number of shares available for issuance under the ESPP for each of 2022 and 2023. As of December 31, 2022, the ESPP has not been activated and there were no offering periods during 2022.

Note 17 - Benefit Plans

Long-Term Incentive Plan

The Company established a long-term cash incentive plan (the “LTIP”) on June 1, 2018 with an estimated performance measurement period of three to four years. Performance was measured based on the Company’s performance against the following pre-established targets: (i) the target monthly average users; (ii) revenue, and (iii) profits. The Company recorded expense for the LTIP of nil, $(0.1) million, $(0.1) million and $1.4 million, in the year ended December 31, 2022, the year ended December 31, 2021, the period from January 29, 2020 to December 31, 2020, the period from January 1, 2020 to January 28, 2020, respectively. As of December 31, 2022 and December 31, 2021, the Company had no accrued balance for the LTIP.

Defined Contribution Plan

The Company participates in various benefit plans, principally defined contribution plans. The Company’s contributions for these plans for the year ended December 31, 2022, the year ended December 31, 2021, the period from January 29, 2020 to December 31, 2020 and the period January 1, 2020 to January 28, 2020 are $5.4 million, $3.8 million, $2.2 million and $0.2 million, respectively.

Note 18 - Related Party Transactions

In the ordinary course of operations, the Company enters into transactions with related parties, as discussed below. The following table summarizes balances with related parties (in thousands):

			Successor			Predecessor
Related Party relationship	Type of Transaction	Financial Statement Line	Year Ended December 31, 2022	Year Ended December 31, 2021	Period from January 29, through December 31, 2020	Period from January 1, through January 28, 2020
Other	Cost recharges	General and administrative expense	$—	$—	$2,514	$—
Other	Moderator costs	Cost of revenue	1,753	—	—	—
Other	Advertising revenue	Revenue	501	—	—	—
Other	Marketing costs	Selling and marketing expense	3,292	3,661	—	—
Other	Tax receivable agreement liability remeasurement benefit	Other income (expense), net	5,332	1,112	—	—
Company owned by a Director	Dividends paid to Whitney Wolfe Herd	Dividends paid	—	—	51,326	—
Company owned by a Director	Loans repaid by Whitney Wolfe Herd	Limited Partners’ interest	—	95,465	25,626	—
Parent Company	Dividends paid	Dividends paid	—	—	292,530	—

Related Party relationship	Type of Transaction	Financial Statement Line	December 31, 2022	December 31, 2021
Other	Tax receivable agreement	Payable to related parties pursuant to a tax receivable agreement	$394,312	$388,780

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

Payable to related parties pursuant to a tax receivable agreement

Concurrent with the completion of the IPO, the Company entered into a tax receivable agreement with pre-IPO owners including our Founder, our Sponsor, an affiliate of Accel Partners LP and management and other equity holders (see Note 6).

Other

The Company recognizes advertising revenues and incurs marketing expenses from Liftoff Mobile Inc. ("Liftoff"), a company in which Blackstone affiliated funds hold a controlling interest. The Company uses TaskUs Inc. ("TaskUs"), a company in which Blackstone affiliated funds holds more than 20% of ownership interest, for moderator services.

Note 19 - Segment and Geographic Information

The Company operates as a single operating segment. The Company’s chief operating decision maker is the Chief Executive Officer, who reviews financial information presented on a consolidated basis, accompanied by disaggregated information about the Company’s revenue, for purposes of making operating decisions, assessing financial performance and allocating resources.

Revenue by major geographic region is based upon the location of the customers who receive the Company's services. The information below summarizes revenue by geographic area, based on customer location (in thousands):

	Successor			Predecessor
	Year Ended December 31, 2022	Year Ended December 31, 2021	Period from January 29, through December 31, 2020	Period from January 1, through January 28, 2020
North America(1)	$546,485	$439,350	$300,388	$21,014
Rest of the world	357,018	321,560	239,158	18,976
Total	$903,503	$760,910	$539,546	$39,990

(1) North America revenue includes revenue from the United States and Canada.

The United States is the only country with revenues of 10% or more of the Company’s total revenue.

The information below summarizes property and equipment, net by geographic area (in thousands):

	December 31,	December 31,
	2022	2021
United Kingdom	$5,893	$6,035
United States	4,462	3,183
Czech Republic	1,491	3,234
Rest of the world	2,621	2,175
Total	$14,467	$14,627

United Kingdom, Czech Republic and United States are the only countries with property and equipment of 10% or more of the Company’s total property and equipment, net.

Note 20 - Commitments and Contingencies

The Company has entered into indemnification agreements with the Company’s officers and directors for certain events or occurrences. The Company maintains a directors and officers insurance policy to provide coverage in the event of a claim against an officer or director.

Litigation

We are subject to various legal proceedings, claims, and governmental inspections, audits or investigations arising out of our business which cover matters such as general commercial, consumer protection, governmental regulations, product liability, privacy, safety, environmental, intellectual property, employment and other actions that are incidental to our business, including a number of trademark proceedings, both offensive and defensive, regarding the BUMBLE, BADOO and FRUITZ marks. Although the outcomes of these claims cannot be predicted with certainty, in the opinion of management, the ultimate resolution of these matters will not have a material adverse effect on our financial position or results of operations.

In late 2021 and early 2022, four putative class action lawsuits were filed against the Company in Illinois alleging that certain features of the Badoo or Bumble apps violate the Illinois Biometric Information Privacy Act (“BIPA”). These lawsuits allege that the apps used facial geometry scans in violation of BIPA’s authorization, consent, and data retention policy provisions. Plaintiffs in these lawsuits seek statutory damages, compensatory damages, attorneys’ fees, injunctive relief, and (in one action) punitive damages. These cases are still in early stages and at this time the Company cannot reasonably estimate a range of potential liability, if any, which may arise therefrom.

In January 2022, a purported class action complaint, UA Local 13 Pension Fund v. Bumble Inc. et al., was filed in the United States District Court for the Southern District of New York naming, among others, the Company, our Chief Executive Officer, our Chief Financial Officer, our Board of Directors and Blackstone, as defendants. The complaint asserts claims under the U.S. federal securities laws, purportedly brought on behalf of a class of purchasers of shares of Class A common stock in Bumble’s secondary public stock offering which took place in September 2021 (the “SPO”), that the SPO Registration Statement and prospectus contained false and misleading statements or omissions by failing to disclose certain information concerning Bumble and Badoo app paying users and related trends and issues with the Badoo app payment platform, and that as a result of the foregoing, Bumble’s business metrics and financial prospects were not as strong as represented in the SPO Registration Statement and prospectus. The complaint seeks unspecified damages and an award of costs and expenses, including reasonable attorneys’ fees, as well as equitable relief. The Company believes that the allegations contained in the complaint are without merit and intends to defend the complaint vigorously.

Five shareholder derivative complaints have been filed in the United States District Court for the Southern District of New York, United States District Court for the District of Delaware and Delaware Court of Chancery against the Company and certain directors and officers. The Glover-Mott shareholder derivative complaint, filed in April 2022, alleges a breach of fiduciary duty against management and our Board of Directors based on the same allegations and events described in the class action complaint. The complaint seeks unspecified damages, an award of costs and disbursements, including reasonable attorneys’ fees, and that the Company be directed to take action to reform its corporate governance and internal procedures. The William B. Federman Irrevocable Trust shareholder derivative complaint, filed in May 2022, alleges violations of Section 14(a) of the Exchange Act, breach of fiduciary duty, aiding and abetting breach of duty and gross mismanagement based on misstatements or omissions in the Company’s April 2022 Proxy Statement concerning alleged deficiencies in the Company’s risk management and internal controls which allegedly led to disclosure deficiencies in the SPO documents. The complaint seeks a declaration that the individual defendants breached their fiduciary duties, aided and abetted breach of fiduciary duty, were unjustly enriched, grossly mismanaged the Company and violated the federal securities laws; an order that the individual defendants are jointly and severally liable for all damages; an order requiring the individual defendants to remit their salaries and compensation to the Company for the period of breach; unspecified equitable and injunctive relief; and costs and disbursements, including reasonable attorneys’, consultants’ and experts’ fees. The Dana Messana shareholder derivative complaint, filed in September 2022, alleges violation of Section 10(b) of the Exchange Act, breach of fiduciary duty against management and the Board, aiding and abetting breach of fiduciary duty, unjust enrichment, and waste of corporate assets based on the same allegations and events described in the SPO class action complaint. The complaint seeks unspecified damages; an order that the individual defendants are jointly and severally liable for all damages; an order for imposition of a constructive trust on any profits and unjust enrichments received by the individual defendants through unlawful conduct; and an award of costs and disbursements, including reasonable attorneys’, accountants’, and experts’ fees. The Sanchez shareholder derivative complaint, filed in January 2023, asserts claims for breach of fiduciary duty and unjust enrichment against, among others, management, our Board of Directors, and Blackstone based on the same allegations and events described in the class action complaint. The complaint seeks unspecified damages; an order that the defendants are jointly and severally liable for all damages; disgorgement from defendants of any profits, benefits, and other unjust gains from misconduct; and an award of costs and disbursements, including attorneys’ fees, accountants’ fees, and experts’ fees. The City of Vero Beach Police Officers’ Retirement Trust Fund derivative complaint, filed in February 2023, asserts claims for breach of fiduciary duty and unjust enrichment against, among others, management, our Board of Directors, and Blackstone based on the same allegations and events described in the class action complaint. The complaint seeks unspecified damages; a finding that the individual defendants breached their fiduciary duties; disgorgement from defendants of any unjustly obtained profits or benefits; and an award of costs and disbursement, including attorneys’ fees, accountants’ fees, and experts’ fees. The Company has also received an inquiry from the SEC relating to the disclosures at issue in the SPO class action complaint. The Company cannot predict at this point the length of time that these matters will be ongoing, their outcome or the liability, if any, which may arise therefrom.

From time to time, the Company is subject to patent litigations asserted by non-practicing entities.

As of December 31, 2022 and 2021, we determined that provisions of $20.5 million and $8.8 million, respectively, reflect our best estimate of any probable future obligation, including legal costs incurred to date, for the Company’s litigations. The provision for 2022 includes amounts accrued with respect to the Company’s class action lawsuit related to the SPO, representing management’s current estimated probable loss for this matter following a court-ordered mediation between the parties to the litigation. During the year ended

December 31, 2022, the Company paid $7.5 million to settle litigation matters. Legal expenses are included in “General and administrative expense” in the accompanying consolidated statements of operations.

Purchase Commitments

In September 2022, the Company entered into an agreement for third-party cloud services. The Company is committed to pay a minimum of $7.1 million over the period of 18 months. If at the end of the 18 months, or upon early termination, the Company has not reached the $7.1 million in spend, the Company will be required to pay for the difference between the sum of fees already incurred and the minimum commitment.

Note 21 - Subsequent Events

On January 9, 2023, Bumble Inc., the general partner of Bumble Holdings, approved a $5.4 million distribution to the non-controlling interest holders of Bumble Holdings. The distribution was paid on January 9, 2023 to the non-controlling interest holders.

On February 25, 2023, the Board of Directors approved amendments to outstanding awards with respect to change in control provisions. See “Item 9B — Other Information” for additional details.

We account for our stock-based awards in accordance with provisions of ASC 718, Compensation—Stock Compensation (“ASC 718”) which includes guidance for accounting for a modification of existing stock-based compensation awards. The Company reviewed the amendments to the change of control provisions in accordance with ASC 718 and determined that they do not impact our current expense recognition and as such, do not impact the financial statements presented in this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Bumble’s management conducted an evaluation, under the supervision and with the participation of its Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the design and our disclosure controls and procedures (as defined by Rule 14a-15(e) and 15d-15(e) of the Exchange Act) at December 31, 2022. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time period specified in the rules and forms of the SEC, and that such information is accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Based upon the evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective at December 31, 2022.

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

Management, including our chief executive officer and chief financial officer, has assessed the effectiveness of our internal control over financial reporting as of December 31, 2022, based on the framework set forth in Internal Control-Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the results of our evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2022. The effectiveness of our internal control over financial reporting as of December 31, 2022 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their attestation report, included herein.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Bumble Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Bumble Inc.’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Bumble Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive operations, changes in equity, and cash flows for the years ended December 31, 2022 and 2021, and the period from January 29, 2020 to December 31, 2020, and the consolidated statements of operations, comprehensive operations, changes in equity (deficit) and cash flows of Worldwide Vision Limited (Predecessor) for the period from January 1, 2020 to January 28, 2020, and the related notes (collectively referred to as the “consolidated financial statements”) and our report dated February 28, 2023 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Ernst & Young LLP

Austin, Texas

February 28, 2023

Item 9B. Other Information

Compensatory Arrangements of Certain Officers

On February 25, 2023, the Company's Board of Directors, acting upon the unanimous recommendations of its compensation committee and a special committee of disinterested directors, approved amendments to outstanding equity-based awards which vest based on the earlier of (i) the achievement of specified exit-vesting performance conditions and (ii) a time-vesting schedule (the “Outstanding Performance Awards”). Pursuant to these amendments (x) the Outstanding Performance Awards will continue to stay outstanding and eligible to vest based on the time-vesting schedule following a change in control event (provided the award holder continues to remain employed or providing services) and (y) the holders of the Outstanding Performance Awards will be eligible for “double-trigger” vesting treatment allowing for the vesting and exercisability of such awards to be accelerated in full upon the holder’s termination without cause or resignation for good reason (under the circumstances described below) within two years following a change in control event.

The Outstanding Performance Awards include awards previously granted to certain employees, including Whitney Wolfe Herd, Tariq M. Shaukat and Anuradha B. Subramanian (the “Named Executive Officers”), and to the following non-employee members of the Board: Ann Mather, Pamela A. Thomas-Graham, Elisa A. Steele, Matthew S. Bromberg, R. Lynn Atchison and Amy M. Griffin (the “Non-Employee Directors”). Such Outstanding Performance Awards held by the Named Executive Officers and Non-Employee Directors are incentive units of Buzz Holdings L.P., of which the Company is the general partner, while the Outstanding Performance Awards held by non-executive officer employees were generally granted under the Bumble Inc. 2021 Omnibus Incentive Plan.

In addition, on February 25, 2023, the Board, acting upon the unanimous recommendation of its compensation committee, approved a modification of all outstanding equity-based awards (including the Outstanding Performance Awards) held by employees of the Company or one of its subsidiaries, including the Named Executive Officers, who are party to an employment or service agreement (or similar arrangement) containing a definition of “good reason”, to provide that a resignation of employment or service, as applicable, by the holder of such award for “good reason” (as defined in such employment, service or similar agreement) within two years following a change in control event shall result in the vesting and exercisability of such awards to be accelerated in full upon such qualifying termination.

Section 13(r) Disclosure

Pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012 (“ITRSHRA”), which added Section 13(r) of the Exchange Act, the Company hereby incorporates by reference herein Exhibit 99.1 of this report, which includes disclosures made to Blackstone by Atlantia S.p.A, which may be considered our affiliate.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item will be included in our Proxy Statement for the 2023 Annual Meeting of Stockholders to be filed with the SEC, within 120 days of the fiscal year ended December 31, 2022, and is incorporated herein by reference.

The information regarding executive officers contained in Part I, “Item 4A— Information About Our Executive Officers” of this Annual Report is hereby incorporated by reference in this Item 10.

Item 11. Executive Compensation

The information required by this item will be included in our Proxy Statement for the 2023 Annual Meeting of Stockholders to be filed with the SEC, within 120 days of the fiscal year ended December 31, 2022, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be included in our Proxy Statement for the 2023 Annual Meeting of Stockholders to be filed with the SEC, within 120 days of the fiscal year ended December 31, 2022, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be included in our Proxy Statement for the 2023 Annual Meeting of Stockholders to be filed with the SEC, within 120 days of the fiscal year ended December 31, 2022, and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required by this item will be included in our Proxy Statement for the 2023 Annual Meeting of Stockholders to be filed with the SEC, within 120 days of the fiscal year ended December 31, 2022, and is incorporated herein by reference.

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

10.8

Support and Services Agreement, dated as of January 29, 2020, by and among Buzz Holdings L.P., Buzz Merger Sub Ltd. and Blackstone Buzz Holdings L.P. (incorporated by reference to Exhibit 10.7 to the Registrant’s Registration Statement on Form S-1 filed on January 15, 2021)

10.9

Employment Agreement, dated January 29, 2020, by and between Buzz Holdings, L.P. and Whitney Wolfe Herd (incorporated by reference to Exhibit 10.9 to the Registrant’s Registration Statement on Form S-1 filed on January 15, 2021)†

10.10

Employment Agreement, entered into as of July 12, 2020, by and between Bumble Trading LLC and Tariq Shaukat (incorporated by reference to Exhibit 10.10 to the Registrant’s Registration Statement on Form S-1 filed on January 15, 2021)†

10.11

Amended and Restated Employment Agreement, dated September 23, 2022, by and between Bumble Trading LLC and Anuradha Subramanian (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q filed on November 16, 2022)†

10.12*	First Amendment to Amended and Restated Employment Agreement, dated Feburary 22, 2023, by and between Bumble Trading LLC and Anuradha Subramanian†

10.13*	Amended and Restated Employment Agreement, dated September 22, 2022, by and between Bumble Trading LLC and Laura Franco†

10.14*	First Amendment to Amended and Restated Employment Agreement, dated Feburary 22, 2023, by and between Bumble Trading LLC and Laura Franco†

10.15	Bumble Inc. 2021 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed on February 16, 2021)†

10.16	Option Grant Notice under the Bumble Inc. 2021 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q filed on May 16, 2022)†

10.17

Restricted Stock Unit Grant Notice under the Bumble Inc. 2021 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q filed on May 16, 2022)†

10.18*	Form of Letter to Named Executive Officers regarding Omnibus Plan Awards Agreement†

10.19	Bumble Inc. 2021 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8-K filed on February 16, 2021)†

10.20

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

10.24*	Incentive Unit Award Agreement, dated November 16, 2020, between Laura Franco, Buzz Holdings L.P. and Buzz Management Aggregator L.P.†

10.25	Form of Incentive Unit Award Agreement (Director Form) (incorporated by reference to Exhibit 10.27 to the Registrant’s Registration Statement on Form S-1 filed on January 15, 2021)†

10.26	Form of Unit Adjustment Letter (incorporated by reference to Exhibit 10.32 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 filed on January 28, 2021)†

10.27	Form of Unit Adjustment Letter (Whitney Wolfe Herd) (incorporated by reference to Exhibit 10.33 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 filed on January 28, 2021)†

10.28

Form of Vesting Adjustment Letter relating to Performance-Based Incentive Unit Awards (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q filed on November 16, 2022)†

10.29*	Form of Letter to Incentive Unit Holders regarding Omnibus Plan Awards Agreement†

10.30

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

10.31

Amendment No. 1 to the Credit Agreement, dated as of October 19, 2020, by and among Buzz Bidco L.L.C., Buzz Finco L.L.C., the guarantors party thereto, Citibank, N.A., as administrative agent, collateral agent and swingline lender and the lenders party thereto (incorporated by reference to Exhibit 10.18 to the Registrant’s Registration Statement on Form S-1 filed on January 15, 2021)

10.32

Security Agreement, dated as of January 29, 2020, by and among the grantors identified therein and Citibank, N.A., as collateral agent (incorporated by reference to Exhibit 10.19 to the Registrant’s Registration Statement on Form S-1 filed on January 15, 2021)

10.33

Founder Agreement, dated as of November 8, 2019, by and between Buzz Holdings L.P. and Whitney Wolfe Herd (incorporated by reference to Exhibit 10.20 to the Registrant’s Registration Statement on Form S-1 filed on January 15, 2021)

10.34

First Amendment to Founder Agreement, dated as of May 1, 2020, by and between Buzz Holdings L.P. and Whitney Wolfe Herd (incorporated by reference to Exhibit 10.21 to the Registrant’s Registration Statement on Form S-1 filed on January 15, 2021)

10.35

Trademark Assignment and License, dated as of January 29, 2020, by and between Whitney Wolfe Herd and Bumble Holding Limited (incorporated by reference to Exhibit 10.22 to the Registrant’s Registration Statement on Form S-1 filed on January 15, 2021)

10.36

Restrictive Covenant Agreement, dated as of November 8, 2019, between Buzz Holdings L.P. and Whitney Wolfe Herd (incorporated by reference to Exhibit 10.23 to the Registrant’s Registration Statement on Form S-1 filed on January 15, 2021)

21.1*	Subsidiaries of the Registrant

23.1*	Consent of Independent Registered Public Accounting Firm

24.1	Power of Attorney (included in signature pages of this Report)

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1*	Section 13(r) Disclosure

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

† Management contract or compensatory plan or arrangement.

The agreements and other documents filed as exhibits to this report are not intended to provide factual information or other disclosure other than with respect to the terms of the agreements or other documents themselves, and investors should not rely on them for that purpose. In particular, any representations and warranties made by us in these agreements or other documents were made solely within the specific context of the relevant agreement or document and may not describe the actual state of affairs as of the date they were made or at any other time.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 28, 2023	BUMBLE INC.
	By:	/s/ Anuradha B. Subramanian
	Name:	Anuradha B. Subramanian
	Title:	Chief Financial Officer

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report and Power of Attorney have been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Whitney Wolfe Herd Whitney Wolfe Herd	Chief Executive Officer and Director (principal executive officer)	February 28, 2023

/s/ Ann Mather Ann Mather	Chair of the Board of Directors	February 28, 2023

/s/ Christine L. Anderson Christine L. Anderson	Director	February 28, 2023

/s/ R. Lynn Atchison R. Lynn Atchison	Director	February 28, 2023

/s/ Sachin J. Bavishi Sachin J. Bavishi	Director	February 28, 2023

/s/ Matthew S. Bromberg Matthew S. Bromberg	Director	February 28, 2023

/s/ Amy M. Griffin Amy M. Griffin	Director	February 28, 2023

/s/ Jonathan C. Korngold Jonathan C. Korngold	Director	February 28, 2023

/s/ Jennifer B. Morgan Jennifer B. Morgan	Director	February 28, 2023

/s/ Elisa A. Steele Elisa A. Steele	Director	February 28, 2023

/s/ Pamela A. Thomas-Graham Pamela A. Thomas-Graham	Director	February 28, 2023

/s/ Anuradha B. Subramanian Anuradha B. Subramanian	Chief Financial Officer (principal financial officer and principal accounting officer)	February 28, 2023