Form 10-Q
period 2023-03-31
Bumble Inc.
filed 2023-05-05
CIK 1830043

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of April 28, 2023, Bumble Inc. had 137,573,736 shares of Class A common stock, par value $0.01 per share, outstanding and 20 shares of Class B common stock, par value $0.01 per share, outstanding.

SPECIAL NOTE REGARDING Forward-Looking Statements

This Quarterly Report on Form 10-Q, or this Quarterly Report, contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements reflect the current views of management of Bumble Inc. with respect to, among other things, its operations, its financial performance, its industry, and its business. Forward-looking statements include all statements that are not historical facts. In some cases, you can identify these forward-looking statements by the use of words such as “outlook,” “believe(s),” “expect(s),” “potential,” “continue(s),” “may,” “will,” “should,” “could,” “would,” “seek(s),” “predict(s),” “intend(s),” “trends,” “plan(s),” “estimate(s),” “anticipates,” “projection,” “will likely result” and or the negative version of these words or other comparable words of a future or forward-looking nature. Such forward-looking statements are subject to various risks and uncertainties. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements. These factors include, but are not limited to, the following:

•
our ability to retain existing users or attract new users and to convert users to paying users
•
competition and changes in the competitive landscape of our market
•
our ability to distribute our dating products through third parties, such as Apple App Store or Google Play Store, and offset related fees
•
the impact of data security breaches or cyber attacks on our systems and the costs of remediation related to any such incidents
•
the continued development and upgrading of our technology platform and our ability to adapt to rapid technological developments and changes in a timely and cost-effective manner
•
our ability to obtain, maintain, protect and enforce intellectual property rights and successfully defend against claims of infringement, misappropriation or other violations of third-party intellectual property
•
our ability to comply with complex and evolving U.S. and international laws and regulations relating to our business, including data privacy laws
•
foreign currency exchange rate fluctuations
•
risks relating to certain of our international operations, including geopolitical conditions and successful expansion into new markets
•
the impact of current developments in Russia, Ukraine and surrounding countries on our business and users, including the impact of our decision to discontinue our operations in Russia and remove our apps from the Apple App Store and Google Play Store in Russia and Belarus
•
control of us by Blackstone and our Founder (each, as defined below)
•
the outsized voting rights of Blackstone and our Founder
•
the inability to attract hire and retain a highly qualified and diverse workforce, or maintain our corporate culture
•
changes in business or macroeconomic conditions, including the impact of widespread health emergencies or pandemics and measures taken in response, lower consumer confidence in our business or in the online dating industry generally, recessionary conditions, increased unemployment rates, stagnant or declining wages, changes in inflation or interest rates, political unrest, armed conflicts or natural disasters

For more information regarding these and other risks and uncertainties that we face, see Part I, “Item 1A—Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2022 (“2022 Form 10-K”). These factors should not be construed as exhaustive and we caution you that the important factors referenced above may not contain all of the factors that are important to you. Bumble Inc. undertakes no obligation to publicly update or review any forward-looking statements, whether as a result of new information, future developments or otherwise, except as required by law.

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
•
“Bumble App Average Revenue per Paying User” or "Bumble App ARPPU" is a metric calculated based on Bumble App Revenue in any measurement period, divided by Bumble App Paying Users in such period divided by the number of months in the period.
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
•
“Reorganization Transactions” refer to certain transactions that occurred prior to the completion of the IPO which were accounted for as a reorganization of entities under common control, as further described in "Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

Bumble Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share information)

(Unaudited)

	March 31, 2023	December 31, 2022
ASSETS
Cash and cash equivalents	$388,955	$402,559
Accounts receivable, net	92,817	66,930
Other current assets	39,248	31,882
Total current assets	521,020	501,371
Right-of-use assets	17,125	17,419
Property and equipment, net	17,300	14,467
Goodwill	1,580,516	1,579,770
Intangible assets, net	1,513,375	1,524,428
Deferred tax assets, net	26,725	24,050
Other noncurrent assets	26,531	31,116
Total assets	$3,702,592	$3,692,621
LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$9,324	$3,367
Deferred revenue	47,129	46,108
Accrued expenses and other current liabilities	146,353	156,443
Current portion of long-term debt, net	5,750	5,750
Total current liabilities	208,556	211,668
Long-term debt, net	618,205	619,223
Deferred tax liabilities, net	7,689	8,077
Payable to related parties pursuant to a tax receivable agreement	416,754	385,486
Other long-term liabilities	14,692	14,588
Total liabilities	1,265,896	1,239,042
Commitments and contingencies (Note 14)
Shareholders’ Equity:
Class A common stock (par value $0.01 per share, 6,000,000,000 shares authorized; 137,571,188 and 129,774,299 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively)	1,376	1,298
Class B common stock (par value $0.01 per share, 1,000,000 shares authorized; 20 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively)	—	—
Preferred stock (par value $0.01; authorized 600,000,000 shares; no shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively)	—	—
Additional paid-in capital	1,787,802	1,691,911
Accumulated deficit	(141,482)	(139,871)
Accumulated other comprehensive income	76,511	74,477
Total Bumble Inc. shareholders’ equity	1,724,207	1,627,815
Noncontrolling interests	712,489	825,764
Total shareholders’ equity	2,436,696	2,453,579
Total liabilities and shareholders’ equity	$3,702,592	$3,692,621

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Bumble Inc.

Condensed Consolidated Statements of Operations

(In thousands, except per share information)

(Unaudited)

	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022
Revenue	$242,948	$210,030
Operating costs and expenses:
Cost of revenue	70,580	55,612
Selling and marketing expense	63,590	56,829
General and administrative expense	49,831	23,853
Product development expense	33,152	27,788
Depreciation and amortization expense	16,731	26,929
Total operating costs and expenses	233,884	191,011
Operating earnings (loss)	9,064	19,019
Interest income (expense)	(5,219)	(5,591)
Other income (expense), net	(3,561)	13,230
Income (loss) before income taxes	284	26,658
Income tax benefit (provision)	(2,613)	(2,910)
Net earnings (loss)	(2,329)	23,748
Net earnings (loss) attributable to noncontrolling interests	(718)	7,547
Net earnings (loss) attributable to Bumble Inc. shareholders	$(1,611)	$16,201
Net earnings (loss) per share attributable to Bumble Inc. shareholders
Basic earnings (loss) per share	$(0.01)	$0.13
Diluted earnings (loss) per share	$(0.01)	$0.12

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Bumble Inc.

Condensed Consolidated Statements of Comprehensive Operations

(In thousands)

(Unaudited)

	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022
Net earnings (loss)	$(2,329)	$23,748
Other comprehensive income (loss), net of tax:
Change in foreign currency translation adjustment	2,820	(1,205)
Total other comprehensive income (loss), net of tax	2,820	(1,205)
Comprehensive income (loss)	491	22,543
Comprehensive income (loss) attributable to noncontrolling interests	68	7,032
Comprehensive income (loss) attributable to Bumble Inc. shareholders	$423	$15,511

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Bumble Inc.

Condensed Consolidated Statements of Changes in Equity

Three months ended March 31, 2023

(In thousands, except per share amounts)

(Unaudited)

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Bumble Inc. Shareholders'	Noncontrolling	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Deficit)	Equity	Interests	Equity
Balance as of December 31, 2022	129,774,299	$1,298	20	$—	$1,691,911	$(139,871)	$74,477	$1,627,815	$825,764	$2,453,579
Net earnings (loss)	—	—	—	—	—	(1,611)	—	(1,611)	(718)	(2,329)
Stock-based compensation expense	—	—	—	—	29,257	—	—	29,257	—	29,257
Impact of Tax Receivable Agreement due to exchanges of Common Units	—	—	—	—	(31,389)	—	—	(31,389)	—	(31,389)
Cancellation of restricted shares	(1,829)	—	—	—	(27)	—	—	(27)	27	—
Restricted stock units issued, net of shares withheld for taxes	573,480	6	—	—	(7,128)	—	—	(7,122)	(2,711)	(9,833)
Exchange of Common Units for Class A common stock	7,225,238	72	—	—	105,178	—	—	105,250	(105,250)	—
Distribution to non-controlling interest holders	—	—	—	—	—	—	—	—	(5,409)	(5,409)
Other comprehensive loss, net of tax	—	—	—	—	—	—	2,034	2,034	786	2,820
Balance as of March 31, 2023	137,571,188	$1,376	20	$—	$1,787,802	$(141,482)	$76,511	$1,724,207	$712,489	$2,436,696

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Bumble Inc.

Condensed Consolidated Statements of Changes in Equity

Three months ended March 31, 2022

(In thousands, except per share amounts)

(Unaudited)

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Bumble Inc. Shareholders'	Noncontrolling	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Deficit)	Equity	Interests	Equity
Balance as of December 31, 2021	129,212,949	$1,292	20	$—	$1,588,426	$(60,125)	$78,603	$1,608,196	$861,573	$2,469,769
Net earnings (loss)	—	—	—	—	—	16,201	—	16,201	7,547	23,748
Stock-based compensation expense	—	—	—	—	18,040	—	—	18,040	—	18,040
Impact of Tax Receivable Agreement due to exchanges of Common Units	—	—	—	—	(200)	—	—	(200)	—	(200)
Cancellation of restricted shares	(19,901)	—	—	—	22	—	—	22	(22)	—
Restricted stock units issued, net of shares withheld for taxes	264,912	3	—	—	(6,006)	—	—	(6,003)	295	(5,708)
Exchange of Common Units for Class A common stock	61,844	1	—	—	(70)	—	—	(69)	69	—
Other comprehensive loss, net of tax	—	—	—	—	—	—	(690)	(690)	(515)	(1,205)
Balance as of March 31, 2022	129,519,804	$1,296	20	$—	$1,600,212	$(43,924)	$77,913	$1,635,497	$868,947	$2,504,444

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Bumble Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022
Cash flows from operating activities:
Net earnings (loss)	$(2,329)	$23,748
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	16,731	26,929
Changes in fair value of interest rate swaps	4,233	(10,817)
Changes in fair value of contingent earn-out liability	(646)	(20,709)
Non-cash lease expense	862	1,169
Deferred income tax	(2,721)	(2,479)
Stock-based compensation expense	28,584	17,557
Net foreign exchange difference	(1,990)	(7,822)
Research and development tax credit	(292)	(323)
Other, net	12,147	10,513
Changes in assets and liabilities:
Accounts receivable	(26,034)	494
Other current assets	(7,060)	(5,989)
Accounts payable	6,037	(10,355)
Deferred revenue	1,021	106
Legal liabilities	—	(750)
Lease liabilities	(959)	(1,201)
Accrued expenses and other current liabilities	(14,164)	(718)
Other, net	(31)	5
Net cash provided by (used in) operating activities	13,389	19,358
Cash flows from investing activities:
Capital expenditures	(6,811)	(4,996)
Acquisition of business, net of cash acquired	—	(69,720)
Net cash provided by (used in) investing activities	(6,811)	(74,716)
Cash flows from financing activities:
Repayment of term loan	(1,438)	(1,438)
Distributions paid to non-controlling interest holders	(5,409)	—
Withholding tax paid on behalf of employees on stock-based awards	(9,321)	(5,708)
Net cash provided by (used in) financing activities	(16,168)	(7,146)
Effects of exchange rate changes on cash and cash equivalents	(4,261)	2,117
Net increase (decrease) in cash and cash equivalents and restricted cash	(13,851)	(60,387)
Cash and cash equivalents and restricted cash, beginning of the period	407,042	369,175
Cash and cash equivalents and restricted cash, end of the period	393,191	308,788
Less restricted cash	(4,236)	—
Cash and cash equivalents, end of the period	$388,955	$308,788

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Bumble Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 1 - Organization and Basis of Presentation

Company Overview

Bumble Inc.’s main operations are providing online dating and social networking applications through subscription and in-app purchases of products servicing North America, Europe and various other countries around the world. Bumble Inc. provides these services through websites and applications that it owns and operates.

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

Assuming the exchange of all outstanding Common Units for shares of Class A common stock on a one-for-one basis under the exchange agreement entered into by holders of Common Units, there would be 189,098,564 shares of Class A common stock outstanding (which does not reflect any shares of Class A common stock issuable in exchange for as-converted Incentive Units or upon settlement of certain other interests) as of March 31, 2023.

All references to the “Company”, “we”, “our” or “us” in this report are to Bumble Inc.

Secondary Offerings

On September 15, 2021, the Company completed a secondary offering of 20.70 million shares of Class A common stock on behalf of certain selling stockholders affiliated with Blackstone (the "Blackstone Selling Stockholders") at a price of $54.00 per share. This transaction resulted in the issuance of 9.2 million shares of Class A common stock for the period ending September 30, 2021.

On March 8, 2023, the Company completed a secondary offering of 13.75 million shares of Class A common stock on behalf of the Blackstone Selling Stockholders and the Founder at a price of $22.80 per share. This transaction resulted in the issuance of 7.2 million shares of Class A common stock for the period ending March 31, 2023.

Bumble did not sell any shares of Class A common stock in the secondary offerings and did not receive any of the proceeds from the sales. Bumble paid the costs associated with the sale of shares by the Blackstone Selling Stockholders and the Founder, net of the underwriting discounts.

Basis of Presentation and Consolidation

The unaudited condensed consolidated financial statements that accompany these notes include the financial statements of the Company, all entities that are wholly-owned by the Company and all entities in which the Company has a controlling financial interest. Intercompany transactions and balances have been eliminated. The unaudited condensed consolidated financial statements have been prepared in conformity with U.S. GAAP, consistent in all material respects with those applied in the Company's 2022 Form 10-K. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated statements and notes thereto included in the 2022 Form 10-K.

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

Reclassification

Beginning on January 1, 2023, the Company reclassified certain employee and non-employee related expenses that support engineering, data design and product management, as well as maintenance and support costs for technology infrastructure, from "General and administrative expense" to "Product and development expense" in the Condensed Consolidated Statement of Operations to align with operational functions. The Company has reclassified $2.6 million of expenses for the three months ended March 31, 2022 to conform to the current year presentation.

Note 2 - Summary of Selected Significant Accounting Policies

Included below are selected significant accounting policies including those that were added or modified during the three months ended March 31, 2023 as a result of new transactions entered into or the adoption of new accounting policies. Refer to Note 2, Summary of Selected Significant Accounting Policies, within the annual consolidated financial statements in our 2022 Form 10-K for the full list of our significant accounting policies.

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

Cash, Cash Equivalents and Restricted Cash

Cash and cash equivalents include cash in banks, cash on hand, cash in electronic money accounts, overnight deposits and investment in money market funds.

As of March 31, 2023 and December 31, 2022, the Company has classified the cash held in Russia as restricted cash due to the sanctions imposed by the Russia-Ukraine Conflict, which is included in “Other noncurrent assets” within the accompanying condensed consolidated balance sheets.

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

During the three months ended March 31, 2023 and 2022, there were no customers representing greater than 10% of total revenue.

For the periods presented, revenue across apps was as follows (in thousands):

	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022
Bumble App	$194,277	$154,367
Badoo App and Other	48,671	55,663
Total Revenue	$242,948	$210,030

Deferred Revenue

Deferred revenue consists of advance payments that are received or are contractually due in advance of the Company's performance. The Company’s deferred revenue is reported on a contract by contract basis at the end of each reporting period. The Company classifies deferred revenue as current when the term of the applicable subscription period or expected completion of the performance obligation is one year or less. The deferred revenue balance is $47.1 million and $46.1 million as of March 31, 2023 and December 31, 2022, respectively, all of which is classified as a current liability. During the three months ended March 31, 2023 and 2022, the Company recognized revenue of $34.5 million and $29.8 million, which was included in the deferred revenue balance at the beginning of each respective period.

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

See Note 8, Fair Value Measurements, for additional information.

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

See Note 11, Stock-based Compensation, for a discussion of the Company’s stock-based compensation plans and awards.

Recently Adopted Accounting Pronouncement

In March 2020, FASB issued Accounting Standards Update (“ASU”) 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting and then subsequent amendments, which provide optional guidance and exceptions for applying GAAP to contract modifications and hedging relationships, subject to meeting certain criteria, that reference London Interbank Offered Rate ("LIBOR") or another reference rate expected to be discontinued. In December 2022, the FASB issued ASU 2022-06 Reference Rate Reform (Topic 848) - Deferral of the Sunset Date of Topic 848 (ASU 2022-06), which extends the optional transition relief to ease the potential burden in accounting for reference rate reform on financial reporting. The transition relief is provided through December 30, 2024 based on the expectation that the LIBOR will cease to be published as of June 30, 2023. The amendments are effective prospectively at any point through December 31, 2024.

The Company utilized the LIBOR transition relief for the amendments to its credit agreement and interest rate swaps. The Company implemented its transition plan toward the cessation of LIBOR and modified its financial instruments with attributes that are either directly or indirectly influenced by LIBOR. The adoption of Topic 848 did not have a material impact on the Company's consolidated financial statements and disclosures.

Note 3 - Income Taxes

The Company is subject to U.S. federal and state income taxes and files consolidated income tax returns for U.S. federal and certain state jurisdictions with respect to its allocable share of any net taxable income of Bumble Holdings. For the three months ended March 31, 2023, the Company's effective tax rate was 920.1% which differs from the U.S. federal statutory tax rate of 21% primarily due to the geographical distribution of our earnings, income attributable to non-controlling interests, nondeductible stock-based compensation, and a valuation allowance recorded against certain deferred tax assets arising in the current year. Our effective tax rate for the three months ended March 31, 2023 is also impacted by the near break-even income before income taxes for the period.

For the three months ended March 31, 2022, the Company's effective tax rate was 10.9% which is lower than the U.S. federal statutory tax rate of 21% primarily due to the geographical distribution of our earnings, income attributable to non-controlling interests, nondeductible stock-based compensation, and a valuation allowance recorded against certain deferred tax assets arising in the current year.

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

We have determined that it is more likely than not that we will be unable to realize tax benefits related to certain basis adjustments and acquired net operating losses that were received in connection with the Reorganization Transactions and our IPO. As a result of this determination, we have not recorded the benefit of these deferred tax assets as of March 31, 2023. The realizability of the deferred tax assets is evaluated based on all positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent results of operations. We will assess the realizability of the deferred tax assets at each reporting period, and a change in our estimate of our liability associated with the tax receivable agreement may result as additional information becomes available, including results of operations in future periods. At the time of the Sponsor Acquisition, the assets and liabilities of Bumble Holdings were adjusted to fair value on the closing date of the business combination for both financial reporting and income tax purposes. As a result of the IPO transaction, we inherited certain tax benefits associated with this stepped-up basis (“Common Basis”) created when certain pre-IPO owners acquired their interests in Bumble Holdings in the Sponsor Acquisition. This Common Basis entitles us to the depreciation and amortization deductions previously allocable to the pre-IPO owners. Based on current projections, we anticipate having sufficient taxable income to be able to realize the benefit of this Common Basis and have recorded a tax receivable agreement liability to related parties of $425.7 million related to these benefits as of March 31, 2023, of which $8.9 million is included in "Accrued expenses and other current liabilities." To the extent that we determine that we are able to realize the tax benefits associated with the basis adjustments and net operating losses, we would record an additional liability of $298.0 million for a total liability of $723.7 million. If, in the future, we are not able to utilize the Common Basis, we would record a reduction in the tax receivable agreement liability to related parties that would result in a benefit recorded within our consolidated statement of operations. During the three months ended March 31, 2023, our tax receivable agreement liability increased by $31.4 million principally due to the effects of the March 2023 secondary offering of 13.75 million shares of Class A common stock of certain selling stockholders and the Founder.

Note 5 - Property and Equipment, net

A summary of the Company’s property and equipment, net is as follows (in thousands):

	March 31, 2023	December 31, 2022
Computer equipment	$27,137	$22,366
Leasehold improvements	5,904	6,135
Furniture and fixtures	925	875
Total property and equipment, gross	$33,966	$29,376
Accumulated depreciation	(16,666)	(14,909)
Total property and equipment, net	$17,300	$14,467

Depreciation expense related to property and equipment, net for the three months ended March 31, 2023 and 2022 was $2.5 million and $2.3 million, respectively.

Note 6 - Goodwill and Intangible Assets, net

Goodwill

The changes in the carrying amount of goodwill for the periods presented is as follows (in thousands):

Balance as of December 31, 2022	$1,579,770
Foreign currency translation adjustment	746
Balance as of March 31, 2023	$1,580,516

There were no impairment charges recorded for goodwill for the three months ended March 31, 2023 and 2022.

Intangible Assets, net

A summary of the Company’s intangible assets, net is as follows (in thousands):

	March 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment Losses	Net Carrying Amount	Weighted- Average Remaining Useful Life (Years)
Bumble and Badoo brands	$1,511,269	$—	$(141,000)	$1,370,269	Indefinite
Fruitz brand	36,963	(2,875)	—	34,088	13.8
Developed technology	248,801	(156,210)	—	92,591	1.9
User base	113,502	(112,930)	—	572	—
White label contracts	33,384	(6,953)	(26,431)	—	—
Other	20,274	(4,419)	—	15,855	4.2
Total intangible assets, net	$1,964,193	$(283,387)	$(167,431)	$1,513,375

	December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment Losses	Net Carrying Amount	Weighted- Average Remaining Useful Life (Years)
Bumble and Badoo brands	$1,511,269	$—	$(141,000)	$1,370,269	Indefinite
Fruitz brand	36,280	(2,217)	—	34,063	14.1
Developed technology	248,727	(143,704)	—	105,023	2.1
User base	113,487	(112,877)	—	610	—
White label contracts	33,384	(6,953)	(26,431)	—	—
Other	17,761	(3,298)	—	14,463	4.3
Total intangible assets, net	$1,960,908	$(269,049)	$(167,431)	$1,524,428

Amortization expense related to intangible assets, net for the three months ended March 31, 2023 and 2022 was $14.3 million and $24.6 million, respectively.

As of March 31, 2023, amortization of intangible assets with definite lives is estimated to be as follows (in thousands):

Remainder of 2023	$42,853
2024	56,795
2025	10,389
2026	3,341
2027 and thereafter	26,969
Total	$140,347

Note 7 - Other Financial Data

Consolidated Balance Sheets Information

Other current assets are comprised of the following balances (in thousands):

	March 31, 2023	December 31, 2022
Capitalized aggregator fees	$11,527	$10,917
Prepayments	15,615	9,201
Income tax receivable	4,590	4,491
Other receivables	7,516	7,273
Total other current assets	$39,248	$31,882

Accrued expenses and other current liabilities are comprised of the following balances (in thousands):

	March 31, 2023	December 31, 2022
Legal liabilities	$20,535	$20,501
Payroll and related expenses	8,438	20,814
Marketing expenses	19,338	19,874
Other accrued expenses	14,203	14,536
Lease liabilities	2,646	3,135
Income tax payable	8,033	3,092
Contingent earn-out liability	51,681	52,327
Payable to related parties pursuant to a tax receivable agreement	8,947	8,826
Other payables	12,532	13,338
Total accrued expenses and other current liabilities	$146,353	$156,443

Other non-current liabilities are comprised of the following balances (in thousands):

	March 31, 2023	December 31, 2022
Lease liabilities	$13,834	$13,750
Other liabilities	858	838
Total other liabilities	$14,692	$14,588

Note 8 - Fair Value Measurements

The following tables present the Company’s financial instruments that are measured at fair value on a recurring basis (in thousands):

	March 31, 2023
	Level 1	Level 2	Level 3	Total Fair Value Measurements
Assets:
Cash equivalent - money market funds	$264,909	$—	$—	$264,909
Derivative asset	—	17,861	—	17,861
Investments in equity securities	—	—	2,486	2,486
	$264,909	$17,861	$2,486	$285,256
Liabilities:
Contingent earn-out liability	$—	$—	$51,681	$51,681
	$—	$—	$51,681	$51,681

	December 31, 2022
	Level 1	Level 2	Level 3	Total Fair Value Measurements
Assets:
Cash equivalent - money market funds	$322,409	$—	$—	$322,409
Derivative asset	—	22,094	—	22,094
Investments in equity securities	—	—	2,577	2,577
	$322,409	$22,094	$2,577	$347,080
Liabilities:
Contingent earn-out liability	$—	$—	$52,327	$52,327
	$—	$—	$52,327	$52,327

There were no transfers between levels between March 31, 2023 and December 31, 2022.

The carrying value of accounts receivable, accounts payable, income tax payable, accrued expenses and other payables approximate their fair values due to the short-term maturities of these instruments.

The Company’s contingent earn-out liability is measured at fair value on a recurring basis using significant unobservable inputs (Level 3) and totaled $51.7 million and $52.3 million as of March 31, 2023 and December 31, 2022, respectively. Contingent earn-out liability is included in “Accrued expenses and other current liabilities” in the accompanying condensed consolidated balance sheets.

As of March 31, 2023, there is a contingent consideration arrangement, consisting of an earn-out payment to former shareholders of Worldwide Vision Limited of up to $150 million. The Company determined the fair value of the contingent earn-out liability by using a probability-weighted analysis to determine the amount of the liabilities, and, if the arrangement is long-term in nature, applying a discount rate that captures the risks associated with the duration of the obligation. The number of scenarios in the probability-weighted analyses vary; generally, more scenarios are prepared for longer duration and more complex arrangements. As of March 31, 2023 and December 31, 2022, the fair value of the contingent earn-out liability reflects a risk-free rate of 4.6% and 4.7%, respectively.

In addition, there is a contingent consideration arrangement, consisting of an earn-out payment of up to $10 million in connection with the acquisition of Fruitz in January 2022. As of March 31, 2023, the balance of the contingent earn-out liability was $0.

The Company classified contingent earn-out arrangements as liabilities at the time of the acquisition, as they will be settled in cash, and remeasures the fair values of the contingent earn-out liabilities each reporting period thereafter until settled. The fair value of the contingent earn-out liabilities are sensitive to changes in the forecasts of earnings and/or the relevant operating metrics and changes in discount rates. Changes in fair values of contingent earn-out liabilities are recognized in “General and administrative expense” in the accompanying condensed consolidated statements of operations. The change in fair value of the contingent earn-out liability was $(0.6) million and $(20.7) million for the three months ended March 31, 2023 and 2022, respectively.

Note 9 - Debt

Total debt is comprised of the following (in thousands):

	March 31, 2023	December 31, 2022
Term Loan due January 29, 2027	$631,375	$632,813
Less: unamortized debt issuance costs	7,420	7,840
Less: current portion of debt, net	5,750	5,750
Total long-term debt, net	$618,205	$619,223

Credit Agreements

On January 29, 2020, the Company and the wholly-owned subsidiaries, Buzz Bidco LLC, Buzz Merger Sub Limited, and Buzz Finco LLC (the “Borrower”) entered into a credit agreement (the “Original Credit Agreement”). The Original Credit Agreement permitted the Company to borrow up to $625.0 million through a seven-year $575.0 million term loan (“Original Term Loan”), as well as a five-year senior secured revolving credit facility of $50.0 million (the "Revolving Credit Facility") and $25.0 million available through letters of credit. In connection with the Original Credit Agreement, the Company incurred and paid debt issuance costs of $16.3 million during the year ended December 31, 2020.

On October 19, 2020, the Company entered into the Amendment No.1 to the Credit Agreement, which provides for incremental borrowing of an aggregate principal amount of $275.0 million (the “Incremental Term Loan”, and collectively with the Original Term Loan, the “Term Loans”). The terms of the Amendment No.1 to the Credit Agreement were unchanged from the Original Credit Agreement, and the sole purpose of the amendment was to increase the principal available to the Company. In connection with the Amendment No.1 to the Credit Agreement, the Company incurred and paid debt issuance costs of $4.8 million during the year ended December 31, 2020, of which approximately $1.6 million was capitalized as debt issuance costs.

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

On March 20, 2023, in connection with a Benchmark Discontinuation Event, the Company entered into Amendment No. 2 to the Original Credit Agreement (“Amendment No. 2”), which provided for the transition of the benchmark interest rate from LIBOR to the Secured Overnight Financing Rate ("SOFR") pursuant to benchmark replacement provisions set forth in the Original Credit Agreement. Pursuant to the terms of Amendment No. 2, effective with the interest period beginning March 31, 2023, LIBOR was replaced with Term SOFR, a forward-looking term rate based on SOFR, plus a credit spread adjustment of 0.10% with respect to the Term Loans and 0.00% with respect to loans under the Revolving Credit Facility (Term SOFR plus such credit spread adjustment, “Adjusted Term SOFR”). All other terms of the Original Credit Agreement unrelated to the benchmark replacement and its incorporation were unchanged by Amendment No. 2. Effective March 31, 2023 all Term Loans outstanding are bearing interest based on Adjusted Term SOFR and there were no Revolving Credit Loans outstanding.

Based on the calculation of the applicable consolidated first lien net leverage ratio, the applicable margin for borrowings under the Revolving Credit Facility is between 1.00% to 1.50% with respect to base rate borrowings and between 2.00% and 2.50% with respect to (i) prior to March 31, 2023, LIBOR rate borrowings and (ii) on or after April 1, 2023, Adjusted Term SOFR borrowings. The applicable commitment fee under the revolving credit facility is between 0.375% and 0.500% per annum based upon the consolidated first lien net leverage ratio, The Borrower must also pay customary letter of credit fees and an annual administrative agency fee.

The interest rates in effect for the Original Term Loan and the Incremental Term Loan as of March 31, 2023 were 7.38% and 7.88%, respectively. The Original Term Loan Facility amortizes in equal quarterly installments in aggregate annual amounts equal to 1.00% of the principal amount of the Original Term Loan Facility outstanding as of the date of the closing of the Original Term Loan Facility, with the balance being payable at maturity on January 29, 2027. The Incremental Term Loan Facility amortizes in equal quarterly installments in aggregate annual amounts equal to 1.00% of the principal amount of the Incremental Term Loan Facility outstanding as of the date of the closing of the Incremental Term Loan Facility, with the balance being payable at maturity on January 29, 2027. Following the $200.0 million aggregate principal payment of amount of outstanding indebtedness during the three months ended March 31, 2021 quarterly installment payments on the Incremental Term Loan Facility are no longer required for the remaining term of the facility. Principal amounts outstanding under the Revolving Credit Facility are due and payable in full at maturity on January 29, 2025. As of March 31, 2023, and at all times during the three month period ended March 31, 2023, the Company was in compliance with the financial debt covenants.

As the loans are issued with a floating rate of interest, the Company believes that the fair value of the obligations is approximated by the principal amount of the loans as of March 31, 2023. The carrying value of the Term Loans includes the outstanding principal amount, less unamortized debt issuance costs. Therefore, the Company assumes the carrying value of the debt, before any transaction costs, would closely approximate the fair value of the loan obligation with the assumptions above.

Future maturities of long-term debt as of March 31, 2023, were as follows (in thousands):

Remainder of 2023	$4,313
2024	5,750
2025	5,750
2026	5,750
2027 and thereafter	609,812
Total	$631,375

Note 10 - Earnings (Loss) per Share

The Company computes earnings per share (“EPS”) of Class A common stock using the two-class method required for participating securities. The Company considers unvested restricted shares and vested RSUs to be participating securities because holders are entitled to be credited with dividend equivalent payments, upon the payment by the Company of dividends on shares of Common Stock.

Undistributed earnings allocated to participating securities are subtracted from net earnings (loss) attributable to Bumble Inc. in determining net earnings (loss) attributable to common stockholders. Basic EPS is computed by dividing net earnings (loss) attributable to common stockholders by the weighted-average number of shares of our Class A common stock outstanding.

For the calculation of diluted EPS, net earnings (loss) attributable to common stockholders for basic EPS is adjusted by the effect of dilutive securities.

Diluted EPS attributable to common stockholders is computed by dividing the resulting net earnings (loss) attributable to common stockholders by the weighted-average number of common shares outstanding, adjusted to give effect to dilutive elements including restricted shares, RSUs, and options to the extent these are dilutive.

The following table sets forth a reconciliation of the numerators used to compute the Company's basic and diluted earnings (loss) per share (in thousands):

	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022
Numerator:
Net earnings (loss)	$(2,329)	$23,748
Net earnings (loss) attributable to noncontrolling interests	(718)	7,547
Net earnings (loss) attributable to Bumble Inc. shareholders	$(1,611)	$16,201

The following table sets forth the computation of the Company's basic and diluted earnings (loss) per share (in thousands, except share amounts, and per share amounts, unaudited):

	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022
Basic earnings (loss) per share attributable to common stockholders
Numerator
Allocation of net earnings (loss) attributable to Bumble Inc. shareholders	$(1,614)	$16,246
Less: net earnings (loss) attributable to participating securities	—	20
Net earnings (loss) attributable to common stockholders	$(1,614)	$16,226
Denominator
Weighted average number of shares of Class A common stock outstanding	131,924,371	129,233,843
Basic earnings (loss) per share attributable to common stockholders	$(0.01)	$0.13

Diluted earnings (loss) per share attributable to common stockholders
Numerator
Allocation of net earnings (loss) attributable to Bumble Inc. shareholders	$(1,614)	$16,047
Increase in net earnings (loss) attributable to common shareholders upon conversion of potentially dilutive Common Units	—	7,701
Less: net earnings (loss) attributable to participating securities	—	20
Net earnings (loss) attributable to common stockholders	$(1,614)	$23,728
Denominator
Number of shares used in basic computation	131,924,371	129,233,843
Add: weighted-average effect of dilutive securities	—
Restricted shares	—	—
RSUs	—	579,928
Options	—	—
Common Units to Convert to Class A Common Stock	—	61,516,126
Weighted average shares of Class A common stock outstanding used to calculate diluted earnings (loss) per share	131,924,371	191,329,897
Diluted earnings (loss) per share attributable to common stockholders	$(0.01)	$0.12

The following table sets forth potentially dilutive securities that were excluded from the diluted earnings (loss) per share computation because the effect would be anti-dilutive, or issuance of such shares is contingent upon the satisfaction of certain conditions which were not satisfied by the end of the periods:

	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022
Time-vesting awards:
Options	3,902,069	2,684,067
Restricted shares	38,669	—
RSUs	6,810,786	1,165,808
Incentive units	3,017,321	507,237
Total time-vesting awards	13,768,845	4,357,112

Exit-vesting awards:
Options	95,154	164,362
Restricted shares	49,378	—
RSUs	502,251	1,007,648
Incentive units	3,363,792	4,324,868
Total exit-vesting awards	4,010,575	5,496,878
Total	17,779,420	9,853,990

Note 11 - Stock-based Compensation

Total stock-based compensation cost, net of forfeitures, was as follows:

(In thousands)	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022
Cost of revenue	$1,138	$948
Selling and marketing expense	3,527	(1,322)
General and administrative expense	14,817	9,807
Product development expense	9,102	8,124
Total stock-based compensation expense	$28,584	$17,557

Plans

Prior to the IPO, Bumble Holdings had three active plans under which awards had been granted to various employees of the Company, including key management personnel, based on their management grade.

In connection with the Sponsor Acquisition, Bumble Holdings and Buzz Management Aggregator L.P., an interest holder in Bumble Holdings, adopted two new incentive plans for the employees’ performance and retention purposes, namely the Employee Incentive Plan (“Non-U.S. Plan”) and the Equity Incentive Plan (“U.S. Plan”). The participants of the Non-U.S. Plan and U.S. Plan are selected employees of the Company and the subsidiaries. Bumble Holdings and Buzz Management Aggregator L.P. also adopted one incentive plan for Whitney Wolfe Herd (the “Founder Plan”). Awards granted under the Founder Plan and U.S. Plan were in the form of Class B Units in Bumble Holdings and Class B Units in Buzz Management Aggregator L.P., respectively (collectively, the “Class B Units”). Under the Non-U.S. Plan, participants have received phantom awards of Class B Units in Buzz Management Aggregator L.P. (the “Phantom Class B Units”) that are settled in cash equal to the notional value of the Buzz Management Aggregator Class B Units at the settlement date.

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

Compensation cost related to the Exit-Vesting awards for the three months ended March 31, 2023 and 2022 was $3.6 million and $0.9 million, respectively.

On February 25, 2023, the Board of Directors approved amendments to outstanding Exit-Vesting awards with respect to change in control provisions. See “Item 9B — Other Information” of our 2022 Form 10-K for additional details. The Company reviewed the amendments to the change of control provisions in accordance with ASC 718, Compensation—Stock Compensation, and determined that the modification does not impact the existing expense recognition and financial statement presentation.

2021 Omnibus Plan

In connection with the IPO, the Company adopted the 2021 Omnibus Plan, which became effective on the date immediately prior to the effective date of the IPO. The 2021 Omnibus Plan provides the Company with flexibility to use various equity-based incentive awards as compensation tools to motivate and retain the Company’s workforce. The Company initially reserved 30,000,000 shares of Class A common stock for the issuance of awards under the 2021 Omnibus Plan. The number of shares available for issuance under the 2021 Omnibus Plan will be increased automatically on January 1 of each fiscal year, by a number of shares of our Class A common stock equal to the least of (i) 12,000,000 shares of Class A common stock; (ii) 5% of the total number of shares of Class A common stock outstanding on the last day of the immediately preceding fiscal year, and (iii) a lower number of shares as may be determined by the Board. The Board elected not to approve an increase to the number of shares available for issuance under the 2021 Omnibus Plan for each of 2022 and 2023.

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

The fair value of Time-Vesting Options granted during the three months ended March 31, 2023 was determined using the Black-Scholes option pricing model with the following assumptions:

Volatility	80%
Expected Life	7
Risk-free rate	3.67% - 3.86%
Fair value per unit	$14.70 - $18.19
Dividend yield	0.0%

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

	Time-Vesting Incentive Units		Exit-Vesting Incentive Units
	Number of Awards	Weighted- Average Participation Threshold	Number of Awards	Weighted- Average Participation Threshold
Unvested as of December 31, 2022	3,857,248	$14.33	3,724,214	$13.81
Granted	—	—	—	—
Vested	(839,936)	13.91	(360,416)	13.81
Forfeited	—	—	—	—
Unvested as of March 31, 2023	3,017,312	$14.44	3,363,798	$13.81

As of March 31, 2023, total unrecognized compensation cost related to the Time-Vesting Incentive Units is $8.6 million, which is expected to be recognized over a weighted-average period of 2.1 years. Total unrecognized compensation cost related to the Exit-Vesting Incentive Units is $17.4 million, which is expected to be recognized over a weighted average period of 2.3 years.

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

	Time-Vesting Restricted Shares of Class A Common Stock		Exit-Vesting Restricted Shares of Class A Common Stock
	Number of Awards	Weighted- Average Grant-Date Fair Value	Number of Awards	Weighted- Average Grant-Date Fair Value
Unvested as of December 31, 2022	58,247	$7.02	55,744	$17.26
Granted	—	—	—	—
Vested	(18,746)	6.73	(5,369)	17.25
Forfeited	(832)	6.73	(997)	17.01
Unvested as of March 31, 2023	38,669	$7.17	49,378	$17.26

As of March 31, 2023, total unrecognized compensation cost related to the Time-Vesting restricted shares is $0.1 million, which is expected to be recognized over a weighted-average period of 1.9 years. Total unrecognized compensation cost related to the Exit-Vesting restricted shares is $0.4 million, which is expected to be recognized over a weighted average period of 2.3 years.

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

	Time-Vesting RSUs		Exit-Vesting RSUs
	Number of Awards	Weighted- Average Grant-Date Fair Value	Number of Awards	Weighted- Average Grant-Date Fair Value
Unvested as of December 31, 2022	4,845,852	$32.50	761,473	$40.23
Granted	3,151,151	23.10	—	—
Vested	(910,819)	34.24	(63,808)	41.31
Forfeited	(275,398)	37.21	(195,414)	33.30
Unvested as of March 31, 2023	6,810,786	$27.73	502,251	$42.79

As of March 31, 2023, total unrecognized compensation cost related to the Time-Vesting RSUs is $125.7 million, which is expected to be recognized over a weighted-average period of 3.3 years. Total unrecognized compensation cost related to the Exit-Vesting RSUs is $8.3 million, which is expected to be recognized over a weighted average period of 2.3 years.

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

The following table summarizes the Company’s option activity as it relates to Time-Vesting stock options as of March 31, 2023:

	March 31, 2023
	Number of Options	Weighted- Average Exercise Price Per Share	Weighted- Average Grant Date Fair Value Per Share
Outstanding as of December 31, 2022	2,946,118	$35.64	$20.34
Granted	1,118,390	21.36	15.96
Exercised	—	—	—
Forfeited and expired	(162,439)	42.03	21.21
Outstanding as of March 31, 2023	3,902,069	$31.28	$19.03
Exercisable as of March 31, 2023	1,025,020	$39.20	$20.78

The following table summarizes the Company’s option activity as it relates to Exit-Vesting stock options as of March 31, 2023:

	March 31, 2023
	Number of Options	Weighted- Average Exercise Price Per Share	Weighted- Average Grant Date Fair Value Per Share
Outstanding as of December 31, 2022	164,362	$43.00	$18.66
Granted	—	—	—
Exercised	—	—	—
Forfeited	(69,208)	43.00	15.30
Outstanding as of March 31, 2023	95,154	$43.00	$21.10
Exercisable as of March 31, 2023	32,998	$43.00	$19.02

Total unrecognized compensation cost related to the Time-Vesting options is $34.8 million, which is expected to be recognized over a weighted-average period of 3.2 years. Total unrecognized compensation cost related to the Exit-Vesting options is $0.5 million, which is expected to be recognized over a weighted-average period of 2.3 years.

Options have a maximum contractual term of 10 years. The aggregate intrinsic value – assuming all options are expected to vest – and weighted average remaining contractual terms of Time-Vesting and Exit-Vesting options outstanding and options exercisable were as follows as of March 31, 2023.

Aggregate intrinsic value
Time-Vesting options outstanding	—
Time Vesting options exercisable	—
Exit-Vesting options outstanding	—
Exit-Vesting options exercisable	—
Weighted-average remaining contractual term (in years)
Time-Vesting options outstanding	8.7
Time Vesting options exercisable	7.3
Exit-Vesting options outstanding	6.6
Exit-Vesting options exercisable	4.3

The weighted average exercise price exceeded the market price as of March 31, 2023, and as such, resulted in the aggregate intrinsic value to be negative for all of the Company’s stock options (referred to as “out-of-the money”).

Note 12 - Related Party Transactions

In the ordinary course of operations, the Company enters into transactions with related parties, as discussed below.

Related Party relationship	Type of Transaction	Financial Statement Line	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022
Other	Marketing costs	Selling and marketing expense	$1,232	$492
Other	Moderator costs	Cost of revenue	1,123	—
Other	Advertising revenue	Revenue	176	—

Related Party relationship	Type of Transaction	Financial Statement Line	March 31, 2023	December 31, 2022
Other	Tax receivable agreement	Accrued expenses and other current liabilities	$8,947	$8,826
Other	Tax receivable agreement	Payable to related parties pursuant to a tax receivable agreement	$416,754	$385,486

Payable to related parties pursuant to a tax receivable agreement

Concurrent with the completion of the IPO, the Company entered into a tax receivable agreement with pre-IPO owners including our Founder, our Sponsor, an affiliate of Accel Partners LP and management and other equity holders (see Note 4, Payable to Related Parties Pursuant to a Tax Receivable Agreement).

Other

The Company recognizes advertising revenues and incurs marketing expenses from Liftoff Mobile Inc. ("Liftoff"), a company in which Blackstone-affiliated funds hold a controlling interest. The Company uses TaskUs Inc. ("TaskUs"), a company in which Blackstone-affiliated funds holds more than a 20% ownership interest, for moderator services.

Note 13 - Segment and Geographic Information

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

Revenue by major geographic region is based upon the location of the customers who receive the Company’s services. The information below summarizes revenue by geographic area, based on customer location (in thousands):

	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022
North America(1)	$143,073	$123,465
Rest of the world	99,875	86,565
Total	$242,948	$210,030

(1) North America revenue includes revenue from the United States and Canada.

The United States is the only country with revenues of 10% or more of the Company’s total revenue for the three months ended March 31, 2023 and 2022.

The information below summarizes property and equipment, net by geographic area (in thousands):

	March 31, 2023	December 31, 2022
United Kingdom	$5,948	$5,893
United States	4,104	4,462
Czech Republic	4,461	1,491
Rest of the world	2,787	2,621
Total	$17,300	$14,467

United Kingdom, United States and Czech Republic are the only countries with property and equipment of 10% or more of the Company’s total property and equipment, net at March 31, 2023 and December 31, 2022.

Note 14 - Commitments and Contingencies

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

In January 2022, a purported class action complaint, UA Local 13 Pension Fund v. Bumble Inc. et al., was filed in the United States District Court for the Southern District of New York naming, among others, the Company, our Chief Executive Officer, our Chief Financial Officer, our Board of Directors and Blackstone, as defendants. The complaint asserts claims under the U.S. federal securities laws, purportedly brought on behalf of a class of purchasers of shares of Class A common stock in Bumble’s secondary public stock offering that took place in September 2021 (the “SPO”), that the SPO Registration Statement and prospectus contained false and misleading statements or omissions by failing to disclose certain information concerning Bumble and Badoo app paying users and related trends and issues with the Badoo app payment platform, and that as a result of the foregoing, Bumble’s business metrics and financial prospects were not as strong as represented in the SPO Registration Statement and prospectus. The complaint seeks unspecified damages and an award of costs and expenses, including reasonable attorneys’ fees, as well as equitable relief. In March

2023, the parties executed a settlement agreement that includes a full release of the asserted claims against the Company and other defendants in exchange for a settlement amount of $18 million. The court subsequently granted preliminary approval of the proposed settlement. The Company and its insurers have paid the full settlement amount into an escrow account in accordance with the terms of the court’s preliminary approval. The proposed settlement does not reflect an admission of any allegation or wrongdoing, and the Company believes that the allegations contained in the complaint are without merit.

Five shareholder derivative complaints have been filed in the United States District Court for the Southern District of New York, United States District Court for the District of Delaware and Delaware Court of Chancery against the Company and certain directors and officers.

•
The Glover-Mott shareholder derivative complaint, filed in April 2022, alleges a breach of fiduciary duty against management and our Board of Directors based on the same allegations and events described in the class action complaint above. The complaint seeks unspecified damages, an award of costs and disbursements, including reasonable attorneys’ fees, and that the Company be directed to take action to reform its corporate governance and internal procedures.
•
The William B. Federman Irrevocable Trust shareholder derivative complaint, filed in May 2022, alleges violations of Section 14(a) of the Exchange Act, breach of fiduciary duty, aiding and abetting breach of duty and gross mismanagement based on misstatements or omissions in the Company’s April 2022 Proxy Statement concerning alleged deficiencies in the Company’s risk management and internal controls, which allegedly led to disclosure deficiencies in the SPO documents. The complaint seeks a declaration that the individual defendants breached their fiduciary duties, aided and abetted breach of fiduciary duty, were unjustly enriched, grossly mismanaged the Company and violated the federal securities laws; an order that the individual defendants are jointly and severally liable for all damages; an order requiring the individual defendants to remit their salaries and compensation to the Company for the period of breach; unspecified equitable and injunctive relief; and costs and disbursements, including reasonable attorneys’, consultants’ and experts’ fees.
•
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
•
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
•
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

In March 2023, the Delaware Court of Chancery consolidated the Sanchez and City of Vero Beach Police Officers’ Retirement Trust Fund actions under the caption In re Bumble Inc. Stockholder Derivative Litigation. In April 2023, the consolidated action plaintiffs filed a consolidated complaint that asserts substantially similar claims and seeks substantially similar relief as the Sanchez and City of Vero Beach Police Officers’ Retirement Trust Fund complaints.

The Company has also received an inquiry from the SEC relating to the disclosures at issue in the SPO class action complaint. The Company cannot predict at this point the length of time that these matters will be ongoing, their outcome or the liability, if any, which may arise therefrom.

From time to time, the Company is subject to patent litigations asserted by non-practicing entities.

As of March 31, 2023 and December 31, 2022, the Company determined that provisions of $20.5 million and $20.5 million, respectively, reflect our best estimate of any probable future obligation for the Company’s litigations. The provision includes amounts accrued with respect to the Company’s class action lawsuit related to the SPO, representing management’s current estimated probable loss for this matter following a court-ordered mediation between the parties to the litigation. During the three months ended March 31, 2023, the Company made no payments to settle litigation matters. Legal expenses are included in “General and administrative expense” in the accompanying condensed consolidated statements of operations.

Purchase Commitments

In September 2022, the Company entered into an agreement for third-party cloud services. The Company is committed to pay a minimum of $7.1 million over the period of 18 months. If at the end of the 18 months, or upon early termination, the Company has not reached the $7.1 million in spend, the Company will be required to pay for the difference between the sum of fees already incurred and the minimum commitment. As of March 31, 2023, our minimum commitment remaining is $5.0 million.

Note 15 - Subsequent Events

In April 2023, Bumble Inc. made an additional $8.6 million distribution to the non-controlling interest holders of Bumble Holdings.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of the financial condition and results of operations of Bumble Inc. in conjunction with our unaudited condensed consolidated financial statements and related notes included elsewhere in Part I, “Item 1 – Financial Statements (Unaudited)”. This discussion contains forward-looking statements that involve risks and uncertainties about our business and operations. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include, without limitation, those discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and those identified under “Special Note Regarding Forward-Looking Statements” and Part I, “Item 1A—Risk Factors" in our 2022 Form 10-K.

Overview

We provide online dating and social networking applications through subscription and in-app purchases of products servicing North America, Europe and various other countries around the world. Bumble operates three apps, Bumble, Badoo and Fruitz, and we are a leader in the online dating space. Our apps monetize via a freemium model, where the use of the service is free and a subset of the users pay for subscriptions or in-app purchases to access premium features. We launched Bumble app in 2014 to address antiquated gender norms and a lack of kindness and accountability on the internet. We believe that healthy and equitable relationships begin with Kind Connections and focus on building authenticity and safety in the online space, which is marked at times by isolation and toxicity. We also believe there is a significant opportunity to extend our platform beyond online dating into healthy relationships across all areas of life: love, friendships, careers and beyond. By empowering women across all of their relationships, we believe that we have the potential to become a preeminent global women’s brand. By placing women at the center – where women make the first move – we are building a platform that is designed to be safe and empowering for women, and in turn, provide a better environment for everyone. Badoo app, launched in 2006, was one of the pioneers of web and mobile free-to-use dating products. In January 2022, we acquired Fruitz, a fast-growing dating app with a Gen Z focus, which is a growing segment of online dating consumers. Fruitz encourages open and honest communication of dating intentions through playful fruit metaphors. Revenues from Fruitz were included in Badoo App and Other Revenue but excluded from our key operating metrics.

Year-to-Date March 31, 2023 Consolidated Results

For the three months ended March 31, 2023 and 2022, we generated:

•
Total revenue of $242.9 million and $210.0 million, respectively;
•
Bumble App Revenue of $194.3 million and $154.4 million, respectively;
•
Badoo App and Other Revenue of $48.7 million and $55.7 million, respectively;
•
Net earnings (loss) of $(2.3) million and $23.7 million, respectively, representing net earnings (loss) margins of (1.0)%, and 11.3%, respectively; and
•
Adjusted EBITDA of $59.3 million and $49.8 million, respectively, representing Adjusted EBITDA margins of 24.4% and 23.7%, respectively.
•
Net cash provided by operating activities of $13.4 million and $19.4 million, respectively, and operating cash flow conversion of (574.9)% and 81.5%, respectively; and
•
Free cash flow of $6.6 million and $14.4 million, respectively, representing free cash flow conversion of 11.1% and 28.8%, respectively.

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

The following metrics were calculated excluding paying users and revenue generated from Fruitz:

(In thousands, except ARPPU)	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022
Bumble App Paying Users	2,318.8	1,775.2
Badoo App and Other Paying Users	1,141.0	1,232.0
Total Paying Users	3,459.8	3,007.2
Bumble App Average Revenue per Paying User	$27.93	$28.99
Badoo App and Other Average Revenue per Paying User	$12.47	$13.48
Total Average Revenue per Paying User	$22.83	$22.63

(In thousands, except per share data and percentages)	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022
Condensed Consolidated Statements of Operations Data:
Revenue	$242,948	$210,030
Net earnings (loss)	(2,329)	23,748
Net earnings (loss) attributable to Bumble Inc. shareholders	(1,611)	16,201
Net earnings (loss) per share attributable to Bumble Inc. shareholders
Basic earnings (loss) per share	$(0.01)	$0.13
Diluted earnings (loss) per share	$(0.01)	$0.12

(In thousands)	March 31, 2023	December 31, 2022
Condensed Consolidated Balance Sheets Data:
Total assets	$3,702,592	$3,692,621
Cash and cash equivalents	388,955	402,559
Long-term debt, net including current maturities	623,955	624,973

Profitability and Liquidity

We use net earnings (loss) and net cash provided by (used in) operating activities to assess our profitability and liquidity, respectively. In addition to net earnings (loss) and net cash provided by (used in) operating activities, we also use the following measures:

•
Adjusted EBITDA. We define Adjusted EBITDA as net earnings (loss) excluding income tax (benefit) provision, interest (income) expense, depreciation and amortization, stock-based compensation expense, employer costs related to stock-based compensation, foreign exchange (gain) loss, changes in fair value of contingent earn-out liability, interest rate swaps and investments in equity securities, transaction and other costs, litigation costs net of insurance reimbursements that arise outside of the ordinary course of business, tax receivable agreement liability remeasurement benefit and impairment loss. Adjusted EBITDA margin represents Adjusted EBITDA as a percentage of revenue.
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

Macroeconomic Conditions

The prevailing global economic climate, Russia-Ukraine conflict and other macroeconomic conditions, including but not limited to slower growth or economic recession, changes to fiscal and monetary policy, and exchange rate fluctuations have adversely affected and may continue to adversely impact our business as consumers face greater pressure on disposable income. The increase in interest rates by the Federal Reserve and overall market conditions have led to significant strengthening of the U.S. dollar against other global currencies in 2022, and has remained volatile during the first quarter of 2023. A strong U.S. dollar has impacted and may continue to impact our revenue and earnings through the remainder of 2023. We continuously monitor the direct and indirect impacts of these circumstances on our business and financial results.

For additional information, see “Risk Factors—General Risk Factors—We are exposed to changes in the global macroeconomic environment beyond our control, which may adversely affect consumer discretionary spending, demand for our products and services, and our expenses” in Part I, Item 1A. of our 2022 Form 10-K.

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

For additional information, see “Risk Factors—Risks Related to Our Brand, Products and Operations―Our operations may be adversely affected by ongoing developments in Russia, Ukraine and surrounding countries, including due to the impact of our decision to discontinue our operations in Russia and remove our apps from the Apple App Store and Google Play Store in Russia and Belarus” in Part I, Item 1A. of our 2022 Form 10-K.

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

Secondary Offerings

On September 15, 2021, the Company completed a secondary offering of 20.70 million shares of Class A common stock on behalf of certain selling stockholders affiliated with Blackstone Inc. at a price of $54.00 per share. This transaction resulted in the issuance of 9.2 million Class A shares for the period ending September 30, 2021.

On March 8, 2023, the Company completed a secondary offering of 13.75 million shares of Class A common stock on behalf of certain selling stockholders affiliated with Blackstone Inc., and the Founder at a price of $22.80 per share. This transaction resulted in the issuance of 7.2 million Class A shares for the period ending March 31, 2023.

Bumble did not sell any shares of Class A common stock in these offerings and did not receive any of the proceeds from the sales. Bumble paid the costs associated with the sales of shares by the selling stockholders, net of the underwriting discounts.

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

For additional information, see “Risk Factors—Bumble Inc. will be required to pay certain of our pre-IPO owners for most of the benefits relating to tax depreciation or amortization deductions that we may claim as a result of Bumble Inc.’s allocable share of existing tax basis acquired in the IPO, Bumble Inc.’s increase in its allocable share of existing tax basis and anticipated tax basis adjustments we receive in connection with sales or exchanges of Common Units (including Common Units issued upon conversion of vested Incentive Units) in connection with or after the IPO and our utilization of certain tax attributes of the Blocker Companies.” and “Risk Factors—In certain cases, payments under the tax receivable agreement may be accelerated and/or significantly exceed the actual benefits Bumble Inc. realizes in respect of the tax attributes subject to the tax receivable agreement.” in each case, in Part I, Item 1A. of our 2022 Form 10-K.

For additional information, see Note 4, Payable to Related Parties Pursuant to a Tax Receivable Agreement, to our unaudited condensed consolidated financial statements included in Part I, “Item 1 – Financial Statements (Unaudited)” of this Quarterly Report on Form 10-Q.

We have determined that it is more likely than not that we will be unable to realize certain tax benefits that were received in connection with the Reorganization Transactions and our IPO. As a result of this determination, we have not recorded the benefit of these deferred tax assets as of March 31, 2023. The Company is entitled to certain depreciation and amortization deductions as a result of its allocable share of existing tax basis acquired in the IPO and increases in its allocable share of existing basis and adjustments to the tax basis of the assets of Bumble Holdings as a result of sales or exchanges in connection with the IPO. There is significant existing tax basis in the assets of Bumble Holdings as a result of the Sponsor Acquisition. Based on current projections, we anticipate having sufficient taxable income to be able to realize these tax benefits and have recorded a liability of $425.7 million associated with the tax receivable agreement related to these benefits, of which $8.9 million is included in "Accrued expenses and other current liabilities." The ability of the deferred tax assets to be realized is evaluated based on all positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent results of operations. We will assess the ability of the deferred tax assets to be realized at each reporting period, and a change in our estimate of our liability associated with the tax receivable agreement may result as additional information becomes available, including results of operations in future periods. During the three months ended March 31, 2023, our tax receivable agreement liability increased by $31.4 million principally due to the effects of the March 2023 secondary offering of 13.75 million shares of Class A common stock of certain selling stockholders and the Founder.

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

At the IPO date, we concluded that our public offering represented a qualifying liquidity event that would cause the Exit-Vesting awards’ performance conditions to be probable. As such, we started to recognize stock-based compensation expense for the Exit-Vesting awards. On July 15, 2022, the Exit-Vesting awards, with vesting based on certain performance conditions, were modified to also provide for time-based vesting in 36 equal installments and we began to recognize incremental stock-based compensation associated with the modification of these awards. Compensation cost related to the Exit-Vesting awards for the three months ended March 31, 2023 and 2022 was $3.6 million and $0.9 million, respectively.

For additional information, see Note 11, Stock-based Compensation, to our unaudited condensed consolidated financial statements included in Part I, “Item 1 – Financial Statements (Unaudited)” of this Quarterly Report on Form 10-Q.

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

Cost of revenue

Cost of revenue consists primarily of in-app purchase fees due on payments processed through the Apple App Store and Google Play Store. Purchases on Android, mobile web and desktop may have additional payment methods, such as credit card or via telecom providers. These purchases incur fees which vary depending on payment method. Purchase fees are deferred and expensed over the same period as revenue.

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

Results of Operations

The following table sets forth our unaudited condensed consolidated statement of operations information for the periods presented:

(In thousands)	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022
Revenue	$242,948	$210,030
Operating costs and expenses:
Cost of revenue	70,580	55,612
Selling and marketing expense	63,590	56,829
General and administrative expense	49,831	23,853
Product development expense	33,152	27,788
Depreciation and amortization expense	16,731	26,929
Total operating costs and expenses	233,884	191,011
Operating earnings (loss)	9,064	19,019
Interest income (expense)	(5,219)	(5,591)
Other income (expense), net	(3,561)	13,230
Income (loss) before income taxes	284	26,658
Income tax benefit (provision)	(2,613)	(2,910)
Net earnings (loss)	(2,329)	23,748
Net earnings (loss) attributable to noncontrolling interests	(718)	7,547
Net earnings (loss) attributable to Bumble Inc. shareholders	$(1,611)	$16,201

The following table sets forth our unaudited condensed consolidated statement of operations information as a percentage of revenue for the periods presented:

	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022
Revenue	100.0%	100.0%
Operating costs and expenses:
Cost of revenue	29.1%	26.5%
Selling and marketing expense	26.2%	27.1%
General and administrative expense	20.5%	11.4%
Product development expense	13.6%	13.2%
Depreciation and amortization expense	6.9%	12.8%
Total operating costs and expenses	96.3%	90.9%
Operating earnings (loss)	3.7%	9.1%
Interest income (expense)	(2.1)%	(2.7)%
Other income (expense), net	(1.5)%	6.3%
Income (loss) before income taxes	0.1%	12.7%
Income tax benefit (provision)	(1.1)%	(1.4)%
Net earnings (loss)	(1.0)%	11.3%
Net earnings (loss) attributable to noncontrolling interests	(0.3)%	3.6%
Net earnings (loss) attributable to Bumble Inc. shareholders	(0.7)%	7.7%

The following table sets forth the stock-based compensation expense, net of forfeitures, included in operating costs and expenses:

(In thousands)	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022
Cost of revenue	$1,138	$948
Selling and marketing expense	3,527	(1,322)
General and administrative expense	14,817	9,807
Product development expense	9,102	8,124
Total stock-based compensation expense	$28,584	$17,557

Comparison of the Three Months Ended March 31, 2023 and 2022

Revenue

(In thousands)	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022
Bumble App	$194,277	$154,367
Badoo App and Other	48,671	55,663
Total Revenue	$242,948	$210,030

Total Revenue was $242.9 million for the three months ended March 31, 2023, compared to $210.0 million to the same period in 2022. The increase was primarily driven by growth in Total Paying Users and, to a lesser extent, a slight increase in Total Average Revenue per Paying User, partially offset by fluctuations in foreign currency exchange rates.

Bumble App Revenue was $194.3 million for the three months ended March 31, 2023, compared to $154.4 million for the same period in 2022. This increase was primarily driven by a 30.6% increase in Bumble App Paying Users to 2.3 million partially offset by a 3.6% decline in Bumble App ARPPU to $27.93. The increase in Bumble App Revenue was due to growth in core markets and international expansion, partially offset by fluctuations in foreign currency exchange rates.

Badoo App and Other Revenue was $48.7 million for the three months ended March 31, 2023, compared to $55.7 million for the same period in 2022. This decrease was driven by a 7.4% decrease in Badoo App and Other Paying Users to 1.1 million due to the Company’s decision to remove all of its apps from the Apple App Store and Google Play Store in Russia and Belarus in March 2022 and the continued impact of global macroeconomic conditions. We expect the impact of macroeconomic conditions to continue to have an adverse impact on Badoo App and Other Paying Users in the remaining quarters of 2023. The decrease in Badoo App and Other Revenue was also driven by a 7.5% decrease in Badoo App and Other ARPPU to $12.47. In addition, other revenue of $6.0 million for the three months ended March 31, 2023, increased by $0.1 million, or 2.4% compared to the same period in 2022.

Cost of revenue

(In thousands, except percentages)	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022
Cost of revenue	$70,580	$55,612
Percentage of revenue	29.1%	26.5%

Cost of revenue for the three months ended March 31, 2023 increased by $15.0 million, or 26.9%, as compared to the same period in 2022, driven primarily by growth in in-app purchase fees due to increasing revenue. As a percentage of revenue, cost of revenue increased primarily due to increased moderators of our content and the adoption of Google Play billing in many of our markets.

Selling and marketing expense

(In thousands, except percentages)	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022
Selling and marketing expense	$63,590	$56,829
Percentage of revenue	26.2%	27.1%

Selling and marketing expense for the three months ended March 31, 2023 increased by $6.8 million, or 11.9%, as compared to the same period in 2022. The change was primarily due to a $6.0 million increase in personnel-related expenses.

General and administrative expense

(In thousands, except percentages)	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022
General and administrative expense	$49,831	$23,853
Percentage of revenue	20.5%	11.4%

General and administrative expense for the three months ended March 31, 2023 increased by $26.0 million, or 108.9%, as compared to the same period in 2022. The change was primarily driven by a $20.1 million decrease in gain resulting from the change in fair value of the contingent earn-out liabilities and a $7.7 million increase in personnel-related expenses, partially offset by a $2.5 million decrease in legal and professional fees.

Product development expense

(In thousands, except percentages)	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022
Product development expense	$33,152	$27,788
Percentage of revenue	13.6%	13.2%

Product development expense in the three months ended March 31, 2023 increased by $5.4 million, or 19.3%, as compared to the same period in 2022, primarily driven by an increase in personnel-related expenses.

Depreciation and amortization expense

(In thousands, except percentages)	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022
Depreciation and amortization expense	$16,731	$26,929
Percentage of revenue	6.9%	12.8%

Depreciation and amortization expense for the three months ended March 31, 2023 decreased by $10.2 million, or 37.9%, as compared to the same period in 2022, primarily due to the full amortization of the legacy Badoo user base in July 2022.

Interest income (expense)

(In thousands, except percentages)	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022
Interest income (expense)	$(5,219)	$(5,591)
Percentage of revenue	(2.1)%	(2.7)%

Interest expense for the three months ended March 31, 2023 decreased by $0.4 million, or 6.7%, compared to the same period in 2022. The change was due to the Company investing surplus funds in money market funds since the fourth quarter of 2022 to earn interest income, partially offset by an increase in interest rates on our outstanding debt under the credit agreements.

Other income (expense), net

(In thousands, except percentages)	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022
Other income (expense), net	$(3,561)	$13,230
Percentage of revenue	(1.5)%	6.3%

Other income (expense), net for the three months ended March 31, 2023 decreased by $16.8 million, or 126.9%, compared to the same period in 2022. The change was primarily due to a $15.0 million decrease resulting from the change in fair values of interest rate swaps, and a $1.8 million decrease in net foreign exchange gains.

Income tax benefit (provision)

(In thousands, except percentages)	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022
Income tax benefit (provision)	$(2,613)	$(2,910)
Effective tax rate	920.1%	10.9%

Income tax provision was $(2.6) million for the three months ended March 31, 2023, as compared to $(2.9) million for the same period in 2022. The income tax provision was relatively consistent year over year, but resulted in a higher effective tax rate for the three months ended March 31, 2023 as the income before income taxes was near break-even.

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

To properly and prudently evaluate our business, we encourage investors to review the financial statements included elsewhere in this report, and not rely on a single financial measure to evaluate our business. We also strongly urge investors to review the reconciliation of net earnings (loss) to Adjusted EBITDA, the computation of Adjusted EBITDA margin as compared to net earnings (loss) margin which is net earnings (loss) as a percentage of revenue, the reconciliation of net cash provided by (used in) operating activities to free cash flow, and the computation of free cash flow conversion as compared to operating cash flow conversion, which is net cash provided by (used in) operating activities as a percentage of net earnings (loss) in each case set forth below.

We define Adjusted EBITDA as net earnings (loss) excluding income tax (benefit) provision, interest (income) expense, depreciation and amortization, stock-based compensation expense, employer costs related to stock-based compensation, foreign exchange (gain) loss, changes in fair value of contingent earn-out liability, interest rate swaps and investments in equity securities, transaction and other costs, litigation costs net of insurance reimbursements that arise outside of the ordinary course of business, tax receivable agreement liability remeasurement (benefit) expense and impairment loss. Adjusted EBITDA margin represents Adjusted EBITDA as a percentage of revenue.

We define free cash flow as net cash provided by (used in) operating activities less capital expenditures. Free cash flow conversion represents free cash flow as a percentage of Adjusted EBITDA. Operating cash flow conversion represents net cash provided by (used in) operating activities as a percentage of net earnings (loss).

The following table reconciles our non-GAAP financial measures to the most comparable GAAP financial measures for the periods presented:

(In thousands, except percentages)	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022
Net earnings (loss)	$(2,329)	$23,748
Add back:
Income tax (benefit) provision	2,613	2,910
Interest (income) expense	5,219	5,591
Depreciation and amortization	16,731	26,929
Stock-based compensation expense	28,584	17,557
Employer costs related to stock-based compensation (1)	2,559	1,072
Litigation costs, net of insurance reimbursements (2)	1,533	2,817
Foreign exchange (gain) loss (3)	(568)	(2,395)
Changes in fair value of interest rate swaps(4)	4,233	(10,817)
Transaction and other costs(5)	1,297	3,108
Changes in fair value of contingent earn-out liability	(646)	(20,709)
Changes in fair value of investments in equity securities	100	—
Adjusted EBITDA	$59,326	$49,811
Net earnings (loss) margin	(1.0)%	11.3%
Adjusted EBITDA margin	24.4%	23.7%

Net cash provided by (used in) operating activities	$13,389	$19,358
Less:
Capital expenditures	(6,811)	(4,996)
Free cash flow	$6,578	$14,362
Operating cash flow conversion	(574.9)%	81.5%
Free cash flow conversion	11.1%	28.8%

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
(4)
Represents fair value (gain) loss on interest rate swaps.
(5)
Represents transaction costs related to acquisitions and our offerings such as legal, accounting, advisory fees and other related costs. Amount in 2022 also includes employee-related restructuring costs directly associated with our decision to discontinue our operations in Russia including severance benefits, relocation and advisory fees.

Liquidity and Capital Resources

Overview

As of March 31, 2023, we had $389.0 million of cash and cash equivalents, a decrease of $13.6 million from December 31, 2022 primarily due to lower cash generated from operations due to timing of receipts and bonus payouts. The Company’s principal sources of liquidity are our cash and cash equivalents and cash generated from operations. Our primary uses of liquidity are operating expenses and capital expenditures, funding our debt obligations, partnership tax distributions, paying income taxes and obligations under our tax receivable agreement and effectuating share repurchases as discussed below. Based on current conditions, we believe that we have sufficient financial resources to fund our activities and execute our business plans during the next twelve months.

Our Board of Directors has approved a share repurchase program of up to $150 million of our outstanding Class A Common stock. Bumble intends to use the program to repurchase shares on a discretionary basis from time to time, subject to general business and market conditions and other investment opportunities, through open market purchases, privately negotiated transactions or other means, including through 10b5-1 trading plans. This repurchase program may be commenced, suspended or discontinued at any time.

Cash Flow Information

The following table summarizes our unaudited condensed consolidated cash flow information for the periods presented:

(In thousands)	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022
Net cash provided by (used in):
Operating activities	$13,389	$19,358
Investing activities	(6,811)	(74,716)
Financing activities	(16,168)	(7,146)

Operating activities

Net cash provided by operating activities was $13.4 million and $19.4 million, respectively, in the three months ended March 31, 2023 and 2022. This includes adjustments to net earnings (loss) for the three months ended March 31, 2023 and 2022 related to: depreciation and amortization of $16.7 million and $26.9 million, respectively; stock-based compensation of $28.6 million and $17.6 million, respectively; change in fair value of interest rate swaps of $4.2 million and $(10.8) million, respectively; and change in fair value of deferred contingent consideration of $(0.6) million and $(20.7) million, respectively. The changes in assets and liabilities for the three months ended March 31, 2023 and 2022 consist primarily of: changes in accrued expenses and other current liability of $(14.2) million and $(0.7) million, respectively; and changes in accounts receivables of $(26.0) million and $0.5 million, respectively, driven by timing of cash receipts.

Investing activities

Net cash used in investing activities was $6.8 million and $74.7 million for the three months ended March 31, 2023 and 2022, respectively. The Company had capital expenditures of $6.8 million and $5.0 million in the three months ended March 31, 2023 and 2022, respectively. In the three months ended March 31, 2022, the Company also used $69.7 million for the acquisition of Fruitz (net of cash acquired).

Financing activities

Net cash used in financing activities was $16.2 million and $7.1 million in the three months ended March 31, 2023 and 2022, respectively. During the three months ended March 31, 2023 and 2022, the Company used $9.3 million and $5.7 million, respectively, for shares withheld to satisfy employee tax withholding requirements upon vesting of restricted stock units. The Company used $1.4 million in both of the three months ended March 31, 2023 and 2022 to repay a portion of the outstanding indebtedness under our Original Term Loan. In addition, Bumble Holdings made a $5.4 million cash distribution payment to the non-controlling interest holders in the three months ended March 31, 2023. In April 2023, Bumble Holdings made an additional $8.6 million distribution to the non-controlling interest holders of Bumble Holdings.

Indebtedness

Senior Secured Credit Facilities

In connection with the Sponsor Acquisition, in January 2020, we entered into a credit agreement (the “Credit Agreement”) providing for (i) a term loan facility in an original aggregate principal amount of $575.0 million (the “Original Term Loan Facility”) and (ii) a revolving facility in an aggregate principal amount of up to $50.0 million. In connection with a transaction whereby we distributed proceeds to our pre-IPO owners and to partially repay a loan from our Founder, in October 2020, we entered into the Incremental Term Loan Facility (the “Incremental Term Loan Facility” and together with the Original Term Loan Facility, the “Senior Secured Credit Facilities”) in an original aggregate principal amount of $275.0 million. The Incremental Term Loan provides for additional senior secured term loans with substantially identical terms as the Original Term Loan Facility (other than the applicable margin). A portion of the net proceeds from the initial public offering was used to repay $200.0 million aggregate principal amount of our outstanding indebtedness under our Term Loan Facility in the three months ended March 31, 2021. The Credit Agreement was further amended in March 2023, pursuant to which the interest rate benchmark referenced to LIBOR was transitioned to SOFR. The borrower under the Credit Agreement is a wholly owned subsidiary of Bumble Holdings, Buzz Finco L.L.C. (the “Borrower”). The Credit Agreement contains affirmative and negative covenants and customary events of default.

Borrowings under the Credit Agreement bear interest at a rate equal to, at the Borrower’s option, either (i) LIBOR prior to March 31, 2023 and Adjusted Term SOFR beginning March 31, 2023 for the relevant interest period, adjusted for statutory reserve requirements (subject to a floor of 0.0% on the Original Term Loan and 0.50% on the Incremental Term Loan), plus an applicable margin or (ii) a base rate equal to the highest of (a) the rate of interest in effect as last quoted by the Wall Street Journal as the “Prime Rate” in the United States, (b) the federal funds effective rate plus 0.50% and (c) adjusted LIBOR prior to April 1, 2023 and Adjusted Term SOFR beginning April 1, 2023, for an interest period of one month plus 1.00% (subject to a floor of 0.00% per annum), in each case, plus an applicable margin. The applicable margin for loans under the Revolving Credit Facility is subject to adjustment based upon the consolidated first lien net leverage ratio of the Borrower and its restricted subsidiaries and is subject to reduction after the consummation of our initial public offering.

In addition to paying interest on the outstanding principal under the Credit Agreement, the Borrower is required to pay a commitment fee of 0.50% per annum (which is subject to a decrease to 0.375% per annum based upon the consolidated first lien net leverage ratio of the Borrower and its restricted subsidiaries) to the lenders under the Revolving Credit Facility in respect of the unutilized commitments thereunder. The Borrower must also pay customary letter of credit fees and an annual administrative agency fee.

The Original Term Loan Facility amortizes in equal quarterly installments in aggregate annual amounts equal to 1.00% of the principal amount of the Original Term Loan Facility outstanding as of the date of the closing of the Original Term Loan Facility, with the balance being payable at maturity on January 29, 2027. The Incremental Term Loan Facility amortizes in equal quarterly installments in aggregate annual amounts equal to 1.00% of the principal amount of the Incremental Term Loan Facility outstanding as of the date of the closing of the Incremental Term Loan Facility, with the balance being payable at maturity on January 29, 2027. Following the $200.0 million aggregate principal payment of outstanding indebtedness during the three months ended March 31, 2021 quarterly installment payments on the Incremental Term Loan Facility are no longer required for the remaining term of the facility. Principal amounts outstanding under the Revolving Credit Facility are due and payable in full at maturity on January 29, 2025.

Contractual Obligations and Contingencies

The following table summarizes our contractual obligations as of March 31, 2023:

	Payments due by period
(In thousands)	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
Long-term debt	$5,750	$11,500	$614,125	$—	$631,375
Operating leases	3,314	5,902	6,959	2,688	18,863
Other	6,334	2,663	—	—	8,997
Total	$15,398	$20,065	$621,084	$2,688	$659,235

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

The payments that we may be required to make under the tax receivable agreement to the pre-IPO owners may be significant and are not reflected in the contractual obligations table set forth above as they are dependent upon future taxable income. Assuming no material changes in the relevant tax law, and that we earn sufficient taxable income to realize all tax benefits that are subject to the tax receivable agreement, we expect future payments under the tax receivable agreement related to the Offering Transactions and subsequent activity through March 31, 2023 to aggregate to $723.7 million and to range over the next 15 years from approximately $8.9 million to $58.2 million per year and decline thereafter. In determining these estimated future payments, we have given retrospective effect to certain exchanges of Common Units for Class A shares that occurred after the IPO but were contemplated to have occurred pursuant to the Blocker Restructuring. The foregoing numbers are merely estimates, and the actual payments could differ materially. See Note 4, Payable to Related Parties Pursuant to a Tax Receivable Agreement, for additional information.

In connection with the Sponsor Acquisition in January 2020, we entered into a contingent consideration arrangement, consisting of an earn-out payment to the former shareholders of Worldwide Vision Limited of up to $150 million. In addition, we entered into a contingent consideration arrangement for an earn-out payment of up to $10 million in connection with our January 2022 acquisition of Fruitz. The timing and amount of such payments, that we may be required to make, is not reflected in the contractual obligations table set forth above as the payment to the former shareholders of Worldwide Vision Limited is dependent upon the achievement of a specified return on invested capital by our Sponsor and our payment to Fruitz is dependent upon the achievement of certain net revenue targets. See “Item 8―Financial Statements and Supplementary Data ― Note 7, Business Combination” in our 2022 Annual Report on Form 10-K for additional information.

In September 2022, we entered into an agreement for third-party cloud services. We are committed to pay a minimum of $7.1 million over the period of 18 months. If at the end of the 18 months, or upon early termination, we have not reached the $7.1 million in spend, we will be required to pay for the difference between the sum of fees already incurred and the minimum commitment. As of March 31, 2023, our minimum commitment remaining is $5.0 million.

Critical Accounting Policies and Estimates

We have discussed the estimates and assumptions that we believe are critical because they involve a higher degree of judgment in their application and are based on information that is inherently uncertain in our Annual Report on Form 10-K for the year ended December 31, 2022. There have been no significant changes to these accounting policies and estimates for the three months ended March 31, 2023.

Related Party Transactions

For discussions of related party transactions, see Note 12, Related Party Transactions, to the condensed consolidated financial statements included in "Item 1 - Financial Statements (Unaudited)."

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Foreign Currency Exchange Risk

We conduct business in certain foreign markets, primarily in the United Kingdom and the European Union. For the three months ended March 31, 2023 and 2022, revenue outside of North America accounted for 41.1% and 41.2% of combined revenue, respectively. Our primary exposure to foreign currency exchange risk is the underlying user’s functional currency other than the U.S. Dollar, primarily the British Pound and Euro. As foreign currency exchange rates change, translation of the statements of operations of our international businesses into U.S. dollars affects year-over-year comparability of operating results. The average Euro and British Pound versus the U.S. Dollar exchange rate was 4.5% and 9.5% lower in the three months ended March 31, 2023 compared to the three months ended March 31, 2022, respectively.

Historically, we have not hedged any foreign currency exposures. We have performed a sensitivity analysis as of March 31, 2023 and 2022. A hypothetical 10% change in British Pound and Euro, relative to the U.S. Dollar, would have changed revenue by $1.6 million and $3.4 million for the three months ended March 31, 2023 and 2022, respectively, with all other variables held constant. This accounts for 2% of total revenue for both quarters ended March 31, 2023 and 2022. Our continued international expansion increases our exposure to exchange rate fluctuations and as a result such fluctuations could have a significant impact on our future results of operations.

Interest Rate Risk

At March 31, 2023, we had debt outstanding with a carrying value of $624.0 million. With consideration of the financial impact of our interest rate swaps, a hypothetical interest rate increase of 1% would have increased interest expense for the three months ended March 31, 2023 by $0.7 million based upon the outstanding debt balances and interest rates in effect during that period. See Note 9, Debt, within the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report. Borrowings under our Senior Secured Credit Facilities bear interest at a variable market rate. In order to reduce the financial impact of increases in interest rates, the Company entered into two interest rate swaps for a total notional amount of $350 million on June 22, 2020. The effective date for the interest rate swaps is June 30, 2020 and final maturity date is June 30, 2024. The financial impact of the interest rate swaps is to fix the variable interest rate element on $350 million of the long-term debt at a rate of 0.4008%.

In July 2017, the UK’s Financial Conduct Authority, which regulates LIBOR, announced that it intends to phase out USD LIBOR for new loans by the end of 2021 and will stop publishing USD LIBOR after June 30, 2023. The expected discontinuation, reform or replacement of LIBOR may result in fluctuating interest rates, or higher interest rates, which could have a material adverse effect on our interest expense. In March, 2023, in connection with a Benchmark Discontinuation Event, the Company entered into Amendment No. 2 to the Original Credit Agreement (“Amendment No. 2”), which provided for the transition of the benchmark interest rate from LIBOR to the Secured Overnight Financing Rate ("SOFR") pursuant to benchmark replacement provisions set forth in the Original Credit Agreement. Pursuant to the terms of Amendment No. 2, effective with the interest period beginning March 31, 2023, LIBOR was replaced with Term SOFR, a forward-looking term rate based on SOFR, plus a credit spread adjustment of 0.10% with respect to the Term Loans and 0.00% with respect to loans under the Revolving Credit Facility (Term SOFR plus such credit spread adjustment, “Adjusted Term SOFR”). All other terms of the Original Credit Agreement unrelated to the benchmark replacement and its incorporation were unchanged by Amendment No. 2. Effective March 31, 2023 all Term Loans outstanding are bearing interest based on Adjusted Term SOFR and there were no Revolving Credit Loans outstanding. In April 2023, we amended our interest rate swaps expiring in June 2024. Pursuant to this amendment, effective on March 31, 2023, the benchmark reference rate was transitioned from LIBOR to Term SOFR and the variable interest rate element on $350 million of the long-term debt was fixed at a rate of 0.3299%.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2023, our disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (“SEC”), and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

For additional information, see Note 14, Commitments and Contingencies, to our unaudited condensed consolidated financial statements included in Part I, “Item 1—Financial Statements (Unaudited)” of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

Item 1A. Risk Factors.

For a discussion of our risk factors, see Part I, “Item 1A—Risk Factors” of our 2022 Form 10-K. Refer also to the other information set forth in this Quarterly Report on Form 10-Q, including in the “Special Note Regarding Forward-Looking Statements,” and in Part I, “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Item 1—Financial Statements (Unaudited)”.

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
10.1

Amended and Restated Employment Agreement, dated February 22, 2023, by and between Bumble Trading LLC and Anuradha Subramanian (incorporated by reference to Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K filed on February 28, 2023).†

10.2

Amended and Restated Employment Agreement, dated February 22, 2023, by and between Bumble Trading LLC and Laura Franco (incorporated by reference to Exhibit 10.14 to the Registrant’s Annual Report on Form 10-K filed on February 28, 2023).†

10.3*

Amendment No. 2 to the Credit Agreement, dated as of March 20, 2023, by and among Buzz Bidco L.L.C., Buzz Finco L.L.C., the guarantors party thereto, Citibank, N.A., as administrative agent, collateral agent and swingline lender and the lenders party thereto.

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

BUMBLE INC.

Date: May 5, 2023	By:	/s/ Whitney Wolfe Herd
Whitney Wolfe Herd
Chief Executive Officer

Date: May 5, 2023	By:	/s/ Anuradha B. Subramanian
Anuradha B. Subramanian
Chief Financial Officer