Form 10-Q
period 2023-09-30
Bumble Inc.
filed 2023-11-08
CIK 1830043

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of October 31, 2023, Bumble Inc. had 136,751,357 shares of Class A common stock, par value $0.01 per share, outstanding and 20 shares of Class B common stock, par value $0.01 per share, outstanding.

SPECIAL NOTE REGARDING Forward-Looking Statements

This Quarterly Report on Form 10-Q, or this Quarterly Report, contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements reflect the current views of management of Bumble Inc. with respect to, among other things, its operations, its financial performance, its industry, and its business. Forward-looking statements include all statements that are not historical facts. In some cases, you can identify these forward-looking statements by the use of words such as “outlook,” “believe(s),” “expect(s),” “potential,” “continue(s),” “may,” “will,” “should,” “could,” “would,” “seek(s),” “predict(s),” “intend(s),” “trends,” “plan(s),” “estimate(s),” “anticipates,” “projection,” “will likely result” and or the negative version of these words or other comparable words of a future or forward-looking nature. Such forward-looking statements are subject to various risks and uncertainties. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements. These factors include, but are not limited to, the following:

•
our ability to retain existing users or attract new users and to convert users to paying users
•
competition and changes in the competitive landscape of our market
•
our ability to distribute our dating products through third parties, such as Apple App Store or Google Play Store, and offset related fees
•
the impact of data security breaches or cyber attacks on our systems and the costs of remediation related to any such incidents
•
the continued development and upgrading of our technology platform and our ability to adapt to rapid technological developments and changes in a timely and cost-effective manner
•
our ability to obtain, maintain, protect and enforce intellectual property rights and successfully defend against claims of infringement, misappropriation or other violations of third-party intellectual property
•
our ability to comply with complex and evolving U.S. and international laws and regulations relating to our business, including data privacy laws
•
foreign currency exchange rate fluctuations
•
risks relating to certain of our international operations, including geopolitical conditions and successful expansion into new markets
•
the impact of current developments in Russia, Ukraine and surrounding countries on our business and users, including the impact of our decision to discontinue our operations in Russia and remove our apps from the Apple App Store and Google Play Store in Russia and Belarus
•
control of us by Blackstone and our Founder (each, as defined below)
•
the outsized voting rights of Blackstone and our Founder
•
the inability to attract hire and retain a highly qualified and diverse workforce, or maintain our corporate culture
•
changes in business or macroeconomic conditions, including the impact of widespread health emergencies or pandemics and measures taken in response, lower consumer confidence in our business or in the online dating industry generally, recessionary conditions, increased unemployment rates, stagnant or declining wages, changes in inflation or interest rates, geopolitical events, political unrest, armed conflicts, including conflicts in Eastern Europe and the Middle East, extreme weather events or natural disasters

For more information regarding these and other risks and uncertainties that we face, see Part I, “Item 1A—Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2022 (“2022 Form 10-K”). These factors should not be construed as exhaustive and we caution you that the important factors referenced above may not contain all of the factors that are important to you. Bumble Inc. undertakes no obligation to publicly update or review any forward-looking statements, whether as a result of new information, future developments or otherwise, except as required by law.

Website and Social Media Disclosure

We use our websites (www.bumble.com and ir.bumble.com) and at times our corporate X account (formerly known as Twitter) (www.twitter.com/bumble) and LinkedIn (www.linkedin.com/company/bumble) to distribute company information. The information we post through these channels may be deemed material. Accordingly, investors should monitor these channels, in addition to following our press releases, SEC filings and public conference calls and webcasts. In addition, you may automatically receive e-mail alerts and other information about Bumble when you enroll your e-mail address by visiting the “E-mail Alerts” section of our website at ir.bumble.com. The contents of our website and social media channels are not, however, a part of this Quarterly Report on Form 10-Q.

Certain Definitions

As used in this Quarterly Report, unless otherwise noted or the context requires otherwise:

•
“Badoo App and Other Average Revenue per Paying User” or “Badoo App and Other ARPPU” is a metric calculated based on Badoo App and Other Revenue in any measurement period (excluding any revenue generated from Fruitz and Official, advertising and partnerships or affiliates) divided by Badoo App and Other Paying Users in such period divided by the number of months in the period.
•
a “Badoo App and Other Paying User” is a user that has purchased or renewed a subscription plan and/or made an in-app purchase on Badoo app in a given month or made a purchase on one of our other apps that we owned and operated in a given month (excluding Fruitz and Official), or made a purchase on other third-party apps that used our technology in the relevant period. We calculate Badoo App and Other Paying Users as a monthly average, by counting the number of Badoo App and Other Paying Users in each month and then dividing by the number of months in the relevant measurement period.
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
•
a “Bumble App Paying User” is a user that has purchased or renewed a Bumble app or Bumble For Friends app subscription plan and/or made an in-app purchase on Bumble app or Bumble For Friends app in a given month. We calculate Bumble App Paying Users as a monthly average, by counting the number of Bumble App Paying Users in each month and then dividing by the number of months in the relevant measurement period.
•
“Bumble App Revenue” is revenue derived from purchases or renewals of a Bumble app or Bumble For Friends app subscription plan and/or in-app purchases on Bumble app or Bumble For Friends app in the relevant period.
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
•
"Official" refers to Newel Corporation, which operates the Official app.
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
•
“Total Average Revenue per Paying User” or “Total ARPPU” is a metric calculated based on Total Revenue in any measurement period (excluding any revenue generated from Fruitz and Official, advertising and partnerships or affiliates) divided by the Total Paying Users in such period divided by the number of months in the period.
•
“Total Paying Users” is the sum of Bumble App Paying Users and Badoo App and Other Paying Users.
•
“Total Revenue” is the sum of Bumble App Revenue and Badoo App and Other Revenue.
•
“user” is a user ID, a unique identifier assigned during registration.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

Bumble Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share information)

(Unaudited)

	September 30, 2023	December 31, 2022
ASSETS
Cash and cash equivalents	$439,184	$402,559
Accounts receivable, net	102,007	66,930
Other current assets	42,952	31,882
Total current assets	584,143	501,371
Right-of-use assets	15,537	17,419
Property and equipment, net	13,589	14,467
Goodwill	1,584,062	1,579,770
Intangible assets, net	1,495,791	1,524,428
Deferred tax assets, net	32,379	24,050
Other noncurrent assets	7,692	31,116
Total assets	$3,733,193	$3,692,621
LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$5,351	$3,367
Deferred revenue	49,305	46,108
Accrued expenses and other current liabilities	136,471	156,443
Current portion of long-term debt, net	5,750	5,750
Total current liabilities	196,877	211,668
Long-term debt, net	616,179	619,223
Deferred tax liabilities, net	8,766	8,077
Payable to related parties pursuant to a tax receivable agreement	416,754	385,486
Other long-term liabilities	14,458	14,588
Total liabilities	1,253,034	1,239,042
Commitments and contingencies (Note 14)
Shareholders’ equity:
Class A common stock (par value $0.01 per share, 6,000,000,000 shares authorized; 138,003,587 shares issued and 136,683,215 shares outstanding as of September 30, 2023; 129,774,299 shares issued and outstanding as of December 31, 2022)	1,380	1,298
Class B common stock (par value $0.01 per share, 1,000,000 shares authorized; 20 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively)	—	—
Preferred stock (par value $0.01; authorized 600,000,000 shares; no shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively)	—	—
Additional paid-in capital	1,750,233	1,691,911
Treasury stock (1,320,372 and no shares as of September 30, 2023 and December 31, 2022, respectively)	(15,743)	—
Accumulated deficit	(118,058)	(139,871)
Accumulated other comprehensive income	71,911	74,477
Total Bumble Inc. shareholders’ equity	1,689,723	1,627,815
Noncontrolling interests	790,436	825,764
Total shareholders’ equity	2,480,159	2,453,579
Total liabilities and shareholders’ equity	$3,733,193	$3,692,621

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Bumble Inc.

Condensed Consolidated Statements of Operations

(In thousands, except per share information)

(Unaudited)

	Three Months Ended September 30, 2023	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2023	Nine Months Ended September 30, 2022
Revenue	$275,510	$232,639	$778,193	$661,875
Operating costs and expenses:
Cost of revenue	80,049	64,581	227,366	181,702
Selling and marketing expense	68,848	64,316	197,767	180,628
General and administrative expense	48,577	27,265	141,706	100,061
Product development expense	30,909	28,378	100,294	81,054
Depreciation and amortization expense	17,127	19,755	50,825	73,835
Total operating costs and expenses	245,510	204,295	717,958	617,280
Operating earnings (loss)	30,000	28,344	60,235	44,595
Interest income (expense), net	(5,256)	(6,866)	(16,585)	(18,446)
Other income (expense), net	252	6,545	(6,278)	24,729
Income (loss) before income taxes	24,996	28,023	37,372	50,878
Income tax benefit (provision)	(1,872)	(1,618)	(7,228)	(5,756)
Net earnings (loss)	23,124	26,405	30,144	45,122
Net earnings (loss) attributable to noncontrolling interests	6,453	8,342	8,331	14,298
Net earnings (loss) attributable to Bumble Inc. shareholders	$16,671	$18,063	$21,813	$30,824
Net earnings (loss) per share attributable to Bumble Inc. shareholders
Basic earnings (loss) per share	$0.12	$0.14	$0.16	$0.24
Diluted earnings (loss) per share	$0.12	$0.14	$0.16	$0.23

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Bumble Inc.

Condensed Consolidated Statements of Comprehensive Operations

(In thousands)

(Unaudited)

	Three Months Ended September 30, 2023	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2023	Nine Months Ended September 30, 2022
Net earnings (loss)	$23,124	$26,405	$30,144	$45,122
Other comprehensive income (loss), net of tax:
Change in foreign currency translation adjustment	(9,283)	(14,220)	(3,558)	(24,398)
Total other comprehensive income (loss), net of tax	(9,283)	(14,220)	(3,558)	(24,398)
Comprehensive income (loss)	13,841	12,185	26,586	20,724
Comprehensive income (loss) attributable to noncontrolling interests	3,865	4,051	7,339	6,428
Comprehensive income (loss) attributable to Bumble Inc. shareholders	$9,976	$8,134	$19,247	$14,296

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Bumble Inc.

Condensed Consolidated Statements of Changes in Equity

Three months ended September 30, 2023

(In thousands, except per share amounts)

(Unaudited)

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Treasury Stock		Accumulated	Accumulated Other Comprehensive	Total Bumble Inc. Shareholders'	Noncontrolling	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Income	Equity	Interests	Equity
Balance as of June 30, 2023	137,771,696	$1,378	20	$—	$1,735,792	1,320,372	$(15,743)	$(134,729)	$78,606	$1,665,304	$781,028	$2,446,332
Net earnings (loss)	—	—	—	—	—	—	—	16,671	—	16,671	6,453	23,124
Stock-based compensation expense	—	—	—	—	16,177	—	—	—	—	16,177	6,255	22,432
Cancellation of restricted shares	(6,864)		—	—	—	—	—	—	—	—	—	—
Restricted stock units issued, net of shares withheld for taxes	225,029	2	—	—	(1,736)	—	—	—	—	(1,734)	(666)	(2,400)
Exchange of Common Units for Class A common stock	13,726	—	—	—	—	—	—	—	—	—	—	—
Distribution to noncontrolling interest holders	—	—	—	—	—	—	—	—	—	—	(46)	(46)
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	—	(6,695)	(6,695)	(2,588)	(9,283)
Balance as of September 30, 2023	138,003,587	$1,380	20	$—	$1,750,233	1,320,372	$(15,743)	$(118,058)	$71,911	$1,689,723	$790,436	$2,480,159

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

Bumble Inc.

Condensed Consolidated Statements of Changes in Equity

Nine months ended September 30, 2023

(In thousands, except per share amounts)

(Unaudited)

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Treasury Stock		Accumulated	Accumulated Other Comprehensive	Total Bumble Inc. Shareholders'	Noncontrolling	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Income	Equity	Interests	Equity
Balance as of December 31, 2022	129,774,299	$1,298	20	$—	$1,691,911	—	$—	$(139,871)	$74,477	$1,627,815	$825,764	$2,453,579
Net earnings (loss)	—	—	—	—	—	—	—	21,813	—	21,813	8,331	30,144
Stock-based compensation expense	—	—	—	—	(5,333)	—	—	—	—	(5,333)	91,258	85,925
Impact of Tax Receivable Agreement due to exchanges of Common Units	—	—	—	—	(31,389)	—	—	—	—	(31,389)	—	(31,389)
Cancellation of restricted shares	(8,693)	—	—	—	(27)	—	—	—	—	(27)	27	—
Restricted stock units issued, net of shares withheld for taxes	978,485	10	—	—	(10,118)	—	—	—	—	(10,108)	(4,257)	(14,365)
Exchange of Common Units for Class A common stock	7,259,496	72	—	—	105,189	—	—	—	—	105,261	(105,261)	—
Distribution to noncontrolling interest holders	—	—	—	—	—	—	—	—	—	—	(19,287)	(19,287)
Share repurchases	—	—	—	—	—	1,320,372	(15,743)	—	—	(15,743)	(5,147)	(20,890)
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	—	(2,566)	(2,566)	(992)	(3,558)
Balance as of September 30, 2023	138,003,587	$1,380	20	$—	$1,750,233	1,320,372	$(15,743)	$(118,058)	$71,911	$1,689,723	$790,436	$2,480,159

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

Bumble Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30, 2023	Nine Months Ended September 30, 2022
Cash flows from operating activities:
Net earnings (loss)	$30,144	$45,122
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	50,825	73,835
Impairment loss	—	4,388
Changes in fair value of interest rate swaps	9,029	(18,404)
Changes in fair value of contingent earn-out liability	(24,241)	(46,399)
Non-cash lease expense	2,640	3,479
Deferred income tax	(8,880)	(6,501)
Stock-based compensation expense	83,660	77,179
Net foreign exchange difference	(3,300)	(28,054)
Other, net	1,240	12,463
Changes in assets and liabilities:
Accounts receivable	(32,759)	(5,176)
Other current assets	(1,784)	20,261
Accounts payable	2,464	(9,841)
Deferred revenue	3,149	4,679
Legal liabilities	1,475	(7,130)
Lease liabilities	(2,991)	(3,237)
Accrued expenses and other current liabilities	7,664	(34,880)
Other, net	334	(15)
Net cash provided by (used in) operating activities	118,669	81,769
Cash flows from investing activities:
Capital expenditures	(12,769)	(11,311)
Acquisition of business, net of cash acquired	(9,820)	(69,720)
Net cash provided by (used in) investing activities	(22,589)	(81,031)
Cash flows from financing activities:
Repayment of term loan	(4,313)	(4,313)
Distributions paid to noncontrolling interest holders	(19,287)	—
Share repurchases	(20,890)	—
Withholding tax paid on behalf of employees on stock-based awards	(13,865)	(7,352)
Net cash provided by (used in) financing activities	(58,355)	(11,665)
Effects of exchange rate changes on cash and cash equivalents	(2,117)	13,641
Net increase (decrease) in cash and cash equivalents and restricted cash	35,608	2,714
Cash and cash equivalents and restricted cash, beginning of the period	407,042	369,175
Cash and cash equivalents and restricted cash, end of the period	442,650	371,889
Less restricted cash	(3,466)	(6,784)
Cash and cash equivalents, end of the period	$439,184	$365,105

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

Assuming the exchange of all outstanding Common Units for shares of Class A common stock on a one-for-one basis under the exchange agreement entered into by holders of Common Units, there would be 188,199,837 shares of Class A common stock outstanding (which does not reflect any shares of Class A common stock issuable in exchange for as-converted Incentive Units or upon settlement of certain other interests) as of September 30, 2023.

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

Statements of Changes in Equity Reclassification

In the second quarter of 2023, the Company adjusted balances within its Consolidated Statements of Changes in Equity to correct the allocation of stock-based compensation of $75.5 million from additional paid-in capital to noncontrolling interests. This amount relates to adjustments to additional paid-in capital and noncontrolling interests that had been incorrectly presented in the consolidated financial statements included within our previously filed Quarterly Reports on Form 10-Q for the quarters ended March 31, 2021 through March 31, 2023 and Annual Reports on Form 10-K for years ended December 31, 2022 and 2021. This classification adjustment is recorded in "Stock-based compensation expense" within our Condensed Consolidated Statements of Changes in Equity for the nine month periods ended September 30, 2023.

The Company concluded the misclassification to be immaterial to the consolidated financial statements and noted that it has no impact on previously reported consolidated statements of operations, comprehensive operations, and cash flows.

Statements of Operations Reclassification

Beginning on January 1, 2023, the Company reclassified certain employee and non-employee related expenses that support engineering, data design and product management, as well as maintenance and support costs for technology infrastructure, from "General and administrative expense" to "Product development expense" in the Condensed Consolidated Statements of Operations to align with operational functions. The Company has reclassified $2.6 million and $7.6 million of expenses for the three and nine months ended September 30, 2022, respectively, to conform to the current year presentation.

Certain prior year amounts have been reclassified to conform to the current year presentation.

Note 2 - Summary of Selected Significant Accounting Policies

Included below are selected significant accounting policies including those that were added or modified during the nine months ended September 30, 2023 as a result of new transactions entered into or the adoption of new accounting policies. Refer to Note 2, Summary of Selected Significant Accounting Policies, within the annual consolidated financial statements in our 2022 Form 10-K for the full list of our significant accounting policies.

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

As of September 30, 2023 and December 31, 2022, the Company has classified the cash held in Russia as restricted cash due to the sanctions imposed by the Russia-Ukraine Conflict, which is included in “Other noncurrent assets” within the accompanying condensed consolidated balance sheets.

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

In May 2023, the Board of Directors approved a share repurchase program of up to $150.0 million of our outstanding Class A common stock. During the three and nine months ended September 30, 2023, share repurchases were nil and 1.3 million shares of Class A common stock, respectively. As of September 30, 2023, a total of $129.1 million remains available for repurchase under the repurchase program. On November 7, 2023, the Company announced an increase in the share repurchase program authorized amount from $150.0 million to $300.0 million.

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

During the three and nine months ended September 30, 2023 and 2022, there were no customers representing greater than 10% of total revenue.

For the periods presented, revenue across apps was as follows (in thousands):

	Three Months Ended September 30, 2023	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2023	Nine Months Ended September 30, 2022
Bumble App	$221,785	$180,641	$624,039	$503,482
Badoo App and Other	53,725	51,998	154,154	158,393
Total Revenue	$275,510	$232,639	$778,193	$661,875

Deferred Revenue

Deferred revenue consists of advance payments that are received or are contractually due in advance of the Company's performance. The Company’s deferred revenue is reported on a contract by contract basis at the end of each reporting period. The Company classifies deferred revenue as current when the term of the applicable subscription period or expected completion of the performance obligation is one year or less. The deferred revenue balance is $49.3 million and $46.1 million as of September 30, 2023 and December 31, 2022, respectively, all of which is classified as a current liability. During the three months ended September 30, 2023 and 2022, the Company recognized revenue of $2.9 million and $2.5 million, respectively, which was included in the deferred revenue balance at the beginning of each respective period. During the nine months ended September 30, 2023 and 2022, the Company recognized revenue of $45.0 million and $39.1 million, respectively, that was included in the deferred revenue balance at the beginning of each respective period.

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

At the IPO date, the Company concluded that our public offering represented a qualifying liquidity event that would cause the performance conditions to be probable of occurring. As such, compensation expense for performance-based stock awards was recognized over the requisite service period on a straight-line basis as achievement was probable. On July 15, 2022, the Exit-Vesting awards, with vesting based on certain performance conditions, were modified to also provide for time-based vesting in 36 equal installments and we began to recognize incremental stock-based compensation associated with the modification of these awards using the graded attribution method.

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

Note 3 - Income Taxes

The Company is subject to U.S. federal and state income taxes and files consolidated income tax returns for U.S. federal and certain state jurisdictions with respect to its allocable share of any net taxable income of Bumble Holdings. For the three and nine months ended September 30, 2023, the Company's effective tax rate was 7.5% and 19.3%, respectively, which differs from the U.S. federal statutory tax rate of 21% primarily due to the geographical distribution of our earnings, income attributable to noncontrolling interests, nondeductible stock-based compensation, and a valuation allowance recorded against certain deferred tax assets arising in the current year.

For the three and nine months ended September 30, 2022, our effective tax rates were 5.8% and 11.3%, respectively, which differ from the U.S. federal statutory tax rate of 21% primarily due to the geographical distribution of our earnings, income attributable to noncontrolling interests, nondeductible stock-based compensation, and a valuation allowance recorded against certain deferred tax assets arising in the current year.

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

We have determined that it is more likely than not that we will be unable to realize tax benefits related to certain basis adjustments and acquired net operating losses that were received in connection with the Reorganization Transactions and our IPO. As a result of this determination, we have not recorded the benefit of these deferred tax assets as of September 30, 2023. The realizability of the deferred tax assets is evaluated based on all positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent results of operations. We will assess the realizability of the deferred tax assets at each reporting period, and a change in our estimate of our liability associated with the tax receivable agreement may result as additional information becomes available, including results of operations in future periods. At the time of the Sponsor Acquisition, the assets and liabilities of Bumble Holdings were adjusted to fair value on the closing date of the business combination for both financial reporting and income tax purposes. As a result of the IPO transaction, we inherited certain tax benefits associated with this stepped-up basis (“Common Basis”) created when certain pre-IPO owners acquired their interests in Bumble Holdings in the Sponsor Acquisition. This Common Basis entitles us to the depreciation and amortization deductions previously allocable to the pre-IPO owners. Based on current projections, we anticipate having sufficient taxable income to be able to realize the benefit of this Common Basis and have recorded a tax receivable agreement liability to related parties of $416.8 million related to these benefits as of September 30, 2023. To the extent that we determine that we are able to realize the tax benefits associated with the basis adjustments and net operating losses, we would record an additional liability of $298.0 million for a total liability of $714.8 million. If, in the future, we are not able to utilize the Common Basis, we would record a reduction in the tax receivable agreement liability to related parties that would result in a benefit recorded within our consolidated statement of operations. During the nine months ended September 30, 2023, our tax receivable agreement liability increased by a net $22.4 million principally due to the effects of the March 2023 secondary offering of 13.75 million shares of Class A common stock of certain selling stockholders and the Founder and partially offset by the tax receivable agreement payments of $8.9 million made during the three months ended June 30, 2023.

Note 5 - Property and Equipment, net

A summary of the Company’s property and equipment, net is as follows (in thousands):

	September 30, 2023	December 31, 2022
Computer equipment	$22,840	$22,366
Leasehold improvements	4,576	6,135
Furniture and fixtures	708	875
Total property and equipment, gross	$28,124	$29,376
Accumulated depreciation	(14,535)	(14,909)
Total property and equipment, net	$13,589	$14,467

Depreciation expense related to property and equipment, net for the three months ended September 30, 2023 and 2022 was $2.2 million and $2.1 million, respectively, and for the nine months ended September 30, 2023 and 2022 was $7.1 million and $6.5 million, respectively.

Note 6 - Goodwill and Intangible Assets, net

Goodwill

The changes in the carrying amount of goodwill for the period presented are as follows (in thousands):

Balance as of December 31, 2022	$1,579,770
Acquisition	4,636
Foreign currency translation adjustment	(344)
Balance as of September 30, 2023	$1,584,062

On April 26, 2023, the Company entered into a definitive agreement to purchase all the outstanding shares of Newel Corporation ("Newel") for a purchase price of approximately $10.0 million in cash. Newel (popularly known as Official) is an app that facilitates personal communication between partners. The Company acquired approximately $5.4 million in identifiable net assets and recognized goodwill of $4.6 million during the quarter ended June 30, 2023, based on a preliminary purchase price allocation. The goodwill is not expected to be tax deductible.

There were no impairment charges recorded for goodwill for the three and nine months ended September 30, 2023 and 2022.

Intangible Assets, net

A summary of the Company’s intangible assets, net is as follows (in thousands):

	September 30, 2023
	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment Losses	Net Carrying Amount	Weighted- Average Remaining Useful Life (Years)
Brands - indefinite-lived	$1,511,269	$—	$(141,000)	$1,370,269	Indefinite
Brands - definite-lived	41,765	(4,314)	—	37,451	12.5
Developed technology	249,303	(181,189)	—	68,114	1.4
User base	113,727	(113,064)	—	663	0.6
White label contracts	33,384	(6,953)	(26,431)	—	—
Other	26,489	(7,195)	—	19,294	3.9
Total intangible assets, net	$1,975,937	$(312,715)	$(167,431)	$1,495,791

	December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment Losses	Net Carrying Amount	Weighted- Average Remaining Useful Life (Years)
Brands - indefinite-lived	$1,511,269	$—	$(141,000)	$1,370,269	Indefinite
Brands - definite-lived	36,280	(2,217)	—	34,063	14.1
Developed technology	248,727	(143,704)	—	105,023	2.1
User base	113,487	(112,877)	—	610	—
White label contracts	33,384	(6,953)	(26,431)	—	—
Other	17,761	(3,298)	—	14,463	4.3
Total intangible assets, net	$1,960,908	$(269,049)	$(167,431)	$1,524,428

Amortization expense related to intangible assets, net for the three months ended September 30, 2023 and 2022 was $14.9 million and $17.7 million, respectively, and for the nine months ended September 30, 2023 and 2022 was $43.8 million and $67.3 million, respectively.

As of September 30, 2023, amortization of intangible assets with definite lives is estimated to be as follows (in thousands):

Remainder of 2023	$15,002
2024	59,646
2025	13,232
2026	5,060
2027 and thereafter	30,243
Total	$123,183

Note 7 - Other Financial Data

Consolidated Balance Sheets Information

Other current assets are comprised of the following balances (in thousands):

	September 30, 2023	December 31, 2022
Capitalized aggregator fees	$12,451	$10,917
Prepayments	12,178	9,201
Income tax receivable	432	4,491
Derivative asset	13,065	—
Other receivables	4,826	7,273
Total other current assets	$42,952	$31,882

Accrued expenses and other current liabilities are comprised of the following balances (in thousands):

	September 30, 2023	December 31, 2022
Legal liabilities	$21,981	$20,501
Payroll and related expenses	20,511	20,814
Marketing expenses	26,097	19,874
Other accrued expenses	16,548	14,536
Lease liabilities	1,392	3,135
Income tax payable	9,043	3,092
Contingent earn-out liability	28,086	52,327
Payable to related parties pursuant to a tax receivable agreement	—	8,826
Other payables	12,813	13,338
Total accrued expenses and other current liabilities	$136,471	$156,443

Other non-current liabilities are comprised of the following balances (in thousands):

	September 30, 2023	December 31, 2022
Lease liabilities	$13,252	$13,750
Other liabilities	1,206	838
Total other liabilities	$14,458	$14,588

Note 8 - Fair Value Measurements

The following tables present the Company’s financial instruments that are measured at fair value on a recurring basis (in thousands):

	September 30, 2023
	Level 1	Level 2	Level 3	Total Fair Value Measurements
Assets:
Cash equivalent - money market funds	$339,777	$—	$—	$339,777
Derivative asset	—	13,065	—	13,065
Investments in equity securities	—	—	2,408	2,408
	$339,777	$13,065	$2,408	$355,250
Liabilities:
Contingent earn-out liability	$—	$—	$28,086	$28,086
	$—	$—	$28,086	$28,086

	December 31, 2022
	Level 1	Level 2	Level 3	Total Fair Value Measurements
Assets:
Cash equivalent - money market funds	$322,409	$—	$—	$322,409
Derivative asset	—	22,094	—	22,094
Investments in equity securities	—	—	2,577	2,577
	$322,409	$22,094	$2,577	$347,080
Liabilities:
Contingent earn-out liability	$—	$—	$52,327	$52,327
	$—	$—	$52,327	$52,327

There were no transfers between levels between September 30, 2023 and December 31, 2022.

The carrying value of accounts receivable, accounts payable, income tax payable, accrued expenses and other payables approximate their fair values due to the short-term maturities of these instruments.

The Company’s contingent earn-out liability is measured at fair value on a recurring basis using significant unobservable inputs (Level 3) and totaled $28.1 million and $52.3 million as of September 30, 2023 and December 31, 2022, respectively. Contingent earn-out liability is included in “Accrued expenses and other current liabilities” in the accompanying condensed consolidated balance sheets.

As of September 30, 2023, there is a contingent consideration arrangement, consisting of an earn-out payment to former shareholders of Worldwide Vision Limited of up to $150.0 million. The Company determined the fair value of the contingent earn-out liability by using a probability-weighted analysis to determine the amount of the liabilities, and, if the arrangement is long-term in nature, applying a discount rate that captures the risks associated with the duration of the obligation. The number of scenarios in the probability-weighted analyses vary; generally, more scenarios are prepared for longer duration and more complex arrangements. As of September 30, 2023 and December 31, 2022, the fair value of the contingent earn-out liability reflects a risk-free rate of 5.5% and 4.7%, respectively.

In addition, there is a contingent consideration arrangement, consisting of an earn-out payment of up to $10.0 million in connection with the acquisition of Fruitz in January 2022. As of September 30, 2023, the balance of the contingent earn-out liability was nil.

The Company classified contingent earn-out arrangements as liabilities at the time of the acquisition, as they will be settled in cash, and remeasures the fair values of the contingent earn-out liabilities each reporting period thereafter until settled. The fair value of the contingent earn-out liabilities are sensitive to changes in the stock price, discount rates and the timing of the future payments, which are based upon estimates of future achievement of the performance metrics. Changes in fair values of contingent earn-out liabilities are recognized in “General and administrative expense” in the accompanying condensed consolidated statements of operations. The change in fair value of the contingent earn-out liability was $(11.3) million and $(27.0) million for the three months ended September 30, 2023 and 2022, respectively, and $(24.2) million and $(46.4) million for the nine months ended September 30, 2023 and 2022, respectively.

Note 9 - Debt

Total debt is comprised of the following (in thousands):

	September 30, 2023	December 31, 2022
Term Loan due January 29, 2027	$628,500	$632,813
Less: unamortized debt issuance costs	6,571	7,840
Less: current portion of debt, net	5,750	5,750
Total long-term debt, net	$616,179	$619,223

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

The interest rates in effect for the Original Term Loan and the Incremental Term Loan as of September 30, 2023 were 8.17% and 8.67%, respectively. The Original Term Loan Facility amortizes in equal quarterly installments in aggregate annual amounts equal to 1.00% of the principal amount of the Original Term Loan Facility outstanding as of the date of the closing of the Original Term Loan Facility, with the balance being payable at maturity on January 29, 2027. The Incremental Term Loan Facility amortizes in equal quarterly installments in aggregate annual amounts equal to 1.00% of the principal amount of the Incremental Term Loan Facility outstanding as of the date of the closing of the Incremental Term Loan Facility, with the balance being payable at maturity on January 29, 2027. Following the $200.0 million aggregate principal payment of amount of outstanding indebtedness during the three months ended March 31, 2021 quarterly installment payments on the Incremental Term Loan Facility are no longer required for the remaining term of the facility. Principal amounts outstanding under the Revolving Credit Facility are due and payable in full at maturity on January 29, 2025. As of September 30, 2023, and at all times during the nine months ended September 30, 2023, the Company was in compliance with the financial debt covenants.

As the loans are issued with a floating rate of interest, the Company believes that the fair value of the obligations is approximated by the principal amount of the loans as of September 30, 2023. The carrying value of the Term Loans includes the outstanding principal amount, less unamortized debt issuance costs. Therefore, the Company assumes the carrying value of the debt, before any transaction costs, would closely approximate the fair value of the loan obligation with the assumptions above.

Future maturities of long-term debt as of September 30, 2023, were as follows (in thousands):

Remainder of 2023	$1,437
2024	5,750
2025	5,750
2026	5,750
2027 and thereafter	609,813
Total	$628,500

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

The following table sets forth a reconciliation of the numerators used to compute the Company's basic and diluted earnings (loss) per share (in thousands):

	Three Months Ended September 30, 2023	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2023	Nine Months Ended September 30, 2022
Numerator:
Net earnings (loss)	$23,124	$26,405	$30,144	$45,122
Net earnings (loss) attributable to noncontrolling interests	6,453	8,342	8,331	14,298
Net earnings (loss) attributable to Bumble Inc. shareholders	$16,671	$18,063	$21,813	$30,824

The following table sets forth the computation of the Company's basic and diluted earnings (loss) per share (in thousands, except share amounts, and per share amounts, unaudited):

	Three Months Ended September 30, 2023	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2023	Nine Months Ended September 30, 2022
Basic earnings (loss) per share attributable to common stockholders
Numerator
Allocation of net earnings (loss) attributable to Bumble Inc. shareholders	$16,671	$18,042	$21,461	$30,855
Less: net earnings (loss) attributable to participating securities	9	18	14	33
Net earnings (loss) attributable to common stockholders	$16,662	$18,024	$21,447	$30,822
Denominator
Weighted average number of shares of Class A common stock outstanding	136,457,412	129,464,491	135,185,151	129,366,351
Basic earnings (loss) per share attributable to common stockholders	$0.12	$0.14	$0.16	$0.24

Diluted earnings (loss) per share attributable to common stockholders
Numerator
Allocation of net earnings (loss) attributable to Bumble Inc. shareholders	$16,487	$17,628	$21,199	$30,362
Increase in net earnings (loss) attributable to common shareholders upon conversion of potentially dilutive Common Units	6,637	8,777	8,945	14,760
Less: net earnings (loss) attributable to participating securities	9	18	14	33
Net earnings (loss) attributable to common stockholders	$23,115	$26,387	$30,130	$45,089
Denominator
Number of shares used in basic computation	136,457,412	129,464,491	135,185,151	129,366,351
Add: weighted-average effect of dilutive securities
Restricted shares	—	—	—	—
RSUs	1,375,772	1,597,664	1,244,705	988,602
Options	—	—	—	—
Common Units to Convert to Class A Common Stock	53,584,628	62,924,260	55,831,913	61,968,587
Weighted average shares of Class A common stock outstanding used to calculate diluted earnings (loss) per share	191,417,812	193,986,415	192,261,769	192,323,540
Diluted earnings (loss) per share attributable to common stockholders	$0.12	$0.14	$0.16	$0.23

The following table sets forth potentially dilutive securities that were excluded from the diluted earnings (loss) per share computation because the effect would be anti-dilutive, or issuance of such shares is contingent upon the satisfaction of certain conditions which were not satisfied by the end of the periods:

	Three Months Ended September 30, 2023	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2023	Nine Months Ended September 30, 2022
Time-vesting awards:
Options	3,844,085	2,698,372	3,844,085	2,698,372
Restricted shares	—	—	—	—
RSUs	2,252,668	92,173	2,280,638	481,978
Incentive units	401,614	266,723	366,393	344,648
Total time-vesting awards	6,498,367	3,057,268	6,491,116	3,524,998

Exit-vesting awards:
Options	79,908	164,362	79,908	164,362
Restricted shares	—	—	—	—
RSUs	—	208,007	—	208,007
Incentive units	958,133	300,732	1,012,768	372,819
Total exit-vesting awards	1,038,041	673,101	1,092,676	745,188
Total	7,536,408	3,730,369	7,583,792	4,270,186

Note 11 - Stock-based Compensation

Total stock-based compensation cost, net of forfeitures, was as follows:

(In thousands)	Three Months Ended September 30, 2023	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2023	Nine Months Ended September 30, 2022
Cost of revenue	$542	$807	$2,800	$2,726
Selling and marketing expense	2,469	3,779	7,191	4,547
General and administrative expense	10,352	22,461	44,029	43,959
Product development expense	8,165	10,128	29,640	25,947
Total stock-based compensation expense	$21,528	$37,175	$83,660	$77,179

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

Compensation cost related to the Exit-Vesting awards for the three months ended September 30, 2023 and 2022 was $5.0 million and $16.0 million, respectively, and $14.0 million and $19.5 million for the nine months ended September 30, 2023 and 2022, respectively.

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

The fair value of Time-Vesting awards granted or modified at the time of the IPO was determined using the Black-Scholes option pricing model with the following assumptions:

Volatility	55%-60%
Expected Life	0.5-7.4 years
Risk-free rate	0.1%-0.8%
Fair value per unit	$43.00
Dividend yield	0%
Discount for lack of marketability(1)	15%-25%

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

Volatility	55%
Expected Life	1.8 years
Risk-free rate	0.1%
Fair value per unit	$43.00
Dividend yield	0%
Discount for lack of marketability(1)	15%

(1) Discount for lack of marketability for Time-Vesting awards and Exit-Vesting awards is only applicable for Incentive Units granted in Bumble Holdings at the time of the IPO.

The fair value of Time-Vesting Options granted during the nine months ended September 30, 2023 was determined using the Black-Scholes option pricing model with the following assumptions:

Volatility	60%-80%
Expected Life	7.0 years
Risk-free rate	3.7%-4.4%
Fair value per unit	$10.00-$15.30
Dividend yield	0%

Incentive Units in Bumble Holdings

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

	Time-Vesting Incentive Units		Exit-Vesting Incentive Units
	Number of Awards	Weighted- Average Participation Threshold	Number of Awards	Weighted- Average Participation Threshold
Unvested as of December 31, 2022	3,857,248	$14.33	3,724,214	$13.81
Granted	—	—	—	—
Vested	(1,175,615)	13.37	(1,063,172)	13.32
Forfeited	(146,094)	43.00	(117,236)	12.35
Unvested as of September 30, 2023	2,535,539	$13.12	2,543,806	$12.67

As of September 30, 2023, total unrecognized compensation cost related to the Time-Vesting Incentive Units is $3.2 million, which is expected to be recognized over a weighted-average period of 1.6 years. Total unrecognized compensation cost related to the Exit-Vesting Incentive Units is $9.3 million, which is expected to be recognized over a weighted-average period of 1.8 years.

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

	Time-Vesting Restricted Shares of Class A Common Stock		Exit-Vesting Restricted Shares of Class A Common Stock
	Number of Awards	Weighted- Average Grant-Date Fair Value	Number of Awards	Weighted- Average Grant-Date Fair Value
Unvested as of December 31, 2022	58,247	$7.02	55,744	$17.26
Granted	—	—	—	—
Vested	(19,330)	7.02	(15,581)	17.24
Forfeited	(4,062)	8.06	(4,631)	18.14
Unvested as of September 30, 2023	34,855	$6.90	35,532	$17.15

As of September 30, 2023, total unrecognized compensation cost related to the Time-Vesting restricted shares is $47.0 thousand, which is expected to be recognized over a weighted-average period of 1.3 years. Total unrecognized compensation cost related to the Exit-Vesting restricted shares is $0.2 million, which is expected to be recognized over a weighted-average period of 1.8 years.

RSUs in Bumble Inc.

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

	Time-Vesting RSUs		Exit-Vesting RSUs
	Number of Awards	Weighted- Average Grant-Date Fair Value	Number of Awards	Weighted- Average Grant-Date Fair Value
Unvested as of December 31, 2022	4,845,852	$32.50	761,473	$40.23
Granted	4,127,622	21.69	—	—
Vested	(1,476,389)	32.89	(170,127)	42.23
Forfeited	(643,892)	31.06	(205,080)	33.74
Unvested as of September 30, 2023	6,853,193	$26.04	386,266	$42.79

As of September 30, 2023, total unrecognized compensation cost related to the Time-Vesting RSUs is $86.2 million, which is expected to be recognized over a weighted-average period of 2.9 years. Total unrecognized compensation cost related to the Exit-Vesting RSUs is $4.5 million, which is expected to be recognized over a weighted-average period of 1.8 years.

Options

Under the 2021 Omnibus Plan, the Company has granted certain stock options with the underlying equity being shares of the Company’s Class A common stock. These stock options are inclusive of both Time-Vesting stock options and Exit-Vesting stock options. Time-Vesting stock options either vest over a four or a five-year period, and the weighted-average remaining contractual term has been specified in the table below. Exit-Vesting stock options vest upon satisfaction of a performance condition under which Blackstone and its affiliates receive cash proceeds in respect of certain MOIC and IRR hurdles, subject to the recipient’s continued employment at the time of satisfaction. At the IPO date, the Company concluded that the public offering represented a qualifying liquidity event that would cause the Exit-Vesting options’ performance conditions to be probable of occurring. In July 2022, the Exit-Vesting options were modified to also provide for time-based vesting in 36 equal installments, with the first installment vesting on August 29, 2022, and subsequent installments vesting on each of the next 35 monthly anniversaries of August 29, 2022, subject to the award holder’s continued employment through each applicable vesting date and subject to other terms and conditions of the award (as noted above in the section headed “Post-IPO Award Reclassification”).

The following table summarizes the Company’s option activity as it relates to Time-Vesting stock options as of September 30, 2023:

	September 30, 2023
	Number of Options	Weighted- Average Exercise Price Per Share	Weighted- Average Grant Date Fair Value Per Share
Outstanding as of December 31, 2022	2,946,118	$35.64	$20.34
Granted	1,250,466	20.84	13.42
Exercised	—	—	—
Forfeited and expired	(352,499)	41.16	21.30
Outstanding as of September 30, 2023	3,844,085	$30.32	$17.70
Exercisable as of September 30, 2023	1,029,160	$37.59	$20.57

The following table summarizes the Company’s option activity as it relates to Exit-Vesting stock options as of September 30, 2023:

	September 30, 2023
	Number of Options	Weighted- Average Exercise Price Per Share	Weighted- Average Grant Date Fair Value Per Share
Outstanding as of December 31, 2022	164,362	$43.00	$18.66
Granted	—	—	—
Exercised	—	—	—
Forfeited	(84,454)	43.00	15.30
Outstanding as of September 30, 2023	79,908	$43.00	$22.21
Exercisable as of September 30, 2023	31,071	$43.00	$22.21

Total unrecognized compensation cost related to the Time-Vesting options is $18.9 million, which is expected to be recognized over a weighted-average period of 2.7 years. Total unrecognized compensation cost related to the Exit-Vesting options is $0.3 million, which is expected to be recognized over a weighted-average period of 1.8 years.

Options have a maximum contractual term of 10 years. The aggregate intrinsic value – assuming all options are expected to vest – and weighted-average remaining contractual terms of Time-Vesting and Exit-Vesting options outstanding and options exercisable were as follows as of September 30, 2023.

Aggregate intrinsic value
Time-Vesting options outstanding	—
Time Vesting options exercisable	—
Exit-Vesting options outstanding	—
Exit-Vesting options exercisable	—
Weighted-average remaining contractual term (in years)
Time-Vesting options outstanding	8.5
Time Vesting options exercisable	7.7
Exit-Vesting options outstanding	7.4
Exit-Vesting options exercisable	7.4

The weighted-average exercise price exceeded the market price as of September 30, 2023, and as such, resulted in the aggregate intrinsic value to be negative for all of the Company’s stock options (referred to as “out-of-the money”).
Note 12 - Related Party Transactions

In the ordinary course of operations, the Company enters into transactions with related parties, as discussed below.

Related Party relationship	Type of Transaction	Financial Statement Line	Three Months Ended September 30, 2023	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2023	Nine Months Ended September 30, 2022
Other	Marketing costs	Selling and marketing expense	$1,331	$836	$3,941	$2,362
Other	Moderator costs	Cost of revenue	1,442	566	3,902	1,120
Other	Advertising revenue	Revenue	218	143	552	400

Related Party relationship	Type of Transaction	Financial Statement Line	September 30, 2023	December 31, 2022
Pre-IPO owners	Tax receivable agreement	Accrued expenses and other current liabilities	$—	$8,826
Pre-IPO owners	Tax receivable agreement	Payable to related parties pursuant to a tax receivable agreement	416,754	385,486

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

Revenue by major geographic region is based upon the location of the customers who receive the Company’s services. The information below summarizes revenue by geographic area, based on customer location (in thousands):

	Three Months Ended September 30, 2023	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2023	Nine Months Ended September 30, 2022
North America(1)	$154,699	$141,808	$445,156	$400,177
Rest of the world	120,811	90,831	333,037	261,698
Total	$275,510	$232,639	$778,193	$661,875

(1) North America revenue includes revenue from the United States and Canada.

The United States is the only country with revenues of 10% or more of the Company’s total revenue for the three and nine months ended September 30, 2023 and 2022.

The information below summarizes property and equipment, net by geographic area (in thousands):

	September 30, 2023	December 31, 2022
United Kingdom	$4,811	$5,893
United States	3,166	4,462
Czech Republic	3,218	1,491
Rest of the world	2,394	2,621
Total	$13,589	$14,467

United Kingdom, United States and Czech Republic are the only countries with property and equipment of 10% or more of the Company’s total property and equipment, net at September 30, 2023 and December 31, 2022.

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

In January 2022, a purported class action complaint, UA Local 13 Pension Fund v. Bumble Inc. et al., was filed in the United States District Court for the Southern District of New York naming, among others, the Company, our Chief Executive Officer, our Chief Financial Officer, our Board of Directors and Blackstone, as defendants. The complaint asserts claims under the U.S. federal securities laws, purportedly brought on behalf of a class of purchasers of shares of Class A common stock in Bumble’s secondary public stock offering that took place in September 2021 (the “SPO”), that the SPO Registration Statement and prospectus contained false and misleading statements or omissions by failing to disclose certain information concerning Bumble and Badoo app paying users and related trends and issues with the Badoo app payment platform, and that as a result of the foregoing, Bumble’s business metrics and financial prospects were not as strong as represented in the SPO Registration Statement and prospectus. The complaint seeks unspecified damages and an award of costs and expenses, including reasonable attorneys’ fees, as well as equitable relief. In March 2023, the parties executed a settlement agreement that includes a full release of the asserted claims against the Company and other defendants in exchange for a settlement amount of $18 million. The settlement does not reflect an admission of any allegation or wrongdoing. In August 2023, the court granted final approval of the settlement. The Company and its insurers have paid the full settlement amount into an escrow account in accordance with the terms of the court’s prior preliminary approval.

Six shareholder derivative complaints have been filed in the United States District Court for the Southern District of New York, United States District Court for the District of Delaware and Delaware Court of Chancery against the Company and certain directors and officers based on the same allegations and events described in the SPO class action complaint above. The Glover-Mott shareholder derivative complaint was filed in April 2022 in federal court. The Michael Schirano shareholder derivative complaint was filed in May 2023 in federal court. The United States District Court for the District of Delaware ordered the two actions consolidated in August 2023 under the caption In Re Bumble Inc. Stockholder Derivative Litigation. An amended consolidated complaint was filed in August 2023 alleging violations of Section 14(a) of the Exchange Act, Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder, and Section 29(b) of the Exchange Act, as well as for breach of fiduciary duty, waste, and unjust enrichment against, among others, management, our Board of Directors and Blackstone. The complaint seeks unspecified damages; rescission of certain employment agreements between the individual defendants and the Company, disgorgement from defendants of any improperly or unjustly obtained profits or benefits; an award of costs and disbursements, including reasonable attorneys’ fees; punitive damages; pre- and post-judgment interest, and that the Company be directed to take action to reform its corporate governance and internal procedures. Two federal court shareholder derivative complaints—the William B. Federman Irrevocable Trust complaint, filed in May 2022, and the Dana Messana complaint, filed in September 2022—were voluntarily dismissed in July 2023. In January 2023 and February 2023, purported shareholders Alberto Sanchez and City of Vero Beach Police Officers’ Retirement Trust Fund, respectively, filed shareholder derivative complaints in the Delaware Court of Chancery. In March 2023, the Delaware Court of Chancery consolidated those actions under the caption In re Bumble Inc. Stockholder Derivative Litigation. In April 2023, the consolidated action plaintiffs filed a consolidated complaint that asserts claims for breach of fiduciary duty and unjust enrichment against, among others, management, our Board of Directors, and Blackstone. The complaint seeks unspecified damages; a finding that the individual defendants breached their fiduciary duties; disgorgement from defendants of any unjustly obtained profits or benefits; and an award of costs and disbursement, including attorneys’ fees, accountants’ fees, and experts’ fees. In October 2023, the court denied defendants’ motion to dismiss the consolidated complaint.

In August 2023, Bumble received litigation demands from (i) counsel representing the purported Bumble shareholder who filed the voluntarily dismissed William B. Federman Irrevocable Trust derivative action in the U.S. District Court for the District of Delaware and (ii) counsel representing the purported Bumble shareholder who filed the voluntarily dismissed Dana Messana derivative action in the U.S. District Court for the District of Delaware. Both litigation demands are directed to the Bumble Board and contains factual allegations involving the September 2021 SPO that are generally consistent with those in the derivative litigation filed in state and federal court. The letters demand~~s~~, among other things, that Bumble’s Board undertake an independent investigation into alleged legal violations, and that Bumble commence a civil action to pursue related claims against any individuals who allegedly harmed Bumble. The Bumble Board will act in response to the letters as appropriate. Management is unable to determine a range of potential losses that is reasonably possible of occurring.

The Company has also received an inquiry from the SEC relating to the disclosures at issue in the SPO class action complaint. The Company cannot predict at this point the length of time that these matters will be ongoing, their outcome or the liability, if any, which may arise therefrom.

Between June 2023 and August 2023, the Company received over 15,000 individual demands for arbitration regarding Bumble’s alleged violation of California’s Unruh Civil Rights Act as a result of its “women message first” feature. We agreed to enter into a mediation and, as a result, we were informed by JAMS, our putative arbitration service provider, that it placed a stay on the administration of the submitted demands pending mediation. The mediation concluded successfully, and the Company has made or is making settlement offers to each of the individual claimants based on the outcome of that mediation. Although the Company expects that most claimants will accept the settlement and that most demands will be withdrawn and dismissed, certain claimants who reject the settlement may continue to prosecute their demands. The Company cannot predict at this time the number of claimants who will continue to prosecute their demands and thus cannot predict at this time the outcome or liability that may result from any such continued arbitration. In addition, in August 2023, the Company received a pre-arbitration demand from a law firm purporting to represent over 5,000 claimants regarding the same alleged violation. The Company is in discussions regarding the mediation of these claims. If these claims or additional claims in the future were to proceed to arbitration, we could incur significant administrative, arbitrator, and legal fees and costs associated with their defense. For example, although we dispute the applicability and propriety of these fees, JAMS generally charges up to $2,000 in filing fees for each individual claim, which would be accrued when invoiced or, if earlier, when the services are rendered. In addition to filing fees, we could incur ongoing administrative fees to JAMS and its arbitrators and potential damages, including attorney’s fees and costs, if there were adverse outcomes. We cannot predict at this time the incremental liability, if any, we may incur related to these administrative or arbitrator fees, or damages or attorneys’ fees and costs, or the length of time that it may take to resolve these claims. For the three and nine months ended September 30, 2023, we recorded approximately $14.0 million and $19.5 million, respectively, in costs in connection with the aforementioned matters.

From time to time, the Company is subject to patent litigations asserted by non-practicing entities.

As of September 30, 2023 and December 31, 2022, the Company determined that provisions of $22.0 million and $20.5 million, respectively, reflect our best estimate of any probable future obligation for the Company’s litigations. The provision as of September 30, 2023, includes amounts accrued in connection with the mass arbitrations described above, and the provision as of December 31, 2022, includes amounts accrued with respect to the Company’s class action lawsuit related to the SPO, representing management’s current estimated probable loss for this matter following a court-ordered mediation between the parties to the litigation. During the nine months ended September 30, 2023, the Company paid $18.3 million to settle litigation matters, which amount is accordingly no longer reflected in the provision as of September 30, 2023. Legal expenses are included in “General and administrative expense” in the accompanying condensed consolidated statements of operations.

Purchase Commitments

In May 2023, the Company amended the agreement for third-party cloud services, which superseded and replaced the September 2022 agreement. Under the amended terms, the Company is committed to pay a minimum of $12.0 million over the period of 18 months. If at the end of the 18 months, or upon early termination, the Company has not reached the $12.0 million in spend, the Company will be required to pay for the difference between the sum of fees already incurred and the minimum commitment. As of September 30, 2023, our minimum commitment remaining is $10.1 million.

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

Overview

We provide online dating and social networking applications through subscription and in-app purchases of products servicing North America, Europe and various other countries around the world. Bumble operates five apps, Bumble, Bumble For Friends, Badoo, Fruitz and Official, and we are a leader in the online dating space. Our apps monetize via a freemium model, where the use of the service is free and a subset of the users pay for subscriptions or in-app purchases to access premium features. We launched Bumble app in 2014 to address antiquated gender norms and a lack of kindness and accountability on the internet. In July 2023, we launched the Bumble For Friends app, made to help create new, meaningful friendships. We believe that healthy and equitable relationships begin with Kind Connections and focus on building authenticity and safety in the online space, which is marked at times by isolation and toxicity. We also believe there is a significant opportunity to extend our platform beyond online dating into healthy relationships across all areas of life: love, friendships, careers and beyond. By empowering women across all of their relationships, we believe that we have the potential to become a preeminent global women’s brand. By placing women at the center – where women make the first move – we are building a platform that is designed to be safe and empowering for women, and in turn, provide a better environment for everyone. Badoo app, launched in 2006, was one of the pioneers of web and mobile free-to-use dating products. In January 2022, we acquired Fruitz, a fast-growing dating app with a Gen Z focus, which is a growing segment of online dating consumers. Fruitz encourages open and honest communication of dating intentions through playful fruit metaphors. In April 2023, we acquired Newel (popularly known as Official), an app that facilitates personal communication between partners. Revenues from Fruitz and Official were included in Badoo App and Other Revenue but excluded from our key operating metrics.

Quarter ended September 30, 2023 Consolidated Results

For the three months ended September 30, 2023 and 2022, we generated:

•
Total revenue of $275.5 million and $232.6 million, respectively;
•
Bumble App Revenue of $221.8 million and $180.6 million, respectively;
•
Badoo App and Other Revenue of $53.7 million and $52.0 million, respectively;
•
Net earnings of $23.1 million and $26.4 million, respectively, representing net earnings margins of 8.4% and 11.4%, respectively; and
•
Adjusted EBITDA of $75.3 million and $61.8 million, respectively, representing Adjusted EBITDA margins of 27.3% and 26.6%, respectively.

Year-to-Date ended September 30, 2023 Consolidated Results

For the nine months ended September 30, 2023 and 2022, we generated:

•
Total revenue of $778.2 million and $661.9 million, respectively;
•
Bumble App Revenue of $624.0 million and $503.5 million, respectively;
•
Badoo App and Other Revenue of $154.2 million and $158.4 million, respectively;
•
Net earnings of $30.1 million and $45.1 million, respectively, representing net earnings margins of 3.9% and 6.8%, respectively; and
•
Adjusted EBITDA of $201.9 million and $166.4 million, respectively, representing Adjusted EBITDA margins of 25.9% and 25.1%, respectively.
•
Net cash provided by operating activities of $118.7 million and $81.8 million, respectively, and operating cash flow conversion of 393.7% and 181.2%, respectively; and

•
Free cash flow of $105.9 million and $70.5 million, respectively, representing free cash flow conversion of 52.5% and 42.3%, respectively.

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

The following metrics were calculated excluding paying users and revenue generated from Fruitz and Official:

(In thousands, except ARPPU)	Three Months Ended September 30, 2023	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2023	Nine Months Ended September 30, 2022
Bumble App Paying Users	2,604.9	2,088.1	2,460.5	1,929.3
Badoo App and Other Paying Users	1,215.6	1,202.2	1,177.4	1,176.8
Total Paying Users	3,820.5	3,290.3	3,637.9	3,106.1
Bumble App Average Revenue per Paying User	$28.38	$28.84	$28.18	$29.00
Badoo App and Other Average Revenue per Paying User	$12.79	$12.75	$12.70	$13.26
Total Average Revenue per Paying User	$23.42	$22.96	$23.17	$23.03

(In thousands, except per share data and percentages)	Three Months Ended September 30, 2023	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2023	Nine Months Ended September 30, 2022
Condensed Consolidated Statements of Operations Data:
Revenue	$275,510	$232,639	$778,193	$661,875
Net earnings (loss)	23,124	26,405	30,144	45,122
Net earnings (loss) attributable to Bumble Inc. shareholders	16,671	18,063	21,813	30,824
Net earnings (loss) per share attributable to Bumble Inc. shareholders
Basic earnings (loss) per share	$0.12	$0.14	$0.16	$0.24
Diluted earnings (loss) per share	$0.12	$0.14	$0.16	$0.23

(In thousands)			September 30, 2023	December 31, 2022
Condensed Consolidated Balance Sheets Data:
Total assets			$3,733,193	$3,692,621
Cash and cash equivalents			439,184	402,559
Long-term debt, net including current maturities			621,929	624,973

Profitability and Liquidity

We use net earnings (loss) and net cash provided by (used in) operating activities to assess our profitability and liquidity, respectively. In addition to net earnings (loss) and net cash provided by (used in) operating activities, we also use the following measures:

•
Adjusted EBITDA. We define Adjusted EBITDA as net earnings (loss) excluding income tax (benefit) provision, interest (income) expense, net, depreciation and amortization, stock-based compensation expense, employer costs related to stock-based compensation, foreign exchange (gain) loss, changes in fair value of contingent earn-out liability, interest rate swaps and investments in equity securities, transaction and other costs, litigation costs net of insurance reimbursements that arise outside of the ordinary course of business, tax receivable agreement liability remeasurement (benefit) expense and impairment loss. Adjusted EBITDA margin represents Adjusted EBITDA as a percentage of revenue.

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

Macroeconomic Conditions

The prevailing global economic climate, the conflicts in Eastern Europe and the Middle East, and other macroeconomic conditions, including but not limited to slower growth or economic recession, changes to fiscal and monetary policy, and exchange rate fluctuations have adversely affected and may continue to adversely impact our business as consumers face greater pressure on disposable income. The increase in interest rates by the Federal Reserve and overall market conditions had led to significant strengthening of the U.S. dollar against other global currencies in 2022 and has remained volatile during the first nine months of 2023. A strong U.S. dollar had impacted and may impact our revenue and earnings in the future. We continuously monitor the direct and indirect impacts of these circumstances on our business and financial results.

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

On March 8, 2023, the Company completed a secondary offering of 13.75 million shares of Class A common stock on behalf of certain selling stockholders affiliated with Blackstone and the Founder at a price of $22.80 per share. This transaction resulted in the issuance of 7.2 million Class A shares for the period ended March 31, 2023.

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

We have determined that it is more likely than not that we will be unable to realize certain tax benefits that were received in connection with the Reorganization Transactions and our IPO. As a result of this determination, we have not recorded the benefit of these deferred tax assets as of September 30, 2023. The Company is entitled to certain depreciation and amortization deductions as a result of its allocable share of existing tax basis acquired in the IPO and increases in its allocable share of existing basis and adjustments to the tax basis of the assets of Bumble Holdings as a result of sales or exchanges in connection with the IPO. There is significant existing tax basis in the assets of Bumble Holdings as a result of the Sponsor Acquisition. Based on current projections, we anticipate having sufficient taxable income to be able to realize these tax benefits and have recorded a liability of $416.8 million associated with the tax receivable agreement related to these benefits. The ability of the deferred tax assets to be realized is evaluated based on all positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent results of operations. We will assess the ability of the deferred tax assets to be realized at each reporting period, and a change in our estimate of our liability associated with the tax receivable agreement may result as additional information becomes available, including results of operations in future periods. During the nine months ended September 30, 2023, our tax receivable agreement liability increased by a net $22.4 million principally due to the effects of the March 2023 secondary offering of 13.75 million shares of Class A common stock of certain selling stockholders and the Founder and partially offset by the tax receivable agreement payments of $8.9 million made during the three months ended June 30, 2023.

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

At the IPO date, we concluded that our public offering represented a qualifying liquidity event that would cause the Exit-Vesting awards’ performance conditions to be probable. As such, we started to recognize stock-based compensation expense for the Exit-Vesting awards. On July 15, 2022, the Exit-Vesting awards, with vesting based on certain performance conditions, were modified to also provide for time-based vesting in 36 equal installments and we began to recognize incremental stock-based compensation associated with the modification of these awards. Compensation cost related to the Exit-Vesting awards for the three months ended September 30, 2023 and 2022 was $5.0 million and $16.0 million, respectively, and $14.0 million and $19.5 million for the nine months ended September 30, 2023 and 2022, respectively.

For additional information, see Note 11, Stock-based Compensation, to our unaudited condensed consolidated financial statements included in Part I, “Item 1 – Financial Statements (Unaudited)” of this Quarterly Report on Form 10-Q.

Components of Results of Operations

Our business is organized into a single reportable segment.

Revenue

We monetize the Bumble, Bumble For Friends, Badoo, Fruitz and Official apps via a freemium model where the use of our service is free and a subset of our users pay for subscriptions or in-app purchases to access premium features. Subscription revenue is presented net of taxes, refunds and credit card chargebacks. This revenue is initially deferred and is recognized using the straight-line method over the term of the applicable subscription period. Revenue from lifetime subscriptions is deferred over the average estimated expected period of the subscriber relationship, which is currently estimated to be twelve months. Revenue from the purchase of in-app features is recognized based on usage and estimated breakage revenue associated with unused in-app purchases.

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

Interest income (expense), net

Interest income (expense), net consists of interest income received on related party loans receivables and interest expense incurred in connection with our long-term debt.

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

Results of Operations

The following table sets forth our unaudited condensed consolidated statement of operations information for the periods presented:

(In thousands)	Three Months Ended September 30, 2023	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2023	Nine Months Ended September 30, 2022
Revenue	$275,510	$232,639	$778,193	$661,875
Operating costs and expenses:
Cost of revenue	80,049	64,581	227,366	181,702
Selling and marketing expense	68,848	64,316	197,767	180,628
General and administrative expense	48,577	27,265	141,706	100,061
Product development expense	30,909	28,378	100,294	81,054
Depreciation and amortization expense	17,127	19,755	50,825	73,835
Total operating costs and expenses	245,510	204,295	717,958	617,280
Operating earnings (loss)	30,000	28,344	60,235	44,595
Interest income (expense), net	(5,256)	(6,866)	(16,585)	(18,446)
Other income (expense), net	252	6,545	(6,278)	24,729
Income (loss) before income taxes	24,996	28,023	37,372	50,878
Income tax benefit (provision)	(1,872)	(1,618)	(7,228)	(5,756)
Net earnings (loss)	23,124	26,405	30,144	45,122
Net earnings (loss) attributable to noncontrolling interests	6,453	8,342	8,331	14,298
Net earnings (loss) attributable to Bumble Inc. shareholders	$16,671	$18,063	$21,813	$30,824

The following table sets forth our unaudited condensed consolidated statement of operations information as a percentage of revenue for the periods presented:

	Three Months Ended September 30, 2023	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2023	Nine Months Ended September 30, 2022
Revenue	100.0%	100.0%	100.0%	100.0%
Operating costs and expenses:
Cost of revenue	29.1%	27.8%	29.2%	27.5%
Selling and marketing expense	25.0%	27.6%	25.4%	27.3%
General and administrative expense	17.6%	11.7%	18.2%	15.1%
Product development expense	11.2%	12.2%	12.9%	12.2%
Depreciation and amortization expense	6.2%	8.5%	6.5%	11.2%
Total operating costs and expenses	89.1%	87.8%	92.3%	93.3%
Operating earnings (loss)	10.9%	12.2%	7.7%	6.7%
Interest income (expense), net	(1.9)%	(3.0)%	(2.1)%	(2.8)%
Other income (expense), net	0.1%	2.8%	(0.8)%	3.7%
Income (loss) before income taxes	9.1%	12.0%	4.8%	7.7%
Income tax benefit (provision)	(0.7)%	(0.7)%	(0.9)%	(0.9)%
Net earnings (loss)	8.4%	11.4%	3.9%	6.8%
Net earnings (loss) attributable to noncontrolling interests	2.3%	3.6%	1.1%	2.2%
Net earnings (loss) attributable to Bumble Inc. shareholders	6.1%	7.8%	2.8%	4.7%

The following table sets forth the stock-based compensation expense, net of forfeitures, included in operating costs and expenses:

(In thousands)	Three Months Ended September 30, 2023	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2023	Nine Months Ended September 30, 2022
Cost of revenue	$542	$807	$2,800	$2,726
Selling and marketing expense	2,469	3,779	7,191	4,547
General and administrative expense	10,352	22,461	44,029	43,959
Product development expense	8,165	10,128	29,640	25,947
Total stock-based compensation expense	$21,528	$37,175	$83,660	$77,179

Comparison of the Three and Nine Months Ended September 30, 2023 and 2022

Revenue

(In thousands)	Three Months Ended September 30, 2023	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2023	Nine Months Ended September 30, 2022
Bumble App	$221,785	$180,641	$624,039	$503,482
Badoo App and Other	53,725	51,998	154,154	158,393
Total Revenue	$275,510	$232,639	$778,193	$661,875

Total Revenue was $275.5 million for the three months ended September 30, 2023, compared to $232.6 million for the same period in 2022. The increase was primarily driven by growth in Total Paying Users, an increase in Total Average Revenue per Paying User, and favorable fluctuations in foreign currency exchange rates.

Bumble App Revenue was $221.8 million for the three months ended September 30, 2023, compared to $180.6 million for the same period in 2022. This increase was primarily driven by a 24.7% increase in Bumble App Paying Users to 2.6 million, partially offset by a 1.6% decline in Bumble App ARPPU to $28.38. The increase in Bumble App Revenue was due to growth in core markets, international expansion and favorable fluctuations in foreign currency exchange rates.

Badoo App and Other Revenue was $53.7 million for the three months ended September 30, 2023, compared to $52.0 million for the same period in 2022. This increase was primarily driven by a 1.1% increase in Badoo App and Other Paying Users to 1.2 million, a 0.3% increase in Badoo App and Other ARPPU to $12.79 and favorable fluctuations in foreign currency exchange rates. In addition, other revenue of $7.1 million for the three months ended September 30, 2023, increased by $1.1 million, or 17.7% compared to the same period in 2022.

Total Revenue was $778.2 million for the nine months ended September 30, 2023, compared to $661.9 million for the same period in 2022. The increase was primarily driven by growth in Total Paying Users and an increase in Total Average Revenue per Paying User, partially offset by unfavorable fluctuations in foreign currency exchange rates.

Bumble App Revenue was $624.0 million for the nine months ended September 30, 2023, compared to $503.5 million for the same period in 2022. This increase was primarily driven by a 27.5% increase in Bumble App Paying Users to 2.5 million, partially offset by a 2.8% decline in Bumble App ARPPU to $28.18. The increase in Bumble App Revenue was due to growth in core markets and international expansion, partially offset by unfavorable fluctuations in foreign currency exchange rates.

Badoo App and Other Revenue was $154.2 million for the nine months ended September 30, 2023, compared to $158.4 million for the same period in 2022. This decrease was primarily driven by a 4.2% decrease in Badoo App and Other ARPPU to $12.70, partially offset by a 0.1% increase in Badoo App and Other Paying Users to 1.2 million. Results for the nine months ended September 30, 2023 reflect the full impact of the Company’s decision to remove all of its apps from the Apple App Store and Google Play Store in Russia and Belarus in March 2022, as well as other global macroeconomic conditions. Macroeconomic conditions may continue to have an adverse impact on Badoo App and Other Paying Users in the remainder of 2023. In addition, other revenue of $19.5 million for the nine months ended September 30, 2023, increased by $1.6 million, or 8.7% compared to the same period in 2022.

Cost of revenue

(In thousands, except percentages)	Three Months Ended September 30, 2023	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2023	Nine Months Ended September 30, 2022
Cost of revenue	$80,049	$64,581	$227,366	$181,702
Percentage of revenue	29.1%	27.8%	29.2%	27.5%

Cost of revenue for the three months ended September 30, 2023 increased by $15.5 million, or 24.0%, as compared to the same period in 2022, driven primarily by growth in in-app purchase fees due to increasing revenue. Cost of revenue for the nine months ended September 30, 2023 increased by $45.7 million, or 25.1%, as compared to the same period in 2022 driven primarily by growth in in-app purchase fees due to increasing revenue. As a percentage of revenue, cost of revenue increased for the three-month and nine-month periods ended September 30, 2023 primarily due to increased moderators of our content and the adoption of Google Play billing in many of our markets.

Selling and marketing expense

(In thousands, except percentages)	Three Months Ended September 30, 2023	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2023	Nine Months Ended September 30, 2022
Selling and marketing expense	$68,848	$64,316	$197,767	$180,628
Percentage of revenue	25.0%	27.6%	25.4%	27.3%

Selling and marketing expense for the three months ended September 30, 2023 increased by $4.5 million, or 7.0%, as compared to the same period in 2022. The change was primarily due to a $3.7 million increase in digital and social media marketing costs and a $0.9 million increase in personnel-related expenses.

Selling and marketing expense for the nine months ended September 30, 2023 increased by $17.1 million, or 9.5%, as compared to the same period in 2022. The change was primarily due to an $8.7 million increase in digital and social media marketing costs and an $8.2 million increase in personnel-related expenses.

General and administrative expense

(In thousands, except percentages)	Three Months Ended September 30, 2023	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2023	Nine Months Ended September 30, 2022
General and administrative expense	$48,577	$27,265	$141,706	$100,061
Percentage of revenue	17.6%	11.7%	18.2%	15.1%

General and administrative expense for the three months ended September 30, 2023 increased by $21.3 million, or 78.2%, as compared to the same period in 2022. The change was primarily driven by a $15.7 million decrease in gain resulting from the change in fair value of the contingent earn-out liabilities and a $15.2 million increase in legal and professional fees, partially offset by an $8.8 million decrease in personnel-related expenses.

General and administrative expense for the nine months ended September 30, 2023 increased by $41.6 million, or 41.6%, as compared to the same period in 2022. The change was primarily driven by a $22.2 million decrease in gain resulting from the change in fair value of the contingent earn-out liabilities, an $18.4 million increase in legal and professional fees, and a $6.4 million increase in personnel-related expenses, partially offset by a $4.4 million Moscow right-of-use asset impairment in the prior year period.

Product development expense

(In thousands, except percentages)	Three Months Ended September 30, 2023	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2023	Nine Months Ended September 30, 2022
Product development expense	$30,909	$28,378	$100,294	$81,054
Percentage of revenue	11.2%	12.2%	12.9%	12.2%

Product development expense in the three months ended September 30, 2023 increased by $2.5 million, or 8.9%, as compared to the same period in 2022, primarily driven by a $1.6 million increase in personnel-related expenses.

Product development expense in the nine months ended September 30, 2023 increased by $19.2 million, or 23.7%, as compared to the same period in 2022, primarily driven by a $17.1 million increase in personnel-related expenses.

Depreciation and amortization expense

(In thousands, except percentages)	Three Months Ended September 30, 2023	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2023	Nine Months Ended September 30, 2022
Depreciation and amortization expense	$17,127	$19,755	$50,825	$73,835
Percentage of revenue	6.2%	8.5%	6.5%	11.2%

Depreciation and amortization expense for the three months ended September 30, 2023 decreased by $2.6 million, or 13.3%, as compared to the same period in 2022. Depreciation and amortization expense for the nine months ended September 30, 2023 decreased by $23.0 million, or 31.2%, as compared to the same period in 2022. The decreases in depreciation and amortization expense for the three-month and nine-month periods were primarily due to the full amortization of the legacy Badoo user base in July 2022.

Interest income (expense), net

(In thousands, except percentages)	Three Months Ended September 30, 2023	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2023	Nine Months Ended September 30, 2022
Interest income (expense), net	$(5,256)	$(6,866)	$(16,585)	$(18,446)
Percentage of revenue	(1.9)%	(3.0)%	(2.1)%	(2.8)%

Interest income (expense), net for the three months ended September 30, 2023 decreased by $1.6 million, or 23.4%, compared to the same period in 2022. Interest income (expense), net for the nine months ended September 30, 2023 decreased by $1.9 million, or 10.1%, compared to the same period in 2022. The change for the three-month and nine-month periods were due to the Company investing surplus funds in money market funds since the fourth quarter of 2022, partially offset by an increase in interest rates on our outstanding debt under the credit agreements.

Other income (expense), net

(In thousands, except percentages)	Three Months Ended September 30, 2023	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2023	Nine Months Ended September 30, 2022
Other income (expense), net	$252	$6,545	$(6,278)	$24,729
Percentage of revenue	0.1%	2.8%	(0.8)%	3.7%

Other income (expense), net for the three months ended September 30, 2023 decreased by $6.3 million, or 96.1%, compared to the same period in 2022. The change was primarily due to an $8.6 million decrease resulting from the change in fair values of interest rate swaps, partially offset by a $2.3 million increase in net foreign exchange gains.

Other income (expense), net for the nine months ended September 30, 2023 decreased by $31.0 million, or 125.4%, compared to the same period in 2022. The change was primarily due to a $27.4 million decrease resulting from the change in fair values of interest rate swaps, and a $3.6 million decrease in net foreign exchange gains.

Income tax benefit (provision)

(In thousands, except percentages)	Three Months Ended September 30, 2023	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2023	Nine Months Ended September 30, 2022
Income tax benefit (provision)	$(1,872)	$(1,618)	$(7,228)	$(5,756)
Effective tax rate	7.5%	5.8%	19.3%	11.3%

Income tax provision was $(1.9) million for the three months ended September 30, 2023, as compared to $(1.6) million for the same period in 2022. Income tax provision was $(7.2) million for the nine months ended September 30, 2023, as compared to $(5.8) million for the same period in 2022. The income tax provision is higher year over year for the three and nine months ended September 30, 2023 due to the impact of the income tax rate changes recorded in 2022.

Non-GAAP Financial Measures

We report our financial results in accordance with GAAP, however, management believes that certain non-GAAP financial measures provide users of our financial information with useful supplemental information that enables a better comparison of our performance across periods. We believe Adjusted EBITDA provides visibility to the underlying continuing operating performance by excluding the impact of certain expenses, including income tax (benefit) provision, interest (income) expense, net, depreciation and amortization, stock-based compensation expenses, employer costs related to stock-based compensation, foreign exchange (gain) loss, changes in fair value of contingent earn-out liability, interest rate swaps and investments in equity securities, transaction and other costs, litigation costs net of insurance reimbursements that arise outside of the ordinary course of business, tax receivable agreement liability remeasurement (benefit) expense and impairment loss, as management does not believe these expenses are representative of our core earnings. We also provide Adjusted EBITDA margin, which is calculated as Adjusted EBITDA divided by revenue. In addition to Adjusted EBITDA and Adjusted EBITDA margin, we believe free cash flow and free cash flow conversion provide useful information regarding how cash provided by (used in) operating activities compares to the capital expenditures required to maintain and grow our business, and our available liquidity, after funding such capital expenditures, to service our debt, fund strategic initiatives, effectuate discretionary share repurchases and strengthen our balance sheet, as well as our ability to convert our earnings to cash. Additionally, we believe such metrics are widely used by investors, securities analysis, ratings agencies and other parties in evaluating liquidity and debt-service capabilities. We calculate free cash flow and free cash flow conversion using methodologies that we believe can provide useful supplemental information to help investors better understand underlying trends in our business.

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
•
Adjusted EBITDA and Adjusted EBITDA margin do not reflect the interest (income) expense, net or the cash requirements to service interest or principal payments on our indebtedness, and free cash flow does not reflect the cash requirements to service principal payments on our indebtedness;
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

We define Adjusted EBITDA as net earnings (loss) excluding income tax (benefit) provision, interest (income) expense, net, depreciation and amortization, stock-based compensation expense, employer costs related to stock-based compensation, foreign exchange (gain) loss, changes in fair value of contingent earn-out liability, interest rate swaps and investments in equity securities, transaction and other costs, litigation costs net of insurance reimbursements that arise outside of the ordinary course of business, tax receivable agreement liability remeasurement (benefit) expense and impairment loss. Adjusted EBITDA margin represents Adjusted EBITDA as a percentage of revenue.

We define free cash flow as net cash provided by (used in) operating activities less capital expenditures. Free cash flow conversion represents free cash flow as a percentage of Adjusted EBITDA. Operating cash flow conversion represents net cash provided by (used in) operating activities as a percentage of net earnings (loss).

The following table reconciles our non-GAAP financial measures to the most comparable GAAP financial measures for the periods presented:

(In thousands, except percentages)	Three Months Ended September 30, 2023	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2023	Nine Months Ended September 30, 2022
Net earnings (loss)	$23,124	$26,405	$30,144	$45,122
Add back:
Income tax (benefit) provision	1,872	1,618	7,228	5,756
Interest (income) expense, net	5,256	6,866	16,585	18,446
Depreciation and amortization	17,127	19,755	50,825	73,835
Stock-based compensation expense	21,528	37,175	83,660	77,179
Employer costs related to stock-based compensation (1)	1,003	431	4,025	1,628
Litigation costs, net of insurance reimbursements (2)	16,323	249	24,874	4,089
Foreign exchange (gain) loss (3)	(3,905)	(1,551)	(2,439)	(6,050)
Changes in fair value of interest rate swaps(4)	3,796	(4,774)	9,029	(18,404)
Transaction and other costs(5)	463	2,705	1,994	6,869
Changes in fair value of contingent earn-out liability	(11,308)	(27,004)	(24,241)	(46,399)
Changes in fair value of investments in equity securities	2	(38)	178	(38)
Impairment loss(6)	—	—	—	4,388
Adjusted EBITDA	$75,281	$61,837	$201,862	$166,421
Net earnings (loss) margin	8.4%	11.4%	3.9%	6.8%
Adjusted EBITDA margin	27.3%	26.6%	25.9%	25.1%

Net cash provided by (used in) operating activities			$118,669	$81,769
Less:
Capital expenditures			(12,769)	(11,311)
Free cash flow			$105,900	$70,458
Operating cash flow conversion			393.7%	181.2%
Free cash flow conversion			52.5%	42.3%

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

Liquidity and Capital Resources

Overview

As of September 30, 2023, we had $439.2 million of cash and cash equivalents, an increase of $36.6 million from December 31, 2022 primarily due to cash generated from operations, partially offset by share repurchases, cash distribution payments to the noncontrolling interest holders and the acquisition of Newel. The Company’s principal sources of liquidity are our cash and cash equivalents and cash generated from operations. Our primary uses of liquidity are operating expenses and capital expenditures, funding our debt obligations, partnership tax distributions, paying income taxes and obligations under our tax receivable agreement and effectuating share repurchases as discussed below. Based on current conditions, we believe that we have sufficient financial resources to fund our activities and execute our business plans during the next twelve months.

Our Board of Directors has approved a share repurchase program of up to $150.0 million of our outstanding Class A Common stock. Bumble intends to use the program to repurchase shares on a discretionary basis from time to time, subject to general business and market conditions and other investment opportunities, through open market purchases, privately negotiated transactions or other means, including through 10b5-1 trading plans. This repurchase program may be commenced, suspended or discontinued at any time. During the nine months ended September 30, 2023, we repurchased 1.3 million shares for $20.9 million, on a trade date basis.

On November 7, 2023, the Company announced an increase in the share repurchase program authorized amount from $150.0 million to $300.0 million.

Cash Flow Information

The following table summarizes our unaudited condensed consolidated cash flow information for the periods presented:

(In thousands)	Nine Months Ended September 30, 2023	Nine Months Ended September 30, 2022
Net cash provided by (used in):
Operating activities	$118,669	$81,769
Investing activities	(22,589)	(81,031)
Financing activities	(58,355)	(11,665)

Operating activities

Net cash provided by operating activities was $118.7 million and $81.8 million, respectively, in the nine months ended September 30, 2023 and 2022. This includes adjustments to net earnings (loss) for the nine months ended September 30, 2023 and 2022 related to: depreciation and amortization of $50.8 million and $73.8 million, respectively; stock-based compensation of $83.7 million and $77.2 million, respectively; change in fair value of interest rate swaps of $9.0 million and $(18.4) million, respectively; and change in fair value of deferred contingent consideration of $(24.2) million and $(46.4) million, respectively. The changes in assets and liabilities for the nine months ended September 30, 2023 and 2022 consist primarily of: changes in accrued expenses and other current liabilities of $7.7 million and $(34.9) million, respectively; and changes in accounts receivables of $(32.8) million and $(5.2) million, respectively, driven by timing of cash receipts.

Investing activities

Net cash used in investing activities was $22.6 million and $81.0 million for the nine months ended September 30, 2023 and 2022, respectively. The Company had capital expenditures of $12.8 million and $11.3 million in the nine months ended September 30, 2023 and 2022, respectively. The Company used $9.8 million for the acquisition of Newel (net of cash acquired) in the nine months ended September 30, 2023 and $69.7 million for the acquisition of Fruitz (net of cash acquired) in the nine months ended September 30, 2022.

Financing activities

Net cash used in financing activities was $58.4 million and $11.7 million in the nine months ended September 30, 2023 and 2022, respectively. During the nine months ended September 30, 2023 and 2022, the Company used $13.9 million and $7.4 million, respectively, for shares withheld to satisfy employee tax withholding requirements upon vesting of restricted stock units. The Company used $4.3 million in both of the nine months ended September 30, 2023 and 2022 to repay a portion of the outstanding indebtedness under our Original Term Loan. In addition, during the nine months ended September 30, 2023, the Company used $20.9 million for share repurchase and Bumble Holdings made cash distribution payments of $19.3 million to the noncontrolling interest holders.

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

Contractual Obligations and Contingencies

The following table summarizes our contractual obligations as of September 30, 2023:

	Payments due by period
(In thousands)	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
Long-term debt	$5,750	$11,500	$611,250	$—	$628,500
Operating leases	2,001	6,978	6,523	1,148	16,650
Other	10,984	3,941	—	—	14,925
Total	$18,735	$22,419	$617,773	$1,148	$660,075

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

The payments that we may be required to make under the tax receivable agreement to the pre-IPO owners may be significant and are not reflected in the contractual obligations table set forth above as they are dependent upon future taxable income. Assuming no material changes in the relevant tax law, and that we earn sufficient taxable income to realize all tax benefits that are subject to the tax receivable agreement, we expect future payments under the tax receivable agreement related to the Offering Transactions and subsequent activity through September 30, 2023 to aggregate to $714.8 million and to range over the next 15 years from approximately $8.9 million to $58.2 million per year and decline thereafter. In determining these estimated future payments, we have given retrospective effect to certain exchanges of Common Units for Class A shares that occurred after the IPO but were contemplated to have occurred pursuant to the Blocker Restructuring. The foregoing numbers are merely estimates, and the actual payments could differ materially. See Note 4, Payable to Related Parties Pursuant to a Tax Receivable Agreement, for additional information.

In connection with the Sponsor Acquisition in January 2020, we entered into a contingent consideration arrangement, consisting of an earn-out payment to the former shareholders of Worldwide Vision Limited of up to $150.0 million. In addition, we entered into a contingent consideration arrangement for an earn-out payment of up to $10.0 million in connection with our January 2022 acquisition of Fruitz. The timing and amount of such payments, that we may be required to make, is not reflected in the contractual obligations table set forth above as the payment to the former shareholders of Worldwide Vision Limited is dependent upon the achievement of a specified return on invested capital by our Sponsor and our payment to Fruitz is dependent upon the achievement of certain net revenue targets. See “Item 8―Financial Statements and Supplementary Data ― Note 7, Business Combination” in our 2022 Annual Report on Form 10-K for additional information.

In May 2023, the Company amended an agreement for third-party cloud services, which superseded and replaced the September 2022 agreement. Under the amended terms, the Company is committed to pay a minimum of $12.0 million over the period of 18 months. If at the end of the 18 months, or upon early termination, the Company has not reached the $12.0 million in spend, the Company will be required to pay for the difference between the sum of fees already incurred and the minimum commitment. As of September 30, 2023, our minimum commitment remaining is $10.1 million.

Critical Accounting Policies and Estimates

We have discussed the estimates and assumptions that we believe are critical because they involve a higher degree of judgment in their application and are based on information that is inherently uncertain in our Annual Report on Form 10-K for the year ended December 31, 2022. There have been no significant changes to these accounting policies and estimates for the nine months ended September 30, 2023.

Related Party Transactions

For discussions of related party transactions, see Note 12, Related Party Transactions, to the condensed consolidated financial statements included in “Item 1 - Financial Statements (Unaudited).”

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Foreign Currency Exchange Risk

We conduct business in certain foreign markets, primarily in the United Kingdom and the European Union. For the three months ended September 30, 2023 and 2022, revenue outside of North America accounted for 43.8% and 39.0% of combined revenue, respectively. Revenue outside of North America accounted for 42.8% and 39.5% of combined revenue for the nine months ended September 30, 2023 and 2022, respectively. Our primary exposure to foreign currency exchange risk is the underlying user’s functional currency other than the U.S. Dollar, primarily the British Pound and Euro. As foreign currency exchange rates change, translation of the statements of operations of our international businesses into U.S. dollars affects year-over-year comparability of operating results. The average Euro versus the U.S. Dollar exchange rate was 8.0% and 1.6% higher in the three and nine months ended September 30, 2023 compared to the three and nine months ended September 30, 2022, respectively. The average British Pound versus the U.S. Dollar exchange rate was 7.5% higher and 1.2% lower in the three and nine months ended September 30, 2023 compared to the three and nine months ended September 30, 2022, respectively.

Historically, we have not hedged any foreign currency exposures. We have performed a sensitivity analysis as of September 30, 2023 and 2022. A hypothetical 10% change in British Pound and Euro, relative to the U.S. Dollar, would have changed revenue by $6.1 million and $4.6 million for the nine months ended September 30, 2023 and 2022, respectively, with all other variables held constant. This accounts for 0.8% and 0.7% of total revenue for the nine months ended September 30, 2023 and 2022, respectively. Our continued international expansion increases our exposure to exchange rate fluctuations and as a result such fluctuations could have a significant impact on our future results of operations.

Interest Rate Risk

At September 30, 2023, we had debt outstanding with a carrying value of $621.9 million. With consideration of the financial impact of our interest rate swaps, a hypothetical interest rate increase of 1% would have increased interest expense for the three and nine months ended September 30, 2023 by $0.7 million and $2.1 million, respectively, based upon the outstanding debt balances and interest rates in effect during that period. See Note 9, Debt, within the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report. Borrowings under our Senior Secured Credit Facilities bear interest at a variable market rate. In order to reduce the financial impact of increases in interest rates, the Company entered into two interest rate swaps for a total notional amount of $350 million on June 22, 2020. The effective date for the interest rate swaps is June 30, 2020 and the final maturity date is June 30, 2024. The financial impact of the interest rate swaps is to fix the variable interest rate element on $350 million of the long-term debt at a rate of 0.4008%.

In July 2017, the UK’s Financial Conduct Authority, which regulates LIBOR, announced that it intended to phase out USD LIBOR for new loans by the end of 2021 and would stop publishing USD LIBOR after June 30, 2023. The discontinuation, reform or replacement of LIBOR may result in fluctuating interest rates, or higher interest rates, which could have a material adverse effect on our interest expense. In March 2023, in connection with a Benchmark Discontinuation Event, the Company entered into Amendment No. 2 to the Original Credit Agreement (“Amendment No. 2”), which provided for the transition of the benchmark interest rate from LIBOR to the Secured Overnight Financing Rate ("SOFR") pursuant to benchmark replacement provisions set forth in the Original Credit Agreement. Pursuant to the terms of Amendment No. 2, effective with the interest period beginning March 31, 2023, LIBOR was replaced with Term SOFR, a forward-looking term rate based on SOFR, plus a credit spread adjustment of 0.10% with respect to the Term Loans and 0.00% with respect to loans under the Revolving Credit Facility (Term SOFR plus such credit spread adjustment, “Adjusted Term SOFR”). All other terms of the Original Credit Agreement unrelated to the benchmark replacement and its incorporation were unchanged by Amendment No. 2. Effective March 31, 2023, all Term Loans outstanding are bearing interest based on Adjusted Term SOFR and there were no Revolving Credit Loans outstanding. In April 2023, we amended our interest rate swaps expiring in June 2024. Pursuant to this amendment, effective on March 31, 2023, the benchmark reference rate was transitioned from LIBOR to Term SOFR and the variable interest rate element on $350 million of the long-term debt was fixed at a rate of 0.3299%.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of September 30, 2023, our disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (“SEC”), and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities.

Issuer Purchases of Equity Securities

In May, 2023, we announced that our Board of Directors had approved a share repurchase program of up to $150.0 million of our outstanding Class A common stock. The program had $129.1 million remaining as of September 30, 2023. On November 7, 2023, the Company announced an increase in the share repurchase program authorized amount from $150.0 million to $300.0 million. Share repurchases under the program will be made on a discretionary basis from time to time, subject to general business and market conditions and other investment opportunities, through open market purchases, privately negotiated transactions or other means, including through Rule 10b5-1 trading plans. The share repurchase program does not have an expiration date and may be suspended or discontinued at any time.

The following table sets forth purchases by the Company of its Class A common stock during the three months ended September 30, 2023 under this publicly announced share repurchase program.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share(1)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Approximate Dollar Value of Shares That May Yet Be Purchased Under Publicly Announced Plans or Programs(2)
July 1 - July 31, 2023	—	$—	—	$129,110,016
August 1 - August 31, 2023	—	—	—	129,110,016
September 1 - September 30, 2023	—	—	—	129,110,016
Total	—	$—	—	$129,110,016

(1) Average price paid per share includes costs associated with the repurchases (i.e. broker commissions, etc.).

(2) Represents the approximate dollar value of shares of Class A common stock that remained available for repurchase as of September 30, 2023.

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

3.1	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on February 16, 2021).
3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on February 16, 2021).
10.1*	Form of Annual Restricted Stock Unit Grant Award to Directors, under 2021 Omnibus Incentive Plan. †
10.2*	Form of Initial Award of Restricted Stock Unit Grant to New Directors, under 2021 Omnibus Incentive Plan.†
10.3

Transition Agreement, dated as of August 22, 2023, by and between the Company and Tariq M. Shaukat (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 23, 2023).

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1*	Section 13(r) Disclosure.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
†	Management contract or compensatory plan or arrangement.

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

BUMBLE INC.

Date: November 8, 2023	By:	/s/ Whitney Wolfe Herd
Whitney Wolfe Herd
Chief Executive Officer

Date: November 8, 2023	By:	/s/ Anuradha B. Subramanian
Anuradha B. Subramanian
Chief Financial Officer