Form 10-K
period 2023-12-31
Bumble Inc.
filed 2024-02-28
CIK 1830043

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

As of June 30, 2023, which was the last business day of the registrant’s most recently completed second fiscal quarter, the market value of the shares of the registrant’s Class A common stock held by non-affiliates of the registrant was approximately $1,661,183,147 based upon the closing price of $16.78 per share as reported by The Nasdaq Stock Market LLC on that date.

As of January 31, 2024, Bumble Inc. had 129,422,501 shares of Class A common stock, par value $0.01 per share, outstanding and 20 shares of Class B common stock, par value $0.01 per share, outstanding.

Auditor Firm Id:	42	Auditor Name:	Ernst & Young LLP	Auditor Location:	New York, NY, USA

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement relating to its 2024 Annual Meeting of Stockholders, or Proxy Statement, to be filed hereafter are incorporated by reference into Part III of this Annual Report on Form 10-K. Except with respect to information specifically incorporated by reference into this Annual Report, the Proxy Statement shall not be deemed to be filed as part hereof.

CAUTIONARY STATEMENT REGARDING Forward-Looking Statements

This Annual Report on Form 10-K, or this Annual Report, contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements reflect the current views of management of Bumble Inc. with respect to, among other things, its operations, including the recently announced plan to implement a global workforce reduction and restructuring of our operations and its expected impact, its financial performance, its industry and its business. Forward-looking statements include all statements that are not historical facts. In some cases, you can identify these forward-looking statements by the use of words such as “outlook,” “believe(s),” “expect(s),” “potential,” “continue(s),” “may,” “will,” “should,” “could,” “would,” “seek(s),” “predict(s),” “intend(s),” “trends,” “plan(s),” “estimate(s),” “anticipates,” “projection,” “will likely result” and or the negative version of these words or other comparable words of a future or forward-looking nature. Such forward-looking statements are subject to various risks and uncertainties. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements. These factors include but are not limited to those described in Part I, “Item 1A—Risk Factors”. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this Annual Report. Bumble Inc. undertakes no obligation to publicly update or review any forward-looking statements, whether as a result of new information, future developments or otherwise, except as required by law.

ABOUT THIS ANNUAL REPORT

Financial Statement Presentation

This Annual Report includes certain historical consolidated financial and other data for Buzz Holdings L.P., a Delaware limited partnership (“Bumble Holdings”). Bumble Holdings was formed primarily as a vehicle to finance the acquisition (the “Sponsor Acquisition”) on January 29, 2020 of a majority stake in Worldwide Vision Limited by a group of investment funds managed by Blackstone Inc. (“Blackstone”). As Bumble Holdings did not have any previous operations, Worldwide Vision Limited, a Bermuda exempted limited company, and its subsidiaries is viewed as the predecessor to Bumble Holdings and its consolidated subsidiaries.

Bumble Inc. was incorporated as a Delaware corporation on October 5, 2020. Prior to the completion of its initial public offering (the “IPO”) on February 16, 2021, Bumble Inc. undertook certain reorganization transactions (the “Reorganization Transactions”) such that Bumble Inc. is now a holding company, and its sole material asset is a controlling equity interest in Bumble Holdings. As the general partner of Bumble Holdings, Bumble Inc. now operates and controls all of the business and affairs of Bumble Holdings, has the obligation to absorb losses and receive benefits from Bumble Holdings and, through Bumble Holdings and its subsidiaries, conduct its business. As a result, the consolidated financial statements of Bumble Inc. will recognize the assets and liabilities received in the Reorganization Transactions at their historical carrying amounts, as reflected in the historical financial statements of Bumble Holdings. Bumble Inc. will consolidate Bumble Holdings on its consolidated financial statements and record a non-controlling interest, related to the Common Units (as defined below) and the Incentive Units (as defined below) held by its pre-IPO owners, on its consolidated balance sheets and statements of operations.

Bumble Inc. had no significant business transactions or activities prior to the Reorganization Transactions, and, as a result, the historical financial information reflects that of Bumble Holdings.

Certain Definitions

As used in this Annual Report, unless otherwise noted or the context requires otherwise, the following terms have the following meanings. Our key metrics (Bumble App Paying Users, Badoo App and Other Paying Users, Total Paying Users, Bumble App Average Revenue per Paying User, Badoo App and Other Average Revenue per Paying User, and Total Average Revenue per Paying User) were calculated excluding paying users and revenue generated from Official, advertising and partnerships or affiliates and, for periods prior to the fourth quarter of 2023, excluding paying users and revenue generated from Fruitz. Beginning in the fourth quarter of 2023, paying users and revenue generated from Fruitz are included in our key operating metrics.

•
“Badoo App and Other Average Revenue per Paying User” or “Badoo App and Other ARPPU” is a metric calculated based on Badoo App and Other Revenue in any measurement period divided by Badoo App and Other Paying Users in such period divided by the number of months in the period.
•
a “Badoo App and Other Paying User” is a user that has purchased or renewed a subscription plan and/or made an in-app purchase on Badoo app in a given month or made a purchase on one of our other apps that we owned and operated in a given month, or made a purchase on other third-party apps that used our technology in the relevant period. We calculate Badoo App and Other Paying Users as a monthly average, by counting the number of Badoo App and Other Paying Users in each month and then dividing by the number of months in the relevant measurement period.
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
•
“Co-Investor” refers to an affiliate of Accel Partners LP.
•
“Common Units” refers to the new class of units of Bumble Holdings created by the Reclassification and does not include Incentive Units.
•
“Continuing Incentive Unitholders” refers to certain pre-IPO holders of Class B Units who hold Incentive Units following the consummation of the Reorganization Transactions and the Offering Transactions.
•
“Founder” refers to Whitney Wolfe Herd, the founder of Bumble app, our former Chief Executive Officer and newly appointed Executive Chair of the Board of Directors, together with entities beneficially owned by her.
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
•
“Official” refers to Newel Corporation, which operates the Official app.
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
•
“Principal Stockholders” refer to our Founder and affiliates of Blackstone, collectively.
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
•
“Total Average Revenue per Paying User” or “Total ARPPU” is a metric calculated based on Total Revenue in any measurement period divided by the Total Paying Users in such period divided by the number of months in the period.
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
•
Access to our products depends on mobile app stores and other third parties such as data center service providers, as well as third-party cloud infrastructure and service providers, payment aggregators, computer systems, internet transit providers and other communications systems and service providers, and such third-parties may take actions that limit, prohibit or eliminate our ability to distribute or update our applications, or increase the costs to do so.
•
If we are not able to maintain the value and reputation of our brands, our ability to expand our base of users may be impaired, and our business and financial results may be harmed.
•
Changes to our existing brands and products, or the introduction or acquisition of new brands or products, could fail to attract or retain users or generate revenue and profits.
•
We operate in various international markets, including certain markets in which we have limited experience. As a result, we face additional risks in connection with certain of our international operations.
•
We face risks arising from the recently announced plan to implement a global workforce reduction and restructuring of our operations and uncertainty with respect to our ability to achieve stronger operating leverage and realize anticipated efficiencies associated with such restructuring.

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
•
If the security of personal and confidential or sensitive user information that we or some of our partners maintain and store is breached, or otherwise accessed by unauthorized persons, it may be costly to remediate such a breach and our reputation could be harmed.
•
We use and intend to further use AI in our business, and challenges with properly managing its use could result in reputational harm, competitive harm, legal liability and other material adverse effects on our business, financial condition and results of operations.
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
•
We must comply with rapidly evolving privacy and data protection laws across jurisdictions, and the failure to do so could result in claims, changes to our business practices, monetary penalties, increased cost of operations, or declines in user growth or engagement, or otherwise harm our business.
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
•
We are exposed to changes in the global macroeconomic environment beyond our control, which may adversely affect consumer discretionary spending, demand for our products and services, our expenses, and our ability to execute strategic plans.
•
Foreign currency exchange rate fluctuations could materially adversely affect our results of operations.

Trademarks, Service Marks and Copyrights

We own or have rights to trademarks, service marks or trade names that we use in connection with the operation of our brands including, but not limited to, Bumble, Bumble For Friends, Badoo, Fruitz and Official. In addition, our names, logos, website domain names and addresses are our service marks or trademarks. Other trademarks, service marks, trade names and copyrighted materials appearing in this Annual Report are the property of their respective owners. We do not intend our use or display of other companies’ trademarks, service marks, trade names, or copyrighted materials to imply a relationship with, endorsement or sponsorship of us by, any other companies.

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

PART I

Item 1. Business

Who We Are

Bumble’s mission is to create a world where all relationships are healthy and equitable, through Kind Connections. Our platform enables people to connect and build healthy and equitable relationships on their own terms. We focus on building authenticity and safety in the online space, which is marked at times by isolation and toxicity. We also have extended our platform beyond online dating into healthy relationships in other areas of life, such as friendships.

The Bumble brand was built with women at the center. Our platform is designed to be safe and empowering for women, and, in turn, provides a better environment for everyone. We are leveraging innovative technology solutions to create a more inclusive, safe and accountable way to connect online for all users regardless of gender.

In 2023, we operated five apps, Bumble app, Bumble For Friends app, Badoo app, Fruitz app and Official app, where during 2023, on average, over 42 million users came on a monthly basis to discover new people and connect with each other in a safe, secure and empowering environment. Our apps monetize via a freemium model, where the use of the service is free and a subset of the users pay for subscriptions or in-app purchases to access premium features. We are a leader in the online dating space, which has become increasingly popular over the last decade and has been cited as the most common way for new couples to meet in the United States.

Bumble app, launched in 2014, is one of the first dating apps built with women at the center, where women make the first move. Bumble app is a leader in the online dating sector across several countries, including the United States, the United Kingdom, Australia and Canada. We had approximately 2.5 million Bumble App Paying Users during the year ended December 31, 2023.

Badoo app, launched in 2006, was one of the pioneers of web and mobile free-to-use dating products. Badoo app’s focus is to make finding meaningful connections easy, fun and accessible for a mainstream global audience. Badoo app continues to be a market leader in Europe and Latin America. We had approximately 1.2 million Badoo App and Other Paying Users during the year ended December 31, 2023.

In January 2022, we acquired Fruitz, an intentions-driven dating app focused on Gen Z, operating in EMEA and Canada. In April 2023, we acquired Official, an app that is intended to help couples build healthy and lasting habits in their romantic relationships. Building on the BFF mode in Bumble app, in July 2023 we officially launched a standalone Bumble For Friends app. Bumble For Friends app is a friendship app where people in all stages of life can meet people nearby and create meaningful platonic connections.

Bumble is more than our apps—we are powering a movement. Our mission-first strategy ensures that values guide our business decisions and our business performance enables us to drive impact. Our strategy is anchored by our powerful brand, product leadership, operational excellence, and public policy and social impact initiatives. Examples of how our mission drives our business include:

•
We enhance our brand through initiatives beyond our apps, including advocating for policy and legislative solutions to prohibit nonconsensual intimate image abuse and other online harms, including unsolicited lewd photos.
•
We engage in worldwide nonprofit partnerships to support healthy, safe, and equitable relationships, and to further our commitment to equity by supporting women and other underrepresented communities.
•
We enhance our brand through marketing campaigns centered around elevating women, including the “Believe Women” and “Love Letters to Black Women” campaigns.

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

Our apps share some common infrastructure, which allows insights to be shared between apps and is critical to providing our users with personalized and superior experiences. Our team has a strong track record of product leadership in online dating. We were the first company in the dating app industry to develop technology to proactively blur lewd photos shared within a chat, which we open-sourced in 2022 for the technology community as part of a larger effort to help rid the internet of “cyberflashing,” the sharing of unsolicited lewd photos online. We are continuously introducing new artificial intelligence capabilities to enhance our users' experience and safety, such as the recently announced Deception Detector, which uses artificial intelligence to help identify spam, scam, and fake profiles. In addition, the insights we have gained from our community have encouraged us to extend Bumble app into many more areas of life, such as platonic friendships and business networking, and we have built our platform with the flexibility to pursue these opportunities.

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

Our technology platform is fueled by:

•
Shared infrastructure: Our shared infrastructure allows us to quickly test new features, provides us with flexibility to migrate features from one app to another where appropriate, and improves execution at scale by driving faster improvements in our apps, while simultaneously driving operating efficiencies by reducing the cost of launching new features. Given our shared infrastructure, we can also innovate and scale efficiently as we enter new geographies and new categories outside online dating. Moreover, in seeking to acquire companies, we look for opportunities to leverage our shared infrastructure (for example, our content moderation capabilities) to accelerate their product roadmap.
•
Our data and machine learning capabilities: We are continually analyzing data from user interactions on our platform, allowing us to constantly optimize the user experience. We have introduced artificial intelligence capabilities that we leverage to personalize the potential matches we display, inform our product pipeline and otherwise tailor the experience for specific users. Our artificial intelligence capabilities play a key role in creating a safe environment for our users, providing protection against identity fraud as well as blocking inappropriate behavior and content from polluting our platform.
•
Our data protection and privacy standards: We are both committed and mandated to adhere to strict privacy standards, such as the General Data Protection Regulation in the European Union and the United Kingdom and several state laws in the United States (each as discussed below in “—Licensing and Regulation”).

Bumble App

On Bumble app, users can input information about themselves and set up a profile, which can be customized in many ways, such as by adding a Badge to prominently display certain values or characteristics. We use a matching algorithm combined with the preferences provided by users to recommend potential connections. Users can opt to use one of our filters to be more specific in the types of matches they see. A user can swipe right to vote “yes” to a potential match, or left to go to the next profile, or, in most of our markets, leave a compliment on a bio, specific photo or profile prompt on someone’s profile. When both users vote yes, a connection is made. After an initial match is formed, users on Bumble app must initiate a chat within 24 hours or the connection disappears. In a heterosexual connection, women make the first move by initiating a chat.

In addition to prioritizing verification of user photos and offering communication like voice and video chat tools to allow interactions before or in lieu of in-person meeting without exchanging sensitive personal information, we have also engineered other safety features such as our proactive safety monitoring. This feature uses machine learning to identify harassment and identity-based hate, which is then flagged to moderators to review and action appropriately according to our Community Guidelines.

Our subscription offerings, Bumble Boost and Bumble Premium, provide users with additional features to increase their success in making a meaningful connection. The most popular features in the subscription plans include: Unlimited Rematch, where subscribers have an unlimited number of opportunities to rematch with prior matches that have already expired after a 24-hour period; and Unlimited Extends, where subscribers have an unlimited number of 24-hour extensions on conversations. There are also additional, in-app purchases that subscribers and non-subscribing users can purchase, such as SuperSwipe (to inform potential matches that the user is confidently interested in them) and Spotlight (to advance the user's profile to the top of the list of potential matches so it is viewable by more potential matches instantly). In 2023, we introduced a new subscription tier, Bumble Premium Plus. The Premium Plus tier offers expanded benefits, including being able to see whose profile is trending.

Badoo App

On Badoo app, users’ profiles can be customized in many ways, such as by using the “Moods” feature to share what's on their minds, either based around their current emotions or what kind of date they want to pursue. Badoo app has a similar matching algorithm to

Bumble app and the same vote “yes” or “no” methodology by swiping right and left, respectively. It allows users the option to directly message anyone who is of interest without having to mutually vote yes.

On Badoo app, we have engineered safety features such as Rude Message Detector, which uses machine learning to detect any text that could be perceived as rude, abusive, homophobic or discriminatory and gives the user the control to dismiss the message if they are not comfortable with the language used.

Our subscription offerings on Badoo app, Badoo Premium and Badoo Premium Plus, allow additional features such as: Liked You, which allows users to find out who has already liked them; and Invisible Mode, which allows users to browse the app without being shown to other users. Badoo app also offers Badoo Credits, which can be purchased in bundles and used to acquire in-app features such as one-off popularity boosts.

Fruitz App

Fruitz app requires all users to select a profile fruit to indicate their dating intention: cherries for those seeking a serious relationship, grapes for those looking to date, watermelons for those who are not seeking anything serious, and peaches for those looking for a casual relationship. This simple feature normalizes the notion of users sharing their dating intentions from the first touchpoint with any user, encouraging honesty and transparency. Fruitz app's premium subscription offerings are Fruitz Premium and Fruitz Golden. Premium features include: Filter by Fruit, which enables users to filter other users by their dating intention, represented by their fruit, and Who Liked Me, which allows users to see who has already liked them, among others.

Official App

On Official app, users connect their profile with that of their partner, enabling a shared, linked product experience. The app is intended to help couples build healthy and lasting habits in their relationships, with features that promote communication, self-reflection, memory sharing, and discovery. Features include: daily check-ins, quizzes, partner nudges, shared notes, and date idea discovery, among others. In 2023, Official launched its premium subscription offering, which unlocks expanded content across features.

Bumble BFF and Bumble Bizz Modes

In addition to dating, in Bumble app we also provide products that enable social connection, offering users the opportunity to develop platonic connections through the BFF mode for friendships and through the Bizz mode for professional networking and mentorship. The BFF and Bizz modes have a format similar to the Date mode, requiring users to set up profiles and matching users through “yes” and “no” votes, similar to the dating platform.

Bumble For Friends App

Bumble For Friends app works in a similar way to the Date and BFF modes on Bumble app. When two users vote “yes” by swiping right on a profile, a connection is made. Either user can initiate a chat. Unlike in the BFF mode on Bumble app, on Bumble For Friends app any user with two or more connections can create a group chat, and using the Plans feature, users can easily organize an in-person meetup.

How We Grow Our Community

We are investing in growing our community by building our apps as distinct brands with complementary but unique user value propositions. For Bumble app, we educate audiences on how women making the first move creates healthier relationships. Badoo app is about helping people overcome the self-doubt they might feel, to open themselves up to others, embrace the journey of meeting people to figure out what they want. Fruitz app is centered around encouraging honesty and transparency by sharing dating intentions from the first touch point. Official app is about helping couples build healthy and equitable relationships by facilitating communication, connection and fun between partners. Bumble For Friends app is about recognizing, creating and celebrating meaningful local friendship and community for people in all stages of life.

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

Our Impact

Since the founding of Bumble app, we have established, engaged in, and supported a wide range of public policy and social impact efforts to further our mission, primarily focused on women’s empowerment, healthy relationship education, and the reduction in toxicity on our platform and society at large. These include:

•
Engaging Experts to Make our Platform Safe: We leverage both internal and external experts to continuously improve upon our policies and community guidelines. For example, we are a member of the Tech Coalition, an industry body that shares best practices to combat child sexual exploitation online.
•
In-App Integration of Bumble Initiatives: The Moves Making Impact product feature within Bumble app allows a user to select and support a cause that matters to them and is relevant to the Bumble brand and mission, each time that user sends a first message.
•
Policy Advocacy and Legislation Efforts: In 2019, we helped pass one of the first state-level laws to address the act of sending unsolicited lewd photos in Texas, and have since helped pass similar legislation in California and Virginia. In 2021, we launched a campaign in the UK to support the enactment of a law that makes the unsolicited sending of nude images illegal, and in October 2023 the Online Safety Act was passed, which criminalized cyberflashing.
•
Addressing artificial intelligence-enabled harms: We have worked with Partnership on AI (PAI) on developing and launching PAI’s Responsible Practices for Synthetic Media, which serves as a guide to devising policies, practices, and technical interventions that interrupt harmful uses of generative artificial intelligence.

Human Capital

Our company culture and people practices are critical to achieving our mission of creating a world where all relationships are healthy and equitable, through Kind Connections, and our values are rooted in growth, kindness, equity, accountability and honesty.

Diversity & Inclusion

The diversity of our management team and workforce is key to our success and reflects our mission and values. We strongly encourage people of color, lesbian, gay, bisexual, transgender, queer and non-binary people, veterans, parents, people with disabilities, and neurodivergent people to apply to work with us. We seek to be fully reflective of the communities we serve around the world. As of December 31, 2023, 73% of our Board and more than 50% of our management team were women. As of December 31, 2023, we had approximately 1,200 full-time employees, of which approximately 980 were located outside of the United States.

We are focused on building an inclusive culture and sustaining a diverse workforce through a variety of company initiatives. As part of that effort, we have established several employee resource groups (“ERG”s), each with a mission of bringing our employees together, collectively learning, sharing meaningful experiences, addressing challenges, providing access to supportive services and building inclusive communities within Bumble. At the center of this initiative is Diversibees, an intersectional, employee-led organization consisting of approximately 300 employees. Single-identity affinity groups come together under the Diversibees umbrella. Our ERGs sponsor many initiatives throughout the year, which build community and advocacy through workshops, newsletters, listening circles, leadership development and other training programs, and cultural celebrations.

In 2023, we launched our Diversity, Equity, Inclusion and Belonging strategic framework, which focuses on three pillars: harmonization (working together to create an inclusive culture), ensemble (embracing our differences so that we all feel we belong), and transcend (expanding our brand to become an employer of choice for marginalized groups in technology).

Other company initiatives include: continuing to expand the role of our Diversity, Equity, Inclusion and Belonging Center of Excellence, providing diversity and inclusion training to all employees, and continuing our investment in the Bumble Tech Academy graduates, which encourages and supports the transition of talent from underrepresented groups and communities to the tech sector.

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

We invest in development to help employees grow and build their careers. We sponsor training, education and leadership development opportunities for our employees designed to provide them with the knowledge, skills and habits necessary to succeed in their jobs and careers. In 2023, we continued to refine our performance evaluation processes and carried out a company-wide manager development program.

To build an organization where employees feel engaged, valued and heard, we gather and respond to employees’ feedback in a variety of ways, including through periodic employee engagement surveys, new joiner surveys, one-on-one interactions, and regular “All Hands” meetings that bring the entire company together. Participation in our most recent employee engagement survey was active, with approximately seven in ten employees completing the survey. We maintain open lines of communication to help us understand our employees’ needs so that we can continuously improve as an employer of choice for our current and future employees.

Benefits, Safety & Wellbeing

The success of our business is fundamentally connected to the wellbeing of our people. We continue to invest in benefits that help our employees and their families, support the Bumble mission, and align with market practice across five key health pillars: physical, mental, financial, family, and social.

We offer a competitive benefits package, which includes access to private healthcare coverage for employees and their families, paid six-month leave for parents regardless of gender, path to parenthood support, unlimited paid time off, and paid leave for survivors of domestic violence or violent crimes. All employees have access to a wellbeing portal. We also help prepare our employees for a secure future by investing in initiatives for financial and retirement planning.

The safety of our employees remains among our top priorities. We regularly engage a mental health liaison to work with our internal safety team, host benefit sessions on topics of safety, and offer targeted mental healthcare resources to our internal safety team employees, providing an additional layer of care for their wellbeing.

Competition

The online dating industry is growing and highly competitive. We compete with a number of companies that provide dating products and services for the same markets in which we operate, including other online dating platforms and social media platforms. In addition, we compete with offline dating services, such as in-person matchmakers, as well as more traditional forms of dating that involve people meeting offline without the use of dating products or services altogether. Because of the extensibility of the Bumble app platform beyond dating, we also compete with social media and networking platforms in that context.

Intellectual Property

We believe that our rights in our intellectual property, including but not limited to patents, designs, copyrights, trademarks and domain names, as well as contractual provisions and restrictions on access to our proprietary technology, are important to our marketing efforts to develop brand recognition and differentiate our brand from our competitors. We own a number of trademarks that have been registered, or for which registration applications are pending, in the U.S. as well as in certain foreign jurisdictions. These trademarks include, among others, BUMBLE, BUMBLE FOR FRIENDS, BADOO, FRUITZ and OFFICIAL. The current registrations of these trademarks are effective for varying periods of time and may be renewed periodically, provided that we, as the registered owner, or our licensees where applicable, comply with all applicable renewal requirements including, where necessary, the continued use of the trademarks in connection with similar services and goods. We expect to pursue additional trademark registrations to the extent we believe they would be beneficial and cost-effective.

In addition to trademark protection, we own numerous domain names, including www.bumble.com, and patents and designs for various product features. We also enter into, and rely on, confidentiality and proprietary rights agreements with our employees, consultants, contractors and business partners to protect our inventions, trade secrets, proprietary technology and other confidential information. We further protect the use of our proprietary technology and intellectual property through provisions in both our customer terms of use on our website and in our vendor terms and conditions. For information regarding risks related to our intellectual property, please see “Item 1A—Risk Factors—Risks Related to Intellectual Property.”

Seasonality

We experience seasonality in user growth, user engagement, Paying User growth, and monetization on our platform. Historically, we have seen an increase in all of these metrics in January due in part to seasonal demand in the lead up to Valentine’s Day, and during the Northern Hemisphere summer. Generally, our highest performing months for user growth and user engagement are during the first and third quarters of the fiscal year, and our highest performing months for Total Paying Users are in the third and fourth quarters of the fiscal year. Seasonal trends are difficult to predict accurately and may change from year to year.

Licensing and Regulation

We are subject to a variety of laws and regulations in the United States and around the world that involve matters central to our business. Many of these laws and regulations are still evolving and being tested in courts, and could be interpreted in ways that could harm our business. These laws may relate to privacy and data protection, online safety, rights of publicity, content, intellectual property, advertising, marketing, distribution, data security, electronic contracts and other communications, artificial intelligence, competition, protection of minors, consumer protection, telecommunications, taxation, economic or other trade prohibitions or sanctions, anti-corruption law compliance, securities law compliance, online payment services, and labor and employment. We currently, and from time to time, may not be in technical compliance with all such laws. Foreign data protection, privacy, content, competition, and other laws and regulations can impose different obligations or be more restrictive than those in the United States. U.S. federal and state and foreign laws and regulations, which in some cases can be enforced by private parties in addition to government entities, are constantly evolving and can be subject to significant change. As a result, the application, interpretation, and enforcement of these laws and regulations are often uncertain and difficult to predict, particularly in the rapidly evolving industry in which we operate, and may be interpreted and applied inconsistently from country to country and inconsistently with our current policies and practices.

Proposed, new and evolving legislation and regulations could also significantly affect our business. For example, the implications of the European Union (“EU”) and United Kingdom’s General Data Protection Regulation, which applies to our products and services, are far-reaching and constantly evolving. In addition to these laws, there are a number of legislative proposals in the EU as well as other jurisdictions that could impose new obligations or limitations in areas affecting our business. There are other privacy and data protection laws and regulations that impact the products and services we offer to users in different countries. In the United States, there are a number of existing state laws, such as those in California, Virginia, Colorado, Connecticut, Utah and Illinois, as well as others that are to come into force in the coming years, in addition to a potential comprehensive federal privacy statute. Agencies such as the Federal Trade Commission are increasing their enforcement efforts and considering adopting new privacy rules. New privacy laws or regulations are likely to grant enhanced privacy rights to individuals and impose obligations on us as a business operating in those jurisdictions. In addition, some countries are considering or have passed legislation requiring local storage and processing of data or similar requirements that could increase the cost and complexity of delivering our services. For information regarding risks related to these compliance requirements, please see “Item 1A—Risk Factors—Risks Related to Regulation and Litigation—We must comply with rapidly evolving privacy and data protection laws across jurisdictions, and the failure to do so could result in claims, changes to our business practices, monetary penalties, increased cost of operations, or declines in user growth or engagement, or otherwise harm our business.”

In addition to privacy laws, there are emerging online safety laws globally such as the EU Digital Services Act, the UK Online Safety Act and U.S. laws targeting companies that operate online dating services that have already come into effect or are coming into effect in 2024, which include significant penalties for non-compliance. There is also a developing trend for online safety codes to target specific industries such as the online dating industry (for example, in Australia). Such online safety laws and codes may require us, in the future, to change our products, business practices or operations, which could adversely affect user growth and engagement and increase compliance costs for our business.

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

Website and Social Media Disclosure

We use our websites (www.bumble.com and ir.bumble.com) and at times our corporate X account (formerly known as Twitter) (@bumble) and LinkedIn (www.linkedin.com/company/bumble) to distribute company information. The information we post through these channels may be deemed material. Accordingly, investors should monitor these channels, in addition to following our press releases, SEC filings and public conference calls and webcasts. In addition, you may automatically receive e-mail alerts and other information about Bumble when you enroll your e-mail address by visiting the “E-mail Alerts” section of our website at ir.bumble.com. The contents of our website and social media channels are not, however, a part of this Annual Report.

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

Risks Related to Our Brands, Products and Operations

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
•
there are decreases in user sentiment due to questions about the quality or usefulness of our products or concerns related to safety, security, well-being or other factors, including our implementation and use of artificial intelligence;
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
•
we fail to introduce new features, products or services that users find engaging or if we introduce new products or services, or make changes to existing products and services, that are not favorably received, including artificial intelligence-driven changes;
•
we fail to keep pace with evolving online, market and industry trends (including the introduction of new and enhanced digital services and technologies);
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

From time to time, certain of these factors have negatively affected user retention, growth, and engagement to varying degrees. See “—Access to our products depends on mobile app stores and other third parties such as data center service providers, as well as third-party cloud infrastructure and service providers, payment aggregators, computer systems, internet transit providers and other communications systems and service providers, and such third-parties may take actions that limit, prohibit or eliminate our ability to distribute or update our applications, or increase the costs to do so.” If we are unable to maintain or increase our user base and user engagement, our revenue and financial results may be materially adversely affected. In addition, we may not experience rapid user growth or engagement in countries where, even though mobile device penetration is high, due to the lack of sufficient cellular based data networks, consumers rely heavily on Wi-Fi and may not access our products regularly throughout the day. Any decrease in user retention, growth or engagement could render our products less attractive to users, which is likely to have a material adverse impact on our revenue, business, financial condition and results of operations. If our user growth rate slows or declines, we will become increasingly dependent on our ability to maintain or increase levels of user engagement and monetization in order to drive revenue growth.

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

In addition, within the dating industry generally, costs for consumers to switch between products are low, and consumers have a propensity to try new approaches to connecting with people and to use multiple dating products at the same time. As a result, new products, entrants and business models are likely to continue to emerge. It is possible that a new product could gain rapid scale at the expense of existing brands through harnessing a new technology (such as artificial intelligence), or a new or existing distribution channel, creating a new or different approach to connecting people or some other means.

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

We also rely on large tech platforms such as Google for targeted advertisement and performance marketing. In 2022, Google announced a multi-year initiative with the goal of strengthening privacy on Android, which may include the abolishment of Advertising IDs (Google's unique user IDs for advertising) and limitations on sharing user data with third parties. There are also, and may in the future be, legislative initiatives such as the European Union’s Digital Markets Act that require gatekeeper platforms such as Google to obtain valid user consent before collecting and using personal data for targeted advertising. In the event that our ability to accurately target, track and measure our advertising campaigns at the user level becomes more limited due to such regulatory changes or large tech platforms’ policy changes, or we are no longer able to conduct targeted advertisement and performance marketing through such platforms because of increased costs of advertising on these platforms, or we choose not to conduct targeted advertisement and performance marketing through such platforms due to, for example, brand safety concerns, our user acquisition and revenue stream may be materially adversely affected.

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

Finally, many users historically registered for (and logged into) our applications through their Facebook profiles or their Apple IDs. While we have other methods that allow users to register for (and log into) our products, no assurances can be provided that users will use these other methods. Facebook, Apple and other platforms such as Google have broad discretion to change their terms and conditions in ways that could limit, eliminate or otherwise interfere with our ability to use them as a registration method or to allow them to use such data to gain a competitive advantage. Such changes in terms and conditions could materially adversely affect our business, financial condition and results of operations. Additionally, if security on any of these platforms is compromised, if our users are locked out from their accounts on any of these platforms, or if any of these platforms experiences an outage, our users may be unable to access our products. As a result, user growth and engagement on our service could be materially adversely affected, even if for a temporary period.

Access to our products depends on mobile app stores and other third parties such as data center service providers, as well as third-party cloud infrastructure and service providers, payment aggregators, computer systems, internet transit providers and other communications systems and service providers, and such third-parties may take actions that limit, prohibit or eliminate our ability to distribute or update our applications, or increase the costs to do so.

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

Furthermore, both Apple and Google have broad discretion to make changes to their operating systems or payment services or change the manner in which their mobile operating systems function and their respective terms and conditions applicable to the distribution of our applications, including the amount of, and requirement to pay, certain fees associated with purchases required to be facilitated by Apple and Google through our applications, and to interpret their respective terms and conditions in ways that may limit, eliminate or otherwise interfere with our products, our ability to distribute our applications through their stores, our ability to update our applications, including to make bug fixes or other feature updates or upgrades, the features we provide, the manner in which we market our in-app products, our ability to access native functionality or other aspects of mobile devices, and our ability to access information about our users that they collect. To the extent either or both of them do so, our business, financial condition and results of operations could be materially adversely affected. For example, pursuant to Google’s policy whereby only Google Play’s in-app billing system could be used for transactions in its store, we were mandated to stop the provision of non-native payment options to our users on Android during 2021, which caused disruptions for users and led to a decline in Paying Users. Since announcing this policy in 2020, following industry pushback and country-specific regulations Google has introduced in select markets the option of “user choice billing,” which allows eligible developers to offer users an additional billing system alongside Google Play’s billing system, and in the European Economic Area the option for eligible developers to offer users an alternative to Google Play’s billing system. We are actively exploring such solutions on a country-by-country basis. However, as these solutions are in their infancy, they may evolve following subsequent regulatory mandates or organically at Google’s behest, and as such we will need to be ready to continuously adapt to such changes. Any deadlines imposed on developers by future iterations of Google’s policy will require prompt and active development, and failure to do so may result in the discontinuation of the provision of alternative billing methods to our users. Similarly, Apple is experiencing industry pushback and country-specific regulations. In response to a recent antitrust lawsuit, Apple now allows all digital apps in the United States to include a link to the developer’s website to process payments for in-app purchases. Additionally, in the EU, pursuant to the Digital Markets Act, all major app store operators such as Google and Apple will be forced to introduce more country-specific billing policies that allow developers to offer alternative billing methods, and it is expected that other markets may follow suit. Should we choose to explore such policy initiatives for the benefit of our business and our users, we may potentially become subject to highly nuanced, country-specific billing policies and commissions of major app store operators, we may need to devote more resources and time in creating and managing separate app bundles for each country in which we want to offer alternative billing options, which could become burdensome, and/or we could become subject to higher commissions overall. Furthermore, changes to billing options may cause a disruption to the user journey, which could cause a decrease in paying user conversion rates. Alternatively, choosing not to explore such policy initiatives could present a risk of missed opportunity. Any of the foregoing could materially adversely affect our business, financial condition and results of operations.

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

Changes to our existing brands and products, or the introduction or acquisition of new brands or products, could fail to attract or retain users or generate revenue and profits.

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
•
compliance challenges due to different laws and regulatory environments, particularly in the case of intellectual property, privacy, data security, intermediary liability, and consumer protection;
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
•
geopolitical tension (such as the wars in Ukraine and Israel) or social unrest and economic instability, particularly in countries in which we operate;
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
•
advisories by the U.S. or other governments regarding usage of our apps in other countries;

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

In addition, from time to time, we use the success stories of our users, and utilize sponsorships, Bumble app brand ambassadors, spokespersons and social media influencers, including in some cases celebrities, in our advertising and marketing programs to communicate on a personal level with consumers. If these individuals act in a way that is contrary to our women-first mission or that harms their personal reputation or image, or if they stop using our services and products, it could have an adverse impact on the advertising and marketing campaigns in which they are featured and on our brand. We and our brand ambassadors, spokespersons and social media influencers also use social media channels as a means of communicating with consumers. Unauthorized or inappropriate use of these channels could result in harmful publicity or negative consumer experiences, which could have an adverse impact on the effectiveness of our marketing in these channels. In addition, substantial negative commentary by others on social media platforms could have an adverse impact on our reputation and ability to attract and retain users. If our advertising and marketing campaigns do not generate a sufficient number of users, our business, financial condition and results of operations will be materially adversely affected.

We are subject to certain risks as a mission-based company.

The mission of Bumble app is a significant part of our business strategy and who we are as a company. We believe that Bumble app users value our commitment to our mission. However, because we hold ourselves to such high standards, and because we believe our users have come to have high expectations of us, we may be more severely affected by negative reports or publicity if we fail, or are perceived to have failed, to live up to Bumble app’s mission. For example, providing a safe online community for users to build new relationships and to empower women is central to Bumble app’s mission. As a result, our brands and reputation may be negatively affected by the actions of users that are deemed to be hostile or inappropriate to other users or disempowering to women or by the actions of users acting under false or inauthentic identities. Similarly, any negative publicity about activity in the business that is perceived to be disempowering to women would negatively affect our brands and reputation. If any of our employees were to engage in or be accused of misconduct, or if we were to fail to properly address misconduct, particularly behavior or actions that are inconsistent with our mission-driven culture, we could be exposed to regulatory scrutiny or legal liability, and our business and reputation could be materially adversely affected. The damage to our reputation may be greater than other companies that do not have similar values as us, and it may take us longer to recover from such an incident and gain back the trust of our users.

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

We currently depend on the continued services and performance of our key personnel, including Whitney Wolfe Herd, our Executive Chair, and Lidiane Jones, our Chief Executive Officer. If one or more of our executive officers or key employees were unable or unwilling to continue their employment with us, we might not be able to replace them easily, in a timely manner, or at all. The risk that competitors or other companies may poach our talent increases as we continue to build our brands and become more well-known. Our key personnel have been, and may continue to be, subject to poaching efforts by our competitors and other internet companies, including well-capitalized players in the social media and consumer internet space. The loss of key personnel, including members of management as well as key engineering, product development, and marketing personnel, could disrupt our operations and have a material adverse effect on our business.

Our future success will depend upon our continued ability to identify, hire, develop, motivate and retain highly skilled individuals across the globe, with the continued contributions of our senior management being especially critical to our success. There is strong competition for well-qualified, highly skilled employees, and from time to time we may not be able to fill positions in desired geographic areas or at all, or may experience increased labor costs in order to do so. While we have established programs to attract new employees and provide incentives to retain existing employees, particularly our senior management, we cannot guarantee that we will be able to attract new employees or retain the services of our senior management or any other key employees in the future. As we continue to mature, the incentives to attract, retain, and motivate employees provided by our equity awards or by future arrangements may not be as effective as in the past, and if we issue significant equity to attract additional employees or to retain our existing employees, we would incur substantial additional share-based compensation expense and tax expense and the ownership of our existing stockholders would be further diluted. Proposed and final state and federal laws, rules and regulations intended to limit or curtail the enforceability of non-competition, employee non-solicitation, confidentiality and similar restrictive covenant clauses could make it more difficult to retain qualified personnel. Further, our ability to attract, retain, and motivate employees may also be adversely affected by stock price volatility. In particular, declines in our stock price, or lower stock price performance relative to competitors have been reducing the retention value of our share-based awards, which can impact the competitiveness of our compensation.

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

See also “—We face risks arising from the recently announced plan to implement a global workforce reduction and restructuring of our operations and uncertainty with respect to our ability to achieve stronger operating leverage and realize anticipated efficiencies associated with such restructuring.”

We face risks arising from the recently announced plan to implement a global workforce reduction and restructuring of our operations and uncertainty with respect to our ability to achieve stronger operating leverage and realize anticipated efficiencies associated with such restructuring.

On February 27, 2024, we announced our intention to reduce the Company’s global workforce to better align our operating model with future strategic priorities and to drive stronger operating leverage. Future charges related to such actions may harm our profitability in the periods incurred.

These restructuring actions, which include a reduction in workforce and redesigns of our operating model and core processes, may present a number of significant risks that could have a material adverse effect on our business, financial condition, or results of operations, including:

•
incurrence of additional costs in the short-term, including workforce reduction costs or third-party resources, or in different periods than anticipated;
•
actual or perceived disruption of service or reduction in service levels to users;
•
potential adverse effects on our internal control environment and inability to preserve adequate internal controls;
•
actual or perceived disruption to service providers and other important operational relationships and the inability to resolve potential conflicts in a timely manner;

•
distraction to employees and management and diversion of management attention from ongoing business activities and strategic objectives;
•
failure to maintain employee morale and retain key employees, damage to company culture and an increase in employment claims; and
•
damage to our brand and reputation as an employer, which could make it more difficult for us to hire new employees in the future.

Because of these and other factors, some of which may not be entirely within our control, we may not fully realize the purpose and anticipated operational benefits, efficiencies or cost savings of any productivity actions in the expected timelines, or at all, and, if we do not, our business, financial condition, and results of operations may be adversely affected.

Inappropriate actions by certain of our users could be attributed to us and damage our brands’ reputations, which in turn could materially adversely affect our business.

Users of our products have been, and may in the future be, physically, financially, emotionally or otherwise harmed by other individuals that such users have met or may meet through the use of one of our products. When one or more of our users suffers or alleges to have suffered any such harm either on our platform or in person after meeting on our products, we have in the past, and could in the future, experience negative publicity or legal action that could damage our brands and our brands’ reputation. Similar events affecting users of our competitors’ products have resulted in the past, and could result in the future, in negative publicity for the dating industry generally, which could in turn negatively affect our business, particularly if such objectionable events are widely reported.

In addition, the reputations of our brands may be materially adversely affected by the actions of our users that are deemed to be hostile, offensive, defamatory, inappropriate or unlawful. Furthermore, users have in the past and may in the future use our products for illegal or harmful purposes rather than for their intended purposes, such as romance scams, promotion of false or inaccurate information, financial fraud, drug trafficking, sex-trafficking, and recruitment to terrorist groups. While we have systems and processes in place that aim to monitor and review the appropriateness of the content accessible through our products, which include, in particular, reporting tools through which users can inform us of such behavior on the platform, and have adopted policies regarding illegal, offensive or inappropriate use of our products, our users have in the past, and could in the future, nonetheless engage in activities that violate our policies, and/or the systems and processes that we have in place to monitor and review the appropriateness of content may fail. Additionally, while our policies attempt to address illegal, offensive or inappropriate use of our products, we cannot control how our users engage if and when they meet in person after meeting on our products. These safeguards may not be sufficient to avoid harm to our reputation and brands, especially if such hostile, offensive or inappropriate use is well-publicized. Furthermore, to the extent that our users, particularly women, do not feel safe using our products, our reputation and Bumble app's “women-first” brand would be negatively affected, which may in turn materially adversely affect our business, financial condition and results of operations.

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

We regularly review metrics, including our Bumble App Paying Users, Badoo App and Other Paying Users, Total Paying Users, Bumble App Average Revenue per Paying User, Badoo App and Other Average Revenue per Paying User and Total Average Revenue per Paying User metrics, to evaluate growth trends, measure our performance, and make strategic decisions. These metrics are calculated using internal company data gathered on an analytics platform that we developed and operate and have not been validated by an independent third party. While these metrics are based on what we believe to be reasonable estimates of our user base for the applicable period of measurement, there are inherent challenges in measuring how our products are used across large populations globally. Our user metrics are also affected by technology on certain mobile devices that automatically runs in the background of our application when another phone function is used, and this activity can cause our system to miscount the user metrics associated with such account. The methodologies used to measure these metrics require significant judgment and are also susceptible to algorithm or other technical errors. In addition, we are continually seeking to improve our estimates of our user base, and such estimates may change due to improvements or changes in our methodology, which could result in adjustments to our historical metrics. Our ability to recalculate our historical metrics may be impacted by data limitations or other factors. Moreover, when we make an acquisition, the methodologies that were historically used by the acquired company to calculate certain metrics may be different from our methodologies in calculating those metrics, and it may take time to align the methodologies.

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

Our efforts to address undesirable activity on our platform also increase the risk of retaliatory attacks. Such breaches and attacks on us or our third-party service providers may cause interruptions to the services we provide, degrade the user experience, cause users or marketers to lose confidence and trust in our products and decrease the use of our products or stop using our products in their entirety, impair our internal systems, or result in financial harm to us. Any failure to prevent or mitigate security breaches and unauthorized access to or disclosure of our data or user data, including personal information, content, or payment information from users, or information from marketers, could result in the loss, modification, disclosure, destruction, or other misuse of such data, which could subject us to legal liability, harm our business and reputation and diminish our competitive position. We may incur significant costs in protecting against or remediating such incidents and as cybersecurity incidents continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any information security vulnerabilities. Our efforts to protect our confidential and sensitive data, the data of our users or other personal information we receive, and to minimize undesirable activities on our platform, may also be unsuccessful due to software bugs or other technical malfunctions; employee, contractor, or vendor error or malfeasance, including defects or vulnerabilities in our service providers’ information technology systems or offerings; government surveillance; breaches of physical security of our facilities or technical infrastructure; our or our third-party vendors’ implementation or use of artificial intelligence; or other threats that may surface or evolve.

Moreover, third parties may attempt to fraudulently induce employees or users to disclose information in order to gain access to our data or our users’ data. Cyber-attacks continue to evolve in sophistication and volume, and may be difficult to detect for long periods of time. As artificial intelligence capabilities improve and are increasingly adopted, we may also see cyber-attacks created through artificial intelligence. Although we have developed technology and processes that are designed to protect our data and user data, to prevent data loss, to disable undesirable accounts and activities on our platform, and to prevent or detect security breaches, we cannot assure you that such measures will be successful, that we will be able to anticipate or detect all cyber-attacks or other breaches, that we will be able to react to cyber-attacks or other breaches in a timely manner, or that our remediation efforts will be successful. For example, while our technology has supported remote work, such working environments may be less secure and more susceptible to attack, including phishing and social engineering attempts. We may also incur significant legal and financial exposure, including legal claims, higher transaction fees and regulatory fines and penalties as a result of any compromise or breach of our systems or data security, or the systems and data security of our third-party providers. Any of the foregoing could have a material adverse effect on our business, financial condition and results of operations.

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

If the security of personal and confidential or sensitive user information that we or some of our partners maintain and store is breached, or otherwise accessed by unauthorized persons, it may be costly to remediate such a breach and our reputation could be harmed.

We receive, process, store, and transmit a significant amount of personal user and other confidential or sensitive information, including user-to-user communications, payment card information and other personal information of our users and employees, and enable our users to share their personal information with each other. We continuously develop and maintain systems to protect the security, integrity and confidentiality of this information, but we have experienced past incidents and cannot guarantee that inadvertent or unauthorized use or disclosure of such information will not occur in the future or that third parties will not gain unauthorized access to such information despite our efforts. When such incidents occur, we may not be able to remedy them, we may be required by law to notify regulators and individuals whose personal information was used or disclosed without authorization, we may be subject to claims against us, including government enforcement actions or investigations, fines and litigation, and we may have to expend significant capital and other resources to mitigate the impact of such events, including developing and implementing protections to prevent future events of this nature from occurring. When unauthorized access to any of the confidential, sensitive or other personal information we collect or process occurs, the perception of the effectiveness of our security measures and our reputation may be harmed, we may lose current and potential users and the recognition of our various brands and such brands’ competitive positions may be diminished, any or all of which might materially adversely affect our business, financial condition and results of operations. See “—We must comply with rapidly-evolving privacy and data protection laws across jurisdictions, and the failure to do so could result in claims, changes to our business practices, monetary penalties, increased cost of operations, or declines in user growth or engagement, or otherwise harm our business.”

Furthermore, some of our partners may receive or store information provided by us or by our users through mobile or web applications integrated with our applications and we may use third-party service providers to store, transmit and otherwise process certain confidential, sensitive or other personal information on our behalf. If these third parties fail to adopt or adhere to adequate data security practices, to comply with applicable legislation, to transfer data with the required adequate measures for the transfer, or in the event of a breach of their networks, our data or our users’ data may be improperly accessed, used, or disclosed, which could subject us to legal liability. We cannot control such third parties and cannot guarantee that a security breach will not occur on their systems. Although we may have contractual protections with our third-party service providers, contractors and consultants, any actual or perceived security breach could harm our reputation and brand, expose us to potential liability or require us to expend significant resources on data security and in responding to any such actual or perceived breach. Any contractual protections we may have from our third-party service providers, contractors or consultants may not be sufficient to adequately protect us from any such liabilities and losses, and we may be unable to enforce any such contractual protections.

We use and intend to further use AI in our business, and challenges with properly managing its use could result in reputational harm, competitive harm, legal liability and other material adverse effects on our business, financial condition and results of operations.

We use artificial intelligence technologies, machine learning, data analytics and similar tools (collectively, “AI”) in our products and services, and the integration of AI may become more important to our operations over time. Our competitors may incorporate AI into their services more quickly or more successfully than us, which could impair our ability to compete effectively and use of AI by our service providers, counterparties and other third parties, whether or not known to us, could also expose us to risks, all of which could adversely affect the results of our operations. Additionally, if the content or recommendations that AI applications assist in producing are or are alleged to be illegal, infringing third-party rights, deficient, inaccurate, offensive, biased or otherwise harmful, we may face reputational consequences or legal liability, and our business, financial condition and results of operations may be adversely affected. AI also presents emerging ethical issues. If our use of AI becomes controversial, we may experience loss of user trust, as well as brand or reputational harm, competitive harm or legal liability.

AI is the subject of evolving review by various governmental and regulatory agencies around the globe, including the SEC and the FTC, and laws, rules, directives and regulations governing the use of AI are changing and evolving rapidly, such as the EU Artificial Intelligence Act. We may not always be able to anticipate how to respond to these frameworks and we may have to expend resources to adjust or audit our products and services in certain jurisdictions if the legal frameworks on AI are not consistent across jurisdictions. In particular, use of personal data in foundational models and intellectual property ownership and license rights, including copyright, of generative and other AI output, have not been fully interpreted by courts or regulations. Any failure or perceived failure by us to comply with laws, rules, directives and regulations governing the use of AI could have an adverse impact on our business, and we may not be able to claim intellectual property ownership and license rights on any content or source code that we create using AI.

The rapid evolution of AI, including potential regulation, makes the risks of using AI impossible to predict, and will require the dedication of significant resources to develop, test and maintain AI technologies, including to implement AI ethically in order to minimize unintended harmful impact.

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

Finally, the passage or adoption of any legislation or regulation affecting the ability of service providers to periodically charge consumers for, among other things, recurring subscription payments may materially adversely affect our business, financial condition and results of operations. For example, under the Payment Services Regulation 2017, banks and other payment services providers must develop and implement strong customer authentication to check that the person requesting access to an account or trying to make a payment is permitted to do so. This has impacted and could materially adversely affect our payment authorization rate, user journey and paying user conversion rates. Legislation or regulation regarding the foregoing, or changes to existing legislation or regulation governing subscription payments, have been enacted or are being considered globally, including in many U.S. states and by the Federal Trade Commission, as well as in certain EU countries and the UK (for example, the Digital Markets, Competition and Consumers Bill). While we monitor and attempt to comply with these legal developments, we have been in the past, and may be in the future, subject to claims under such legislation or regulation.

Our success depends, in part, on the integrity of third-party systems and infrastructure and on continued and unimpeded access to our products and services on the internet.

We rely on third parties, primarily data center service providers (such as colocation providers), as well as third-party cloud infrastructure and service providers, payment aggregators, computer systems, internet transit providers, other communications systems and service providers, and system management service providers, in connection with the provision of our products generally, as well as to facilitate and process certain transactions with our users. We have no control over any of these third parties, and we cannot guarantee that such third-party providers will not experience system interruptions, outages or delays, deterioration in their performance, or cyber attacks or other cyber incidents.

Problems or insolvency experienced by third-party data center service providers (such as colocation providers), cloud infrastructure and service providers, and payment aggregators, upon whom we rely, the telecommunications network providers with whom we or they contract or with the systems through which telecommunications providers allocate capacity among their customers could also materially adversely affect us. Any changes in service levels at our data centers, cloud infrastructure and service providers, or payment aggregators, or any interruptions, outages or delays in our systems or those of our third-party providers, or deterioration in the performance of these systems, could impair our ability to provide our products or process transactions with our users, which could materially adversely impact our business, financial condition and results of operations. Additionally, if we need to migrate our business to different third-party data center service providers, cloud infrastructure and service providers, or payment aggregators, as a result of any such problems or insolvency, it could delay our ability to process transactions with our users. See “—Security breaches, improper access to or disclosure of our data or user data, other hacking and phishing attacks on our systems, or other cyber incidents could compromise the confidentiality and/or availability of sensitive information related to our business and/or personal data processed by us or on our behalf and expose us to liability, which could harm our reputation and materially adversely affect our business.”

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

Moreover, government-initiated internet shutdowns or internet outages due to cyber-attacks in a geographical market in which we operate could also negatively impact our business. For example, a cyber-attack by Russia targeting Ukraine and any associated internet outage may affect the performance and operation of our independent contract moderators based in Ukraine, which could, in turn, materially adversely affect our business.

Further, third-party system management service providers that we rely on could experience cyber attacks or other cyber incidents, in which case we could lose intellectual property and/or experience destruction of our infrastructure and disruption to our services, the restoration of which could take a long time. If such an incident were to occur, our reputation, business, financial condition and results of operations could be adversely affected.

Our success depends, in part, on the integrity of our information technology systems and infrastructure and on our ability to enhance, expand and adapt these systems and infrastructure in a timely and cost-effective manner.

In order for us to succeed, our information technology systems and infrastructure must perform well on a consistent basis. Our products and systems rely on software and hardware that is highly technical and complex, and depend on the ability of such software and hardware to store, retrieve, process and manage immense amounts of data. Despite internal testing, particularly when first introduced or when new versions or enhancements are released, our software may contain serious errors or defects, security vulnerabilities, or software bugs that are difficult to detect and correct, which we may be unable to successfully correct in a timely manner or at all. This could result in lost revenue, significant expenditures of capital, a delay or loss in market acceptance, and damage to our reputation and brands.

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

Risks Related to Intellectual Property

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

Any claim or litigation alleging that we have infringed or otherwise violated intellectual property or other rights of third parties, with or without merit, and whether or not settled out of court or determined in our favor, could be time-consuming and costly to address and resolve, and could divert the time and attention of our management and technical personnel. Some of our competitors have substantially greater resources than we do and are able to sustain the costs of complex intellectual property litigation to a greater degree and for longer periods of time than we could. The outcome of any litigation is inherently uncertain, and there can be no assurances that favorable final outcomes will be obtained in all cases. In addition, third parties may seek, and we may become subject to, preliminary or provisional rulings in the course of any such litigation, including potential preliminary injunctions requiring us to cease some or all of our operations. We may decide to settle such lawsuits and disputes on terms that are unfavorable to us. Similarly, if any litigation to which we are a party is resolved adversely, we may be subject to an unfavorable judgment that may not be reversed upon appeal, including being subject to a permanent injunction and being required to pay substantial monetary damages, including treble damages and attorneys’ fees, if we are found to have willfully infringed a party’s intellectual property rights. The terms of such a settlement or judgment may require us to cease some or all of our operations or pay substantial amounts to the other party. In addition, we may have to seek a license to continue practices found to be in violation of a third-party’s rights. If we are required, or choose to enter into royalty or licensing arrangements, such arrangements may not be available on reasonable terms, or at all, and may significantly increase our operating costs and expenses. Such arrangements may also only be available on a non-exclusive basis such that third parties, including our competitors, could have access to the same licensed technology to compete with us. As a result, we may also be required to develop or procure alternative non-infringing technology, which could require significant effort, time and expense, or discontinue use of the technology. There also can be no assurance that we would be able to develop or license suitable alternative technology to permit us to continue offering the affected products or services. If we cannot develop or license alternative technology for any allegedly infringing aspect of our business, we would be forced to limit our products and services and may be unable to compete effectively. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation. Any of the foregoing, and any unfavorable resolution of such disputes and litigation, would materially adversely impact our business, financial condition and results of operations.

We may fail to adequately obtain, protect and maintain our intellectual property rights or prevent third parties from making unauthorized use of such rights.

Our intellectual property is a material asset of our business and our success depends in part on our ability to protect our proprietary rights and intellectual property. For example, we rely heavily upon our trademarks, designs, copyrights, related domain names, social media handles and logos to market our brands and to build and maintain brand loyalty and recognition. We also rely upon patents, proprietary technologies and trade secrets, as well as a combination of laws, and contractual restrictions, including confidentiality agreements with employees, customers, suppliers, affiliates and others, to establish, protect and enforce our various intellectual property rights. For example, we have generally registered and continue to apply to register and renew, or secure by contract where appropriate, trademarks and service marks as they are developed and used, and reserve, register and renew domain names and social media handles as we deem appropriate. If our trademarks and trade names are not adequately protected, then we may not be able to build and maintain name recognition in our markets of interest and our business may be adversely affected. Effective trademark protection may not be available or may not be sought in every country in which our products are made available, in every class of goods and services in which we operate, and contractual disputes may affect the use of marks governed by private contract. Our registered or unregistered trademarks or trade names may be challenged, infringed, circumvented or declared generic or determined to be infringing on other marks. For example, third parties have challenged our “BUMBLE” trademarks in the United Kingdom and the EU, and if such challenges are successful, we could lose valuable trademark rights. Further, at times, competitors may adopt trade names or trademarks similar to ours, thereby impeding our ability to build brand identity and possibly leading to market confusion. Similarly, not every variation of a domain name or social media handle may be available or be registered by us, even if available. The occurrence of any of these events could result in the erosion of our brands and limit our ability to market our brands using our various domain names and social media handles, as well as impede our ability to effectively compete against competitors with similar technologies or products, any of which could materially adversely affect our business, financial condition and results of operations.

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

Our use of “open source” software could subject our proprietary software to general release, adversely affect our ability to sell our products and services and subject us to possible litigation, and third parties may utilize technology that we developed and made available via open source for improper purposes.

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

We also develop technology (including AI technology) that we make available via open source to third parties that can use this technology for use in their own products and services. We may not have insight into, or control over, the practices of third parties who may utilize such technologies. As such, we cannot guarantee that third parties will not use such technologies for improper purposes, including through the dissemination of illegal, inaccurate, defamatory or harmful content, intellectual property infringement or misappropriation, furthering bias or discrimination, cybersecurity attacks, data privacy violations, other activities that threaten people’s safety or well-being on- or offline, or to develop competing technologies. Such improper use by any third party could adversely affect our reputation, business, financial condition or results of operations, or subject us to legal liability.

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

We are subject to a variety of laws and regulations in the United States and abroad that involve matters that are important to or may otherwise impact our business, including, among others, broadband internet access, online commerce, online safety, advertising, user privacy, data protection, cyber security, artificial intelligence, intermediary liability, protection of minors, consumer protection, general safety, sex-trafficking, labor and employment, taxation and securities law compliance. These U.S. federal, state, and municipal and foreign laws and regulations, which in some cases can be enforced by private parties in addition to government entities, are constantly evolving and can be subject to significant change. In addition, foreign laws and regulations can impose different obligations or be more restrictive than those in the United States.

The introduction of new brands and products or changes to existing brands and products, expansion of our activities in certain jurisdictions, or other actions that we may take may result in new or enhanced governmental or regulatory scrutiny. As a result, the application, interpretation, and enforcement of these laws and regulations are often uncertain and difficult to predict, particularly in the new and rapidly evolving industry in which we operate, and may be interpreted and applied inconsistently from state to state and country to country and inconsistently with our current policies and practices. These laws and regulations, as well as any associated inquiries or investigations or any other government actions, may be costly to comply with and may delay or impede the development of new products, require that we change or cease certain business practices, result in negative publicity, increase our operating costs, require significant management time and attention, and subject us to remedies that may harm our business, including fines, demands or orders that require us to modify or cease existing business practices. For example, a variety of laws and regulations govern the ability of users to cancel subscriptions and auto-payment renewals. We have in the past and may in the future be subject to claims under such laws and regulations that could materially adversely affect our business.

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

In addition, we are subject to various laws with regard to content moderation, such as the EU Digital Services Act, which may affect our business and operations and subject us to significant fines if such laws are interpreted and applied in a manner inconsistent with our practices. Other countries such as the United Kingdom have implemented similar legislation that impose penalties for failure to remove certain types of content. Similarly, content moderation laws are being considered in some U.S. states. Moreover, in the United States, there are laws targeting companies that operate online dating services coming into effect in 2024, which include significant penalties for non-compliance. There is also a developing trend for online safety codes to target specific industries such as the online dating industry (for example, in Australia). Such online safety laws and codes may require us, in the future, to change our products, business practices or operations, which could adversely affect user growth and engagement and increase compliance costs for our business.

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

We must comply with rapidly evolving privacy and data protection laws across jurisdictions, and the failure to do so could result in claims, changes to our business practices, monetary penalties, increased cost of operations, or declines in user growth or engagement, or otherwise harm our business.

Our success depends, in part, on our ability to access, collect, and use personal data about our users, payers and employees in a responsible way, and to comply with applicable data privacy laws. We process a significant volume of personal information and other regulated information both about our users and employees. There are numerous laws in the countries in which we operate regarding privacy and numerous laws that stipulate detailed requirements for the storage, sharing, use, processing, disclosure and protection of personal information, the scope of which are constantly changing, and in some cases, these laws are inconsistent and conflicting and subject to differing interpretations. As new laws of this nature are proposed and adopted across the world, we currently, and from time to time, may not be in technical compliance with all such laws. Such laws also are becoming increasingly rigorous and could be interpreted and applied in ways that may have a material adverse effect on our business, financial condition and results of operations. In addition, enforcement practices are likely to remain unpredictable for the foreseeable future.

Amongst other laws and regulations, we are and will continue to be subject to:

•
the EU's General Data Protection Regulation (“GDPR”), which has a broad array of detailed requirements for the handling of personal data. The GDPR includes obligations and restrictions concerning the consent and rights of individuals to whom the personal data relates, the transfer of personal data out of the European Economic Area, security breach notifications and maintaining the security and confidentiality of personal data. Under the GDPR we may be subject to fines of up to €20 million or up to 4% of the total worldwide annual group turnover of the preceding financial year (whichever is higher), as well as face claims from individuals based on the GDPR’s private rights of action. The GDPR is continuously interpreted by EU data protection regulators and the European Data Protection Board, which requires us to make changes to our business practices from time to time that could be time-consuming and expensive, and could generate additional risks and liabilities.
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
•
new comprehensive privacy laws effective or to become effective in 2024 in a number of U.S. states, namely, California, Virginia, Colorado, Connecticut, Utah, Montana, Oregon, and Texas, as well as others that are expected to come into force. These laws and regulations impose, or have the potential to impose, additional obligations on companies that collect, store, use, retain, disclose, transfer and otherwise process confidential, sensitive and personal information, and will continue to shape the data privacy environment nationally.

Elsewhere internationally, we are subject to additional and in some cases more stringent legal obligations concerning our treatment of user, employee and other personal information, such as laws regarding data localization and/or restrictions on data export, and legal requirements relating to the transfer of personal data across international borders that continue to evolve. The GDPR, and the GDPR as it applies in the United Kingdom by virtue of the UK European Union (Withdrawal) Act 2018, as amended (the “UK GDPR”), prohibit transfers of personal data from the EU or the UK (as applicable) to most other countries including the United States, unless a particular compliance mechanism (and, if necessary, certain safeguards) are implemented. One such mechanism is the use of “standard contractual clauses” published by the European Commission (and/or similar or related clauses published pursuant to the UK GDPR). Following the invalidation of a prior U.S. transfer program by the Court of Justice of the European Union, the recently established (i) Data Privacy Framework (“DPF”) with respect to the EU and (ii) UK-U.S. data bridge with respect to the UK, now provide another such mechanism to U.S. companies participating in the DPF program. However, the operational costs and complexities of conducting business in respect of selecting and then implementing or adhering to a particular compliance mechanism (and additional safeguards, if required) to allow for such transfers of personal data can be significant and may increase as requirements and practice in this area continue to evolve. For example, legal challenges to the DPF (and related UK-U.S. data bridge) are anticipated, so if we or related entities were to adhere to these programs and they are deemed inadequate in the future, operational costs could increase further. If any other change in lawful transfer mechanisms occurs, additional costs may need to be incurred to implement necessary safeguards to comply with the GDPR and/or the UK GDPR. Moreover, recent and potential new rules and restrictions on the flow of data across borders under other global data protection laws, if applicable, could increase the cost and complexity of conducting business in some markets.

Additionally, federal regulators such as the Federal Trade Commission (“FTC”) continue to increase their focus on privacy and data security practices at technology and other companies. For example, in 2022, the FTC released an Advanced Notice of Proposed Rulemaking to consider data security practices that harm consumers.

The myriad international and U.S. privacy and data breach laws are not consistent, and compliance in the event of a widespread data breach is difficult and may be costly. In addition to government regulation, privacy advocates and industry groups have and may in the future propose self-regulatory standards from time to time. These and other industry standards may legally or contractually apply to us, or we may elect to comply with such standards. Failure to comply with evolving privacy laws and standards could result in claims, changes to our business practices, monetary penalties, increased cost of operations, or declines in user growth or engagement, or otherwise harm our business or our reputation, and to the extent that we need to alter our business model or practices to adapt to these obligations, we could incur additional expenses, which may in turn materially adversely affect our business, financial condition, and results of operations.

We are subject to litigation and adverse outcomes in such litigation could have a material adverse effect on our financial condition.

We are, and from time to time may become, subject to litigation and various legal proceedings, including litigation and proceedings related to intellectual property matters, privacy, data protection and consumer protection laws, as well as stockholder derivative suits, class action lawsuits, mass arbitrations, actions from former employees and other matters, that involve claims for substantial amounts of money or for other relief, results in significant costs for legal representation, arbitration fees, or other legal or related services, or that might necessitate changes to our business or operations. Further, because we strive for gender equality in relationships and empower women to make the first move on our platforms, we have been, and may continue to be, subject to discrimination lawsuits. Moreover, we have been, and may in the future be, subject to legacy claims or liabilities arising from systems, product features or controls in earlier periods of our development. The defense of these actions is time consuming and expensive and may subject us to remedies that may require us to modify or cease existing business. We evaluate these litigation claims and legal proceedings to assess the likelihood of unfavorable outcomes and to estimate, if possible, the amount of potential losses. Based on these assessments and estimates, we may establish reserves and/or disclose the relevant litigation claims or legal proceedings, as and when required or appropriate. These assessments and estimates are based on information available to management at the time of such assessment or estimation and involve a significant amount of judgment. As a result, actual outcomes or losses could differ materially from those envisioned by our current assessments and estimates. Our failure to successfully defend or settle any of these litigations or legal proceedings could result in liability that, to the extent not covered by our insurance, could have a material adverse effect on our business, financial condition and results of operations. See Part I, “Item 3— Legal Proceedings” and Note 19, Commitments and Contingencies, to the audited consolidated financial statements included in “Item 8―Financial Statements and Supplementary Data.”

Online applications are subject to various laws and regulations relating to children’s privacy and protection, which if violated, could subject us to an increased risk of litigation and regulatory actions.

There are a variety of laws and regulations, some of which have been adopted in recent years, aimed at protecting children using the internet, such as Article 8 of the GDPR, the EU Digital Services Act, the UK Online Safety Act and the California Age-Appropriate Design Code Act. Although our products and services are intended for and targeted to adults only and we implement a combination of measures designed to prevent minors from gaining access to our application, no assurances can be given that such measures will be sufficient to completely avoid allegations of violations of such laws and regulations, any of which could expose us to significant liability, penalties, reputational harm and loss of revenue, among other things. Moreover, new regulations, or changes to existing regulations, could increase the cost of our operations and materially adversely affect our business, financial condition and results of operations.

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

Tax laws are being re-examined and evaluated globally. New laws and interpretations of the law are taken into account for financial statement purposes in the quarter or year that they become applicable. Tax authorities are increasingly scrutinizing the tax positions of companies. Many countries in the European Union, as well as a number of other countries and organizations such as the Organization for Economic Cooperation and Development and the European Commission, are actively considering changes to existing tax laws that, if enacted, could increase our tax obligations in countries where we do business. These proposals include changes to the existing framework to calculate income tax, as well as proposals to change or impose new types of non-income taxes, including taxes based on a percentage of revenue. For example, the Organization for Economic Cooperation and Development has released proposals to create an agreed set of international rules for fighting base erosion and profit shifting, including Pillar One and Pillar Two, such that tax laws in countries in which we do business could change on a prospective or retroactive basis, and any such changes could adversely impact us. In addition, several countries in the European Union have proposed or enacted taxes applicable to digital services, which includes business activities on social media platforms and online marketplaces, and would likely apply to our business. Many questions remain about the enactment, form and application of these digital services taxes. The interpretation and implementation of the various digital services taxes (especially if there is inconsistency in the application of these taxes across tax jurisdictions) could have a materially adverse impact on our business, results of operations and cash flows. Moreover, if the U.S. or other foreign tax authorities change applicable tax laws, our overall taxes could increase, and our business, financial condition or results of operations may be adversely impacted.

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

We are subject to rules and regulations promulgated by a number of governmental and self-regulatory organizations, including the SEC, Nasdaq and the Financial Accounting Standards Board. These rules and regulations continue to evolve in scope and complexity, making compliance more difficult and uncertain. In particular, regulators, customers, investors, employees and other stakeholders are increasingly focusing on environmental, social and governance (“ESG”) matters and related disclosures. These changing rules, regulations and stakeholder expectations have resulted in, and are likely to continue to result in, increased general and administrative expenses and increased management time and attention spent complying with such regulations or meeting such expectations. Developing and acting on initiatives and new legal imperatives within the scope of ESG, and collecting, measuring and reporting ESG-related information and metrics under evolving reporting standards can be costly, difficult and time-consuming. In particular, the EU’s Corporate Sustainability Reporting Directive (“CSRD”) will require expansive disclosures on various sustainability topics such as climate change, biodiversity, workforce, supply chain, and business ethics by in-scope EU entities and certain non-EU entities with significant cross-border business in EU markets. In addition, California’s recently-enacted Climate Corporate Data Accountability Act and Climate Related Financial Risk Act will require new reporting relating to greenhouse gas (“GHG”) emissions and climate risk, similar to climate-related disclosure requirements currently being considered by the SEC. Similarly, in the UK, certain large companies are subject to requirements to report energy usage and GHG emissions data on an annual basis under the Streamlined Energy and Carbon Reporting Framework and information relating to climate change related risks and opportunities under the UK’s Companies (Strategic Report) (Climate-related Financial Disclosure) Regulations 2022. We may also communicate certain initiatives and goals regarding environmental matters, diversity, responsible sourcing, social investments and other ESG-related matters in our SEC filings or in other public disclosures. These initiatives and goals within the scope of ESG could be difficult and expensive to implement, the technologies needed to implement them may not be cost-effective and may not advance at a sufficient pace, and we could be criticized for the inaccuracy, inadequacy or incompleteness of the disclosure. Further, statements about our ESG-related initiatives and goals, and progress against those goals, may be based on standards for measuring progress that are still developing, internal controls and processes that continue to evolve, and assumptions that are subject to change in the future. In addition, we could be criticized for the scope or nature of such initiatives or goals, for steps taken or not taken to achieve the goals, or for any revisions to these goals. If our ESG-related data, processes and reporting are incomplete or inaccurate, or if we fail to achieve or disclose adequate progress with respect to our goals within the scope of ESG on a timely basis, or at all, our reputation, business, financial condition or results of operations could be adversely affected.

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

We have a substantial amount of debt, which requires significant interest and principal payments. As of December 31, 2023, we had $627.1 million of indebtedness outstanding. Subject to the limits contained in the Credit Agreement (as defined herein) that governs our credit facilities, we may be able to incur substantial additional debt from time to time to finance working capital, capital expenditures, investments or acquisitions, or for other purposes. If we do so, the risks related to our high level of debt could increase. Specifically, our high level of debt could have important consequences, including the following:

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

•
our ability to capitalize on business opportunities and to react to competitive pressures, as compared to our competitors, may be compromised due to our high level of debt and the restrictive covenants in the Credit Agreement that governs our credit facilities;
•
our ability to borrow additional funds or to refinance debt may be limited; and
•
it may cause potential or existing service providers to not contract with us due to concerns over our ability to meet our financial obligations under such contracts.

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

Furthermore, all of the debt under our credit facilities bears interest at variable rates. We have recently experienced higher interest expense on our credit facilities due to interest rate increases and, if interest rates continue to increase, our debt service obligations on our credit facilities would further increase even though the amount borrowed remained the same, especially if our hedging strategies do not effectively mitigate the effects of these increases, and our net income and cash flows, including cash available for servicing our indebtedness, would correspondingly decrease.

Certain of our debt agreements impose significant operating and financial restrictions on us and our subsidiaries, which may prevent us from capitalizing on business opportunities.

The Credit Agreement that governs our Senior Secured Credit Facilities imposes significant operating and financial restrictions on us. These restrictions will limit our ability and/or the ability of our subsidiaries to, among other things: incur or guarantee additional debt or issue disqualified stock or preferred stock; pay dividends and make other distributions on, or redeem or repurchase, capital stock; make certain investments; incur certain liens; enter into transactions with affiliates; and merge or consolidate.

Furthermore, if our borrowings under the Revolving Credit Facility exceed certain thresholds, the Credit Agreement requires one of our subsidiaries to maintain, as of the last day of each four fiscal quarter periods, a maximum consolidated first lien net leverage ratio of 5.75 to 1.00 (subject to customary equity cure rights). As a result of these restrictions, we are limited as to how we conduct our business and we may be unable to raise additional debt or equity financing to compete effectively or to take advantage of new business opportunities. The terms of any future indebtedness we may incur could include similar or more restrictive covenants. We cannot assure you that we will be able to maintain compliance with these covenants in the future and, if we fail to do so, that we will be able to obtain waivers from the lenders and/or amend the covenants. Our failure to comply with the restrictive or financial covenants described above as well as the terms of any future indebtedness could result in an event of default, which, if not cured or waived, could result in us being required to repay these borrowings before their due date. If we are forced to refinance these borrowings on less favorable terms or are unable to refinance these borrowings, our results of operations and financial condition could be materially adversely affected.

Risks Related to Our Organizational Structure

Bumble Inc. is a holding company and its only material asset is its interest in Bumble Holdings, and it is accordingly dependent upon distributions from Bumble Holdings to pay taxes, make payments under the tax receivable agreement and pay dividends.

Bumble Inc. is a holding company and has no material assets other than its ownership of Common Units. Bumble Inc. has no independent means of generating revenue. Bumble Inc. has caused and intends to continue to cause Bumble Holdings to make distributions to holders of its Common Units, including Bumble Inc. and our Pre-IPO Common Unitholders, and Incentive Units in an amount sufficient to cover all applicable taxes at assumed tax rates, payments under the tax receivable agreement and dividends, if any, declared by it. Deterioration in the financial condition, earnings or cash flow of Bumble Holdings and its subsidiaries for any reason could limit or impair their ability to pay such distributions. Additionally, to the extent that Bumble Inc. needs funds, and Bumble Holdings is restricted from making such distributions under applicable law or regulation or under the terms of our financing arrangements, or is otherwise unable to provide such funds, such restriction could materially adversely affect our liquidity and financial condition.

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

The payment obligation under the tax receivable agreement is an obligation of Bumble Inc. and not of Bumble Holdings. While the amount of existing tax basis and anticipated tax basis adjustments and utilization of tax attributes, as well as the amount and timing of any payments under the tax receivable agreement, will vary depending upon a number of factors, we expect the payments that Bumble Inc. may make under the tax receivable agreement will be substantial. The actual amounts payable will depend upon, among other things, the timing of purchases or exchanges, the price of shares of our Class A common stock at the time of such purchases or exchanges, the extent to which such purchases or exchanges are taxable and the amount and timing of our taxable income. The payments under the tax receivable agreement are not conditioned upon continued ownership of us by the pre-IPO owners. For additional information see “—In certain cases, payments under the tax receivable agreement may be accelerated and/or significantly exceed the actual benefits Bumble Inc. realizes in respect of the tax attributes subject to the tax receivable agreement.”, “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations and Contingencies” and Note 5, Payable to Related Parties Pursuant to a Tax Receivable Agreement, to our consolidated financial statements included in Part II, “Item 8—Financial Statements and Supplementary Data” of this Annual Report.

In certain cases, payments under the tax receivable agreement may be accelerated and/or significantly exceed the actual benefits Bumble Inc. realizes in respect of the tax attributes subject to the tax receivable agreement.

Bumble Inc.’s payment obligations under the tax receivable agreement will be accelerated in the event of certain changes of control, upon a breach by Bumble Inc. of a material obligation under the tax receivable agreement or if Bumble Inc. elects to terminate the tax receivable agreement early. The accelerated payments required in such circumstances will be calculated by reference to the present value (at a discount rate equal to the lesser of (i) 6.5% per annum and (ii) the Secured Overnight Financing Rate plus 100 basis points) of all future payments that holders of Common Units or other recipients would have been entitled to receive under the tax receivable agreement, and such accelerated payments and any other future payments under the tax receivable agreement will utilize certain valuation assumptions, including that Bumble Inc. will have sufficient taxable income to fully utilize the deductions arising from the increased tax deductions and tax basis and other benefits related to entering into the tax receivable agreement and sufficient taxable income to fully utilize any remaining net operating losses subject to the tax receivable agreement on a straight line basis over the shorter of the statutory expiration period for such net operating losses or the five-year period after the early termination or change of control. In addition, recipients of payments under the tax receivable agreement will not reimburse us for any payments previously made under the tax receivable agreement if the tax attributes or Bumble Inc.’s utilization of tax attributes underlying the relevant tax receivable agreement payment are successfully challenged by the IRS (although any such detriment would be taken into account as an offset against future payments due to the relevant recipient under the tax receivable agreement). Bumble Inc.’s ability to achieve benefits from any existing tax basis, tax basis adjustments or other tax attributes, and the payments to be made under the tax receivable agreement will depend upon a number of factors, including the timing and amount of our future income. As a result, even in the absence of a change of control or an election to terminate the tax receivable agreement early, payments under the tax receivable agreement could be in excess of 85% of Bumble Inc.’s actual cash tax benefits.

Accordingly, it is possible that the actual cash tax benefits realized by Bumble Inc. may be significantly less than the corresponding tax receivable agreement payments. It is also possible that payments under the tax receivable agreement may be made years in advance of the actual realization, if any, of the anticipated future tax benefits. There may be a material negative effect on our liquidity if the payments under the tax receivable agreement exceed the actual cash tax benefits that Bumble Inc. realizes in respect of the tax attributes subject to the tax receivable agreement and/or if distributions to Bumble Inc. by Bumble Holdings are not sufficient to permit Bumble Inc. to make payments under the tax receivable agreement after it has paid taxes and other expenses. Based upon certain assumptions, we estimate that if Bumble Inc. had exercised its termination right as of December 31, 2023, the aggregate amount of the early termination payments before application of the discount rate required under the tax receivable agreement would have been approximately $935.3 million. The foregoing number is merely an estimate and the actual payments could differ materially. We may need to incur additional indebtedness to finance payments under the tax receivable agreement to the extent our cash resources are insufficient to meet our obligations under the tax receivable agreement as a result of timing discrepancies or otherwise, and these obligations could have the effect of delaying, deferring or preventing certain mergers, asset sales, other forms of business combinations or other changes of control.

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

As of the date of this Annual Report, our Principal Stockholders beneficially own approximately 89% of the combined voting power of our Class A and Class B common stock. Moreover, we nominate to our Board individuals designated by our Principal Stockholders in accordance with the stockholders agreement. Our Principal Stockholders have the right to designate directors subject to the maintenance of certain ownership requirements in us. Even when our Principal Stockholders cease to own shares of our stock representing a majority of the total voting power, for so long as our Principal Stockholders continue to own a significant percentage of our stock, they will still be able to significantly influence or effectively control the composition of our Board of Directors and the approval of actions requiring stockholder approval through their voting power. Accordingly, for such period of time, our Principal Stockholders will have significant influence with respect to our management, business plans and policies, including the appointment and removal of our officers. In particular, for so long as our Sponsor continues to own a significant percentage of our stock, our Sponsor will be able to cause or prevent a change of control of our company or a change in the composition of our Board of Directors and could preclude any unsolicited acquisition of our company. The concentration of ownership could deprive you of an opportunity to receive a premium for your shares of Class A common stock as part of a sale of our company and ultimately might affect the market price of our Class A common stock.

In addition, as of the date of this Annual Report, the Pre-IPO Common Unitholders (which include our Sponsor and our Founder) own approximately 27% of the Common Units. Because they hold their ownership interest in our business directly in Bumble Holdings, rather than through Bumble Inc., the Pre-IPO Common Unitholders may have conflicting interests with holders of shares of our Class A common stock. For example, if Bumble Holdings makes distributions to Bumble Inc., the Pre-IPO Common Unitholders and participating Incentive Unitholders (as described below) will also be entitled to receive such distributions pro rata in accordance with the percentages of their respective Common Units or Incentive Units, as applicable, in Bumble Holdings and their preferences as to the timing and amount of any such distributions may differ from those of our public stockholders. Incentive Units are not entitled to receive distributions (other than tax distributions) until holders of Common Units have received a minimum return as provided in the amended and restated limited partnership agreement of Bumble Holdings. However, Incentive Units have the benefit of adjustment provisions that will reduce the participation threshold for distributions in respect of which they do not participate until there is no participation threshold, at which time the Incentive Units would participate pro rata with distributions on Common Units. Our pre-IPO owners may also have different tax positions from us which could influence their decisions regarding whether and when to dispose of assets, especially in light of the tax receivable agreement, whether and when to incur new or refinance existing indebtedness, and whether and when Bumble Inc. should terminate the tax receivable agreement and accelerate its obligations thereunder. In addition, the structuring of future transactions may take into consideration our pre-IPO owners’ tax or other considerations even where no similar benefit would accrue to us.

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

Our Principal Stockholders are parties to a stockholders agreement and, as of the date of this Annual Report, beneficially own approximately 89% of the combined voting power of our Class A and Class B common stock. As a result, we are a “controlled company” within the meaning of the Nasdaq corporate governance standards. Under these corporate governance standards, a company of which more than 50% of the voting power in the election of directors is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements. For example, controlled companies:

(1)
are not required to have a Board that is composed of a majority of “independent directors,” as defined under Nasdaq rules;
(2)
are not required to have a compensation committee that is composed entirely of independent directors; and
(3)
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

Our dual class structure may have an impact on the market price of our Class A common stock.

Our dual class structure may result in a lower or more volatile market price of our Class A common stock, in adverse publicity or other adverse consequences. Certain index providers have in the past announced restrictions on including companies with multiple class share structures in certain of their indices. Given the sustained flow of investment funds into passive strategies that seek to track certain indices, exclusion from stock indices would likely preclude investment by many of these funds and could make our Class A common stock less attractive to other investors. As a result, the market price of our Class A common stock could be materially adversely affected.

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

As of January 31, 2024, we have 5,763,263,715 shares of Class A common stock authorized but unissued, including 48,244,492 shares of Class A common stock issuable upon exchange of Common Units that are held by the Pre-IPO Common Unitholders. Our certificate of incorporation authorizes us to issue these shares of Class A common stock and options, rights, warrants and appreciation rights relating to Class A common stock for the consideration and on the terms and conditions established by our Board of Directors in its sole discretion, whether in connection with acquisitions or otherwise. Similarly, the amended and restated limited partnership agreement of Bumble Holdings permits Bumble Holdings to issue an unlimited number of additional limited partnership interests of Bumble Holdings with designations, preferences, rights, powers and duties that are different from, and may be senior to, those applicable to the Common Units, and which may be exchangeable for shares of our Class A common stock. Additionally, we have reserved an aggregate of 41,729,650 shares of Class A common stock or Common Units for issuance under our Omnibus Incentive Plan, including shares of Class A common stock issuable following vesting and upon exchange for 8,438,669 as-converted Incentive Units held by the Incentive Unitholders with a weighted average participation threshold of $13.44 per unit. There are also 4,500,000 shares of Class A common stock reserved for issuance under our 2021 Employee Stock Purchase Plan (“ESPP”). Any Class A common stock that we issue, including under our Omnibus Incentive Plan, our ESPP or other equity incentive plans that we may adopt in the future, would dilute the percentage ownership held by investors who purchase Class A common stock.

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

The sale of substantial amounts of shares of our Class A common stock in the public market, or the perception that such sales could occur, could harm the prevailing market price of shares of our Class A common stock. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell shares of our Class A common stock in the future at a time and at a price that we deem appropriate. In addition, our Sponsor has pledged substantially all of the shares of our Class A common stock held by it pursuant to a margin loan agreement and any foreclosure upon those shares could result in sales of a substantial number of shares of our Class A common stock in the public market, which could substantially decrease the market price of our Class A common stock. As of January 31, 2024, we have a total of 129,422,501 shares of our Class A common stock outstanding. Of these shares, 95,985,598 shares of our Class A common stock were freely tradable without restriction or further registration under the Securities Act of 1933, as amended (the “Securities Act”), by persons other than our “affiliates,” as that term is defined under Rule 144 of the Securities Act.

In addition, we and the holders of our Common Units have entered into an exchange agreement under which they (or certain permitted transferees) have the right to exchange their Common Units (including Common Units issued upon conversion of vested Incentive Units) for shares of our Class A common stock on a one-for-one basis, subject to customary conversion rate adjustments. Subject to the terms of the exchange agreement, an aggregate of 48,244,492 Common Units may be exchanged for shares of our Class A common stock. Any shares we issue upon exchange of Common Units will be “restricted securities” as defined in Rule 144 and may not be sold in the absence of registration under the Securities Act unless an exemption from registration is available, including the exemptions contained in Rule 144. Under applicable SEC guidance, we believe that for purposes of Rule 144 the holding period in such shares will generally include the holding period in the corresponding Common Units exchanged.

Subject to certain limitations and exceptions, pursuant to the terms of the amended and restated limited partnership agreement of Bumble Holdings, the Incentive Unitholders, which hold 8,438,669 Incentive Units as of January 31, 2024, which have a weighted-average per unit participation threshold of $13.44 per Incentive Unit, will have the right to convert their vested Incentive Units into Common Units of Bumble Holdings. Common Units received upon conversion will be exchangeable on a one-for-one basis for shares of Class A common stock of Bumble Inc. in accordance with the terms of the exchange agreement. Assuming such Incentive Units are fully vested, as of January 31, 2024, 314,450 shares of Class A common stock would be issuable upon the exchange of an equivalent number of Common Units into which outstanding Incentive Units (assuming such Incentive Units are converted to Common Units) that are held by the Incentive Unitholders may be converted. The delivery of shares of Class A common stock upon exchange of Common Units received in conversion of Incentive Units has been registered pursuant to a registration statement on Form S-8.

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
•
changes in business or macroeconomic conditions, including the impact of lower consumer confidence in our business or in the online dating and social connection industry generally, recessionary conditions, inflation, interest rates, increased unemployment rates, stagnant or declining wages, political unrest (which may be heightened in a U.S. presidential election year), terrorism, armed conflicts, pandemics or epidemics or natural disasters; and
•
changes in our expected estimated useful life of property and equipment and intangible assets.

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

We are exposed to changes in the global macroeconomic environment beyond our control, which may adversely affect consumer discretionary spending, demand for our products and services, our expenses, and our ability to execute strategic plans.

Our products and services may be considered discretionary items for consumers. Factors affecting the level of consumer spending for such discretionary items include general economic conditions, and other factors, such as consumer confidence in future economic conditions, fears of recession, the availability and cost of consumer credit, costs of living, levels of unemployment, tax rates, interest rates and inflationary pressure. In recent years, the United States, the United Kingdom and other significant economic markets have experienced cyclical downturns and worldwide economic conditions remain uncertain. As global economic conditions continue to be volatile or economic uncertainty remains, trends in consumer discretionary spending also remain unpredictable and subject to reductions. Unfavorable economic conditions may lead consumers to delay or reduce purchases of our products and consumer demand for our products may not grow as we expect.

Fluctuations in inflation have negatively affected and may continue to negatively affect our business, financial condition and results of operations by affecting our expenses, including, but not limited to, employee compensation expenses. If the inflation rate increases, our expenses may also increase. Any attempts to offset cost increases with price increases may result in a decrease in the number of Paying Users, increased user dissatisfaction or otherwise harm our reputation. Our sensitivity to economic cycles and any related fluctuation in consumer demand for our products and services could materially adversely affect our business, financial condition, and results of operations.

In addition, our business could be materially adversely affected by the outbreak of a widespread health epidemic or pandemic, such as COVID-19. A widespread epidemic, pandemic or other health crisis could also cause significant volatility in global markets, reduce our ability to access capital and thereby negatively impact our liquidity, and disrupt labor markets and global supply chains, and these effects may have lingering macroeconomic impacts. If our business and the markets in which we operate experience a prolonged occurrence of adverse public health conditions, it could materially adversely affect our ability to execute strategic plans, and materially adversely affect our business, financial condition, and results of operations.

Foreign currency exchange rate fluctuations could materially adversely affect our results of operations.

We operate in various international markets. During the year ended December 31, 2023, 43.2% of our total revenues were international revenues. We translate international revenues into U.S. dollar-denominated operating results and during periods of a strengthening U.S. dollar, our international revenues will be reduced when translated into U.S. dollars. In addition, as foreign currency exchange rates fluctuate, the translation of our international revenues into U.S. dollar-denominated operating results affects the period-over-period comparability of such results and can result in foreign currency exchange gains and losses. Furthermore, a portion of our costs and expenses have been, and we anticipate will continue to be, denominated in foreign currencies, including the British pound (“GBP”) and Euro. If the value of the U.S. dollar depreciates significantly against these currencies and our revenues translated into U.S. dollars stay the same or decrease, our costs as measured in U.S. dollars as a percent of our revenues will correspondingly increase and our margins will suffer. We have exposure to foreign currency exchange risk related to transactions carried out in any currency other than the U.S. dollar, and investments in foreign subsidiaries with a functional currency other than the U.S. dollar. See “Item 7A―Quantitative and Qualitative Disclosures About Market Risk—Foreign Currency Exchange Risk.”

Geopolitical and macroeconomic events have caused, and may continue to cause, volatility in currency exchange rates between the U.S. dollar and other currencies, such as the GBP and the Euro. To the extent that the U.S. dollar strengthens relative to other currencies such as the GBP, the translation of our international revenues into U.S. dollars will reduce our U.S. dollar denominated operating results and will affect their period-over-period comparability.

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

Furthermore, we may not be successful in addressing other challenges encountered in connection with our acquisitions. The anticipated benefits of one or more of our acquisitions may not be realized or the value of goodwill and other intangible assets acquired could be impacted by one or more continuing unfavorable events or trends, which resulted in Badoo brand impairment in 2022 and could result in further significant impairment charges. Any acquisitions or other strategic transactions we announce could be viewed negatively by users, marketers, developers, or investors, which may adversely affect our business or the price of our Class A common stock. The occurrence of any of these events could have a material adverse effect on our business, financial condition and results of operations.

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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

As required by Item 106 of Regulation S-K, the following sets forth certain information regarding our cybersecurity strategy, risk management and governance.

Risk management and strategy

Our Information Security Management System (“ISMS”), the foundation of our security framework, is designed to protect critical assets (including our users’ personal information) and assess, identify, manage and mitigate material risks from cybersecurity threats.

The ISMS is applicable to all individuals and third parties providing services to the Company and is informed by multiple industry-recognized standards and frameworks, including the International Organization for Standardization (“ISO”) standards for information security management systems, the U.S. National Institute of Standards and Technology (“NIST”) Cybersecurity Framework, and the Payment Card Industry (“PCI”) Data Security Standard (“PCI-DSS”). It leverages the guidance of ISO 27001 in its design and operation, with policies intended to align to the requirements of ISO 27001 and follow the technical guidance of the appropriate NIST SP 800-53 Security and Privacy Controls standards where applicable. We review our security policies and procedures at least once annually, as well as in connection with significant enterprise-wide changes, such as technical or structural changes in our business or regulatory changes, and our policy content is continuously updated to account for a shifting threat landscape and to incorporate emerging best practices. We are a PCI-DSS Level 1 Merchant and are independently assessed against the PCI-DSS standard annually by an external PCI Qualified Security Assessor.

Pursuant to the ISMS, we continuously monitor cybersecurity threats and strive to preemptively identify vulnerabilities. Our vulnerability management program operates on multiple layers of vulnerability discovery, such as third-party software component analysis, static and dynamic security testing, continuous infrastructure vulnerability scanning, cloud infrastructure scanning, independent third-party penetration testing, and a public bug bounty scheme. Our threat detection capabilities include automated 24/7 detection and alerting with automated response protocols designed to support rapid analysis and enrichment for security analysts who are guided by a formally documented Incident Response Plan in the event of a breach, as more fully described below.

The ISMS also provides for ongoing processes, tools and methods to bolster our cybersecurity defenses. We provide training to all of our employees, which includes annual information security awareness education, delivery of monthly cybersecurity updates, and simulated phishing exercises. We also host a live, third-party tabletop exercise annually for information security incident response for key individuals, including senior management and other senior leaders of the Company. Additional security features that we have in place that are intended to protect our systems and data from cyber-attacks include: physical and digital access controls, multifactor authentication for domain sign-on, corporate mobile device management, and tools to detect malicious emails and other suspicious activity.

Finally, the ISMS incorporates an Incident Response Plan, which outlines the procedures that we use to investigate and respond to cybersecurity events and alerts, an Incident Response Policy, which sets out high-level principles and requirements that apply to cybersecurity incident response, and a Business Continuity Plan, which sets out high-level steps in protecting the services, assets and employees of the Company during an event that disrupts business continuity. The Incident Response Plan includes clearly defined roles and responsibilities, including guidance for reporting up the chain to senior management and, where appropriate, to the Audit Committee and the Board. It comprises four high-level phases: identification and investigation of a cybersecurity incident (including suspected personal data breaches); containment to lessen any ongoing harm; eradication of the root cause; and, post-recovery, supplementation of the cybersecurity incident record with lessons learned in order to improve our incident response capabilities. The Business Continuity Plan defines the procedures to be followed if there is a critical failure that results in operations at one of our corporate offices being suspended, as well as the procedures to be followed if there is a critical failure of our services or underlying hosting infrastructure that results in significant degradation of a service provided, with an aim to operate at existing service levels throughout the duration of the incident.

When engaging third-party critical service providers, we conduct security assessments before engagement and require them to implement comprehensive cybersecurity practices consistent with applicable legal standards and industry best practices. As part of such security assessment, we ask the third-party service provider to complete a privacy and security questionnaire, through which we can assess the service provider’s security capabilities and maturity, and to provide us with evidence of penetration testing and reports.

To date, we do not believe that any risks from any cybersecurity threats, including as a result of any previous cybersecurity incidents, have materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations or financial condition. However, as discussed more fully under Part I, “Item 1A—Risk Factors—Risks Related to Information Technology Systems,” the sophistication of cyber threats continues to increase, and the preventative actions we take to reduce the risk of cybersecurity incidents and protect our systems and information may be insufficient. Accordingly, no matter how well designed or implemented our controls are, we will not be able to anticipate all security incidents of these types, and we may not be able to implement effective preventive measures against such security incidents in a timely manner.

Governance

We have integrated the process of cybersecurity risk management, including oversight of the ISMS, into our broader risk management framework. The Board has broad oversight of risk management related to us and our business while delegating certain specific risk oversight responsibilities to its committees. The Board oversees our risk management activities through a combination of processes, including direct engagement with management. The Board has determined that the Audit and Risk Committee shall review our compliance with legal and regulatory requirements as well as the effectiveness of our risk management processes. As part of this oversight, the Audit and Risk Committee reviews the guidelines, policies, and practices that govern how senior management handles our exposure to cyber- and privacy-related risks.

Our Chief Information Security Officer (“CISO”) provides quarterly updates to the Audit and Risk Committee, as well as an annual report to the Board, regarding a range of cybersecurity activities while maintaining the confidentiality, integrity, and availability of information, including user information under our custody. There are also scheduled monthly meetings where, among others, our CISO, Head of Privacy and a representative of the Sponsor attend, in order to discuss our cybersecurity program, including evaluating the implementation of additional controls, processes, policies, and procedures, as appropriate, as well as any notable security incidents, if any. Our CISO joined the Company in the role of Chief Information Security Officer almost four years ago, and has over 20 years of experience in the field of cybersecurity. He is supported by and leads our Information Security team, which includes the first responders to cybersecurity incidents.

Item 2. Properties

Our corporate headquarters is located in leased office space in Austin, Texas and consists of approximately 7,400 square feet. In addition, we lease properties located outside of the United States, including office space in London, Barcelona and Paris and work space in Mexico City, Mumbai, Sydney and Berlin.

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

Item 3. Legal Proceedings

We are subject to various legal proceedings, claims, and governmental inspections, audits or investigations arising out of our business which cover matters such as general commercial, consumer protection, governmental regulations, product liability, privacy, safety, environmental, intellectual property, employment and other actions that are incidental to our business, including a number of trademark proceedings, both offensive and defensive, regarding the BUMBLE, BADOO and FRUITZ marks. These matters are subject to inherent uncertainties and it is possible that an unfavorable outcome of one or more of these legal proceedings or other contingencies could have a material impact on the business, financial condition, or results of operations of the Company.

Litigation Related to the Illinois Biometric Information Privacy Act (the “BIPA”)

In late 2021 and early 2022, four putative class action lawsuits were filed against the Company alleging that certain features of the Badoo or Bumble apps violate the BIPA. Each of these lawsuits allege that the apps used facial geometry scans in violation of BIPA’s authorization, consent, and data retention policy provisions. Plaintiffs in these lawsuits seek statutory damages, compensatory damages, attorneys’ fees, injunctive relief, and (in one action) punitive damages. The parties in some of these lawsuits have filed motions with the court on procedural issues and some of the lawsuits have been narrowed. The parties have engaged in preliminary settlement discussions and an agreement in principle has been reached. An accrual has been made based on the probable and estimable loss. In February 2024, an additional class action lawsuit was filed in Illinois alleging that certain features of Bumble app violates BIPA. This case is early stage and the Company cannot predict at this point the length of time that this matter will be ongoing, the outcome or the liability, if any, which may arise therefrom.

In August 2023, the Company received over 17,000 pre-arbitration demands regarding Bumble’s alleged violation of BIPA. The Company is evaluating the demands and cannot predict at this point the length of time that these matters will be ongoing, their outcome or the liability, if any, which may arise therefrom.

Proceedings Related to the September 2021 Secondary Public Stock Offering (the “SPO”)

Six shareholder derivative complaints have been filed in the United States District Court for the Southern District of New York, United States District Court for the District of Delaware and Delaware Court of Chancery against the Company and certain directors and officers asserting claims under the U.S. federal securities laws that the Registration Statement and prospectus used for the SPO contained false and misleading statements or omissions by failing to disclose certain information concerning Bumble and Badoo app paying users and related trends and issues with the Badoo app payment platform, and that as a result of the foregoing, Bumble’s business metrics and financial prospects were not as strong as represented in the SPO Registration Statement and prospectus. The Glover-Mott shareholder derivative complaint was filed in April 2022 in federal court. The Michael Schirano shareholder derivative complaint was filed in May 2023 in federal court. The United States District Court for the District of Delaware ordered the two actions consolidated in August 2023 under the caption In Re Bumble Inc. Stockholder Derivative Litigation. An amended consolidated complaint was filed in August 2023 alleging violations of Section 14(a) of the Exchange Act, Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder, and Section 29(b) of the Exchange Act, as well as for breach of fiduciary duty, waste, and unjust enrichment against, among others, management, our Board of Directors and Blackstone. The complaint seeks unspecified damages; rescission of certain employment agreements between the individual defendants and the Company, disgorgement from defendants of any improperly or unjustly obtained profits or benefits; an award of costs and disbursements, including reasonable attorneys’ fees; punitive damages; pre- and post-judgment interest, and that the Company be directed to take action to reform its corporate governance and internal procedures.

Two federal court shareholder derivative complaints were voluntarily dismissed in July 2023.

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

In August 2023, Bumble received litigation demands from (i) counsel representing the purported Bumble shareholder who filed the voluntarily dismissed William B. Federman Irrevocable Trust derivative action in the U.S. District Court for the District of Delaware and (ii) counsel representing the purported Bumble shareholder who filed the voluntarily dismissed Dana Messana derivative action in the U.S. District Court for the District of Delaware. Both litigation demands are directed to the Bumble Board and contains factual allegations involving the September 2021 SPO that are generally consistent with those in the derivative litigation filed in state and federal court. The letters demand, among other things, that Bumble’s Board undertake an independent investigation into alleged legal violations, and that Bumble commence a civil action to pursue related claims against any individuals who allegedly harmed Bumble. In November 2023, Bumble formed a Special Litigation Committee (“SLC”) to investigate the claims at-issue in the In Re Bumble Inc. Stockholder Derivative Litigation pending in the United States District Court for the District of Delaware and Delaware Court of Chancery, as well as the William B. Federman Irrevocable Trust and Dana Messana litigation demands. In January 2024, the Delaware Court of Chancery entered an order staying the litigation for 180 days while the SLC investigation is ongoing, and the United States District Court for the District of Delaware so-ordered a stipulation similarly staying the litigation until July 15, 2024 while the SLC investigation is ongoing. Management is unable to determine a range of potential losses that is reasonably possible of occurring.

The Company has also received an inquiry from the SEC relating to the disclosures at issue in the SPO class action complaint. The Company cannot predict at this point the length of time that these matters will be ongoing, their outcome or the liability, if any, which may arise therefrom.

Proceedings Related to the California Unruh Civil Rights Act

Between June 2023 and August 2023, the Company received over 20,000 pre-arbitration demands or demands for arbitration regarding Bumble’s alleged violation of California’s Unruh Civil Rights Act as a result of its “women message first” feature. We agreed to enter into mediations and, as a result, the arbitrations were stayed pending resolution of the mediations. The mediations concluded successfully, and the Company has made, or is negotiating the terms pursuant to which it anticipates making, settlement offers to each of the individual claimants based on the outcomes of the mediations. Although the Company expects that most claimants will accept the settlement offers and that most demands will be withdrawn and dismissed, certain claimants who reject the settlement offers may continue to prosecute their demands. The Company cannot predict at this time the number of claimants who will continue to prosecute their demands and thus cannot predict at this time the outcome or liability that may result from any such continued arbitrations. For the year ended December 31, 2023, we recorded approximately $20.3 million in costs in connection with the aforementioned matters.

As of December 31, 2023, management has assessed that provisions of $65.8 million are our best estimate of any probable future obligation, including legal costs incurred to date and expected to be incurred up to completion, for the ongoing litigations. This provision includes amounts accrued in connection with the litigation related to the BIPA and mass arbitrations described above.

For additional information, refer to Note 19, Commitments and Contingencies, within the audited consolidated financial statements included in “Item 8―Financial Statements and Supplementary Data” in this Annual Report.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our Class A common stock began trading on the Nasdaq Global Select Market under the symbol “BMBL” on February 11, 2021. Prior to that date, there was no public trading market for our Class A common stock.

There is no established public trading market for our Class B common stock.

Holders of Record

As of January 31, 2024, there were 63 registered holders of our Class A common stock and 20 registered holders of our Class B common stock. Because many of our shares of Class A common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

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

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

In May 2023, we announced that our Board of Directors had approved a share repurchase program of up to $150.0 million of our outstanding Class A common stock. On November 7, 2023, the Company announced an increase in the share repurchase program authorized amount from $150.0 million to $300.0 million. In December 2023, the Company and Bumble Holdings entered into an agreement with Blackstone in a private transaction under the Company’s existing share repurchase program, whereby the Company agreed to repurchase 4.0 million shares of its Class A common stock beneficially owned by Blackstone and Bumble Holdings agreed to repurchase from Blackstone 3.2 million Common Units, which are exchangeable for shares of Class A common stock on a one-for-one basis, for an aggregate purchase price of $100 million. The program had $143 million remaining as of December 31, 2023. Share repurchases under the program will be made on a discretionary basis from time to time, subject to general business and market conditions and other investment opportunities, through open market purchases, privately negotiated transactions in compliance with Rule 10b-18 under the Exchange Act or other means, including through Rule 10b5-1 trading plans. The share repurchase program does not have an expiration date and may be suspended or discontinued at any time.

The following table sets forth purchases by the Company of its Class A common stock during the year ended December 31, 2023 under this publicly announced share repurchase program.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share(1)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Approximate Dollar Value of Shares That May Yet Be Purchased Under Publicly Announced Plans or Programs(2)
October 1 - October 31, 2023	—	$—	—	$129,110,016
November 1 - November 30, 2023	2,500,000	14.45	2,500,000	242,980,726
December 1 - December 31, 2023(3)	7,204,247	13.90	7,204,247	142,860,371
Total	9,704,247	$14.04	9,704,247	$142,860,371

(1) Average price paid per share includes costs associated with the repurchases (i.e. broker commissions, etc.).

(2) Represents the approximate dollar value of shares of Class A common stock that remained available for repurchase as of December 31, 2023.

(3) Includes 3,192,146 Common Units, which are exchangeable for shares of Class A common stock on a one-for-one basis, repurchased from Blackstone by Bumble Holdings.

Performance Graph

The following performance graph shall not be deemed soliciting material or to be filed with the SEC for purposes of Section 18 of the Exchange Act, nor shall such information be incorporated by reference into any of our other filings under the Exchange Act or the Securities Act.

The graph below compares the cumulative total stockholder return on our Class A common stock with the cumulative total return on the Nasdaq Composite Index and the Nasdaq CTA Internet Index. The graph assumes an initial investment of $100 in our common stock at the market close on February 11, 2021, which was our initial trading day. Data for the Nasdaq Composite Index and the Nasdaq CTA Internet Index assume an initial investment of $100 at market close on February 11, 2021 and the reinvestment of dividends.

The comparisons in the graph below are based upon historical data and are not indicative of, nor intended to forecast, future performance of our Class A common stock.

$140
120
100
80
60
40
20
-
Feb-21
Mar-21
Apr-21
May-21
Jun-21
July-21
Aug-21
Sep-21
Oct-21
Nov-21
Dec-21
Jan-22
Feb-22
Mar-22
Apr-22
May-22
Jun-22
July-22
Aug-22
Sep-22
Oct-22
Nov-22
Dec-22
Jan-23
Feb-23
Mar-23
Apr-23
May-23
Jun-23
Jul-23
Aug-23
Sep-23
Oct-23
Nov-23
Dec-23
Bumble Inc. Class A Common Stock
Nasdaq CTA Internet Index
Nasdaq Composite Index

Item 6. Reserved

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of the financial condition and results of operations of Bumble Inc. in conjunction with our consolidated financial statements and the related notes included in Part II, “Item 8—Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties about our business and operations. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include without limitation those discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and those identified in Part I, “Item 1A—Risk Factors.”

Overview

We provide online dating and social networking applications through free subscription and in-app purchases of products servicing North America, Europe and various other countries around the world. In 2023, Bumble operated five apps, Bumble, Bumble For Friends, Badoo, Fruitz and Official. Bumble app, launched in 2014, is one of the first dating apps built with women at the center, where women make the first move. Bumble app is a leader in the online dating sector across several countries, including the United States, the United Kingdom, Australia and Canada. Badoo app, launched in 2006, was one of the pioneers of web and mobile free-to-use dating products. Badoo app’s focus is to make finding meaningful connections easy, fun and accessible for a mainstream global audience. Badoo app continues to be a market leader in Europe and Latin America. In January 2022, we acquired Fruitz, an intentions-driven dating app focused on Gen Z, operating in EMEA and Canada. In April 2023, we acquired Official, an app that is intended to help couples build healthy and lasting habits in their romantic relationships. Building on the BFF mode in Bumble app, in July 2023 we officially launched a standalone Bumble For Friends app. Bumble For Friends app is a friendship app where people in all stages of life can meet people nearby and create meaningful platonic connections.

Overview of Financial Results

For the years ended December 31, 2023, 2022 and 2021, we generated:

•
Total Revenue of $1,051.8 million, $903.5 million and $760.9 million, respectively;
•
Bumble App Revenue of $844.8 million, $694.3 million and $528.6 million, respectively;
•
Badoo App and Other Revenue of $207.1 million, $209.2 million and $232.3 million, respectively;
•
Net Earnings (Loss) of $(1.9) million, $(114.1) million and $281.7 million, respectively, representing Net Earnings (Loss) Margins of (0.2)%, (12.6)% and 37.0%, respectively;
•
Adjusted EBITDA of $275.6 million, $226.9 million and $207.2 million, respectively, representing Adjusted EBITDA Margins of 26.2%, 25.1% and 27.2%, respectively;
•
Net cash provided by operating activities of $182.1 million, $132.9 million and $104.8 million, respectively, and Operating Cash Flow Conversion of *, (116.5)% and 37.2%, respectively; and
•
Free Cash Flow of $167.2 million, $116.6 million and $91.2 million, respectively, representing Free Cash Flow Conversion of 60.7%, 51.4% and 44.0%, respectively.

* Not meaningful

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

The following metrics were calculated excluding paying users and revenue generated from Official, advertising and partnerships or affiliates and, for periods prior to the fourth quarter of 2023, excluding paying users and revenue generated from Fruitz. Beginning in the fourth quarter of 2023, paying users and revenue generated from Fruitz are included in our key operating metrics. Prior period information and key operating metrics have not been recast to include paying users and revenue generated from Fruitz.

(in thousands, except ARPPU)	Year Ended December 31, 2023	Year Ended December 31, 2022	Year Ended December 31, 2021
Key Operating Metrics
Bumble App Paying Users	2,517.4	2,002.2	1,499.8
Badoo App and Other Paying Users	1,203.3	1,179.7	1,394.1
Total Paying Users	3,720.7	3,181.9	2,893.9
Bumble App Average Revenue per Paying User	$27.97	$28.90	$29.37
Badoo App and Other Average Revenue per Paying User	$12.70	$13.06	$13.13
Total Average Revenue per Paying User	$23.03	$23.03	$21.55

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

While we see opportunity for growth in our core online dating market driven by the steady growth of the global singles population, increasing adoption of online dating both in the United States and globally and increasing propensity to pay for online dating, we may also face challenges increasing our Paying Users. These challenges may include the prevailing global economic climate, competition from alternative products, lack of appealing product features, enforcement of restrictive payment policies from in-app payment systems provided by Apple and Google, and slower rates of growth in the online dating market.

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

We expect to continue to invest in technology, marketing and product innovation to drive growth while improving margins over the long term. Key investment areas for our platform include artificial intelligence capabilities, including improving our matching and content moderation technologies; features that enhance trust and safety on our platform; new offerings that enhance user engagement and retention; marketing, and personalization capabilities; and new subscription and consumable offerings to drive incremental value to Paying Users.

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

Macroeconomic Conditions

The prevailing global economic climate, the conflicts in Eastern Europe and the Middle East, and other macroeconomic conditions, including but not limited to slower growth or economic recession, changes to fiscal and monetary policy, and exchange rate fluctuations have adversely affected and may continue to adversely impact our business as consumers face greater pressure on disposable income. The increase in interest rates by the Federal Reserve and overall market conditions led to significant strengthening of the U.S. dollar against other global currencies in 2022. Throughout 2023, the U.S. dollar experienced volatility, which stabilized in the fourth quarter. A strong U.S. dollar has impacted and may impact our revenue and earnings in the future. We continuously monitor the direct and indirect impacts of these circumstances on our business and financial results.

For additional information, see “Item 1A―Risk Factors—General Risk Factors—We are exposed to changes in the global macroeconomic environment beyond our control, which may adversely affect consumer discretionary spending, demand for our products and services, our expenses and our ability to execute strategic plans.”

Transformation Plan

On February 27, 2024, we announced that the Company intends to reduce its global workforce by approximately 350 roles to better align our operating model with future strategic priorities and to drive stronger operating leverage. As a result, we expect to incur approximately $20 million to $25 million of non-recurring charges, consisting primarily of employee severance, benefits, and related charges for impacted employees.

Factors Affecting the Comparability of Our Results of Operations

As a result of a number of factors, our historical results of operations may not be comparable from period to period or going forward. Set forth below is a brief discussion of the key factors impacting the comparability of our results of operations.

Initial Public Offering and Offering Transactions

On February 10, 2021, our registration statement on Form S-1 relating to our initial public offering (“IPO”) was declared effective by the SEC, and our Class A common stock began trading on the NASDAQ on February 11, 2021. Our IPO closed on February 16, 2021. For additional information, see Note 1, Organization and Basis of Preparation, to our consolidated financial statements included in Part II, “Item 8—Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

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

Secondary Offerings

On September 15, 2021, the Company completed a secondary offering of 20.7 million shares of Class A common stock on behalf of certain selling stockholders affiliated with Blackstone (the "Blackstone Selling Stockholders") at a price of $54.00 per share. This transaction resulted in the issuance of 9.2 million Class A shares of common stock for the period ended September 30, 2021, which were issued in exchange for Common Units held by the selling stockholders.

On March 8, 2023, the Company completed a secondary offering of 13.75 million shares of Class A common stock on behalf of the Blackstone Selling Stockholders and the Founder at a price of $22.80 per share. This transaction resulted in the issuance of 7.2 million Class A shares of common stock for the period ended March 31, 2023, which were issued in exchange for Common Units held by the selling stockholders.

Bumble did not sell any shares of Class A common stock in these offerings and did not receive any of the proceeds from the sales. Bumble paid the costs associated with the sales of shares by the selling stockholders, net of the underwriting discounts.

Reorganization Transactions

Prior to the completion of the IPO, we undertook certain reorganization transactions (the “Reorganization Transactions”) such that Bumble Inc. is now a holding company, and its sole material asset is a controlling equity interest in Bumble Holdings. As the general partner of Bumble Holdings, Bumble Inc. now operates and controls all of the business and affairs of Bumble Holdings, has the obligation to absorb losses and receive benefits from Bumble Holdings and, through Bumble Holdings and its subsidiaries, conducts our business. The Reorganization Transactions were accounted for as a reorganization of entities under common control. As a result, the consolidated financial statements of Bumble Inc. will recognize the assets and liabilities received in the Reorganization Transactions at their historical carrying amounts, as reflected in the historical financial statements of Bumble Holdings, the accounting predecessor. Bumble Inc. will consolidate Bumble Holdings on its consolidated financial statements and record a non-controlling interest, related to the Common Units and the Incentive Units held by our pre-IPO owners, on its consolidated balance sheets and statements of operations.

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

For additional information, see Note 5, Payable to Related Parties Pursuant to a Tax Receivable Agreement, to our consolidated financial statements included in Part II, “Item 8 – Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

We have determined that it is more likely than not that we will be unable to realize certain tax benefits that were received in connection with the Reorganization Transactions and our IPO. As a result of this determination, we have not recorded the benefit of these deferred tax assets as of December 31, 2023. The Company is entitled to certain depreciation and amortization deductions as a result of its allocable share of existing tax basis acquired in the IPO and increases in its allocable share of existing basis and adjustments to the tax basis of the assets of Bumble Holdings as a result of sales or exchanges in connection with the IPO. There is significant existing tax basis in the assets of Bumble Holdings as a result of the Sponsor Acquisition. Based on current projections, we anticipate having sufficient taxable income to be able to realize these tax benefits and have recorded a liability of $430.2 million associated with the tax receivable agreement related to these benefits, of which $22.8 million is included in “Accrued expense and other current liabilities”. The ability of the deferred tax assets to be realized is evaluated based on all positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent results of operations. We will assess the ability of the deferred tax assets to be realized at each reporting period, and a change in our estimate of our liability associated with the tax receivable agreement may result as additional information becomes available, including results of operations in future periods. During the year ended December 31, 2023, our tax receivable agreement liability increased by a net $35.9 million due to the following: (1) a $31.4 million increase for the effects of the March 2023 secondary offering of 13.75 million shares of Class A common stock on behalf of the Blackstone Selling Stockholders and the Founder, (2) a $2.6 million increase for effects of the December 2023 repurchase of 3.2 million Common Units in Bumble Holdings from Blackstone entities, (3) a $10.8 million increase related to the release of a valuation allowance on certain tax attributes and (4) an $8.9 million decrease due to the tax receivable agreement payments made during the year ended December 31, 2023.

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

In connection with the IPO, we adopted the 2021 Omnibus Incentive Plan (the “2021 Omnibus Plan”), which became effective on the date immediately prior to the effective date of the IPO. Under the 2021 Omnibus Plan, we granted equity awards as follows:

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

At the IPO date, we concluded that our public offering represented a qualifying liquidity event that would cause the Exit-Vesting awards’ performance conditions to be probable. As such, we started to recognize stock-based compensation expense for the Exit-Vesting awards. On July 15, 2022, the Exit-Vesting awards, with vesting based on certain performance conditions, were modified to also provide for time-based vesting in 36 equal installments and we began to recognize incremental stock-based compensation associated with the modification of these awards. During the years ended December 31, 2023, 2022 and 2021, we recognized compensation cost related to Exit-Vesting awards of $13.2 million and $31.3 million and $26.3 million, respectively, which includes the modification of these awards in fiscal year 2022.

For additional information, see Note 15, Stock-based Compensation, to our consolidated financial statements included in Part II, “Item 8 – Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

Statements of Operations Reclassification

Beginning on January 1, 2023, we reclassified certain employee and non-employee related expenses, including stock-based compensation, that support engineering, data design and product management, as well as maintenance and support costs for technology infrastructure, in the Consolidated Statements of Operations to align with operational functions. To conform to current year presentation, we have reclassified $10.4 million and $7.8 million for the years ended December 31, 2022 and 2021, respectively, from “General and administrative expense” to “Product development expense”. In addition, we have reclassified $0.4 million for the year ended December 31, 2021 from “General and administrative expense” to “Cost of revenue”.

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

Cost of revenue also includes data center expenses such as rent, power and bandwidth for running servers, cloud hosting costs, employee compensation (including stock-based compensation) and other employee related costs, impairment of capitalized aggregator costs associated with breakage revenue and restructuring charges. Expenses relating to customer care functions such as customer service, moderators and other auxiliary costs associated with providing services to customers such as fraud prevention are also included within cost of revenue.

Selling and marketing expense

Selling and marketing expense consists primarily of brand marketing, digital and social media spend, field marketing, restructuring charges, compensation expense (including stock-based compensation) and other employee-related costs for personnel engaged in sales and marketing functions.

General and administrative expense

General and administrative expense consists primarily of compensation (including stock-based compensation) and other employee-related costs for personnel engaged in executive management, finance, legal, tax and human resources. General and administrative expense also consists of transaction costs, impairment losses, changes in fair value of contingent earn-out liability, expenses associated with facilities, information technology, external professional services, legal costs, settlement of legal claims and accruals for future legal obligations that are deemed probable and estimable, restructuring charges and other administrative expenses.

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

Interest income (expense), net

Interest income (expense), net consists of interest income received on money market funds and related party loans receivables and interest expense incurred in connection with our long-term debt.

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

Results of Operations

The following table sets forth our consolidated statements of operations information for the periods presented:

(in thousands)	Year Ended December 31, 2023	Year Ended December 31, 2022	Year Ended December 31, 2021
Revenue	$1,051,830	$903,503	$760,910
Operating costs and expenses:
Cost of revenue	307,835	249,490	205,573
Selling and marketing expense	270,380	249,269	211,711
General and administrative expense	221,649	308,855	257,489
Product development expense	130,565	109,020	113,764
Depreciation and amortization expense	68,028	89,713	107,056
Total operating costs and expenses	998,457	1,006,347	895,593
Operating earnings (loss)	53,373	(102,844)	(134,683)
Interest income (expense), net	(21,534)	(24,063)	(24,574)
Other income (expense), net	(26,537)	16,189	3,160
Income (loss) before income tax	5,302	(110,718)	(156,097)
Income tax benefit (provision)	(7,170)	(3,406)	437,837
Net earnings (loss)	(1,868)	(114,124)	281,740
Net earnings (loss) attributable to noncontrolling interests	2,345	(34,378)	(28,075)
Net earnings (loss) attributable to Bumble Inc. shareholders	$(4,213)	$(79,746)	$309,815

The following table sets forth our consolidated statements of operations information as a percentage of revenue for the periods presented:

	Year Ended December 31, 2023	Year Ended December 31, 2022	Year Ended December 31, 2021
Revenue	100.0%	100.0%	100.0%
Operating costs and expenses:
Cost of revenue	29.3%	27.6%	27.0%
Selling and marketing expense	25.7%	27.6%	27.8%
General and administrative expense	21.1%	34.2%	33.8%
Product development expense	12.4%	12.1%	15.0%
Depreciation and amortization expense	6.5%	9.9%	14.1%
Total operating costs and expenses	94.9%	111.4%	117.7%
Operating earnings (loss)	5.1%	(11.4)%	(17.7)%
Interest income (expense), net	(2.0)%	(2.7)%	(3.2)%
Other income (expense), net	(2.5)%	1.8%	0.4%
Income (loss) before income tax	0.5%	(12.3)%	(20.5)%
Income tax benefit (provision)	(0.7)%	(0.4)%	57.5%
Net earnings (loss)	(0.2)%	(12.6)%	37.0%
Net earnings (loss) attributable to noncontrolling interests	0.2%	(3.8)%	(3.7)%
Net earnings (loss) attributable to Bumble Inc. shareholders	(0.4)%	(8.8)%	40.7%

The following table sets forth the stock-based compensation expense included in operating costs and expenses:

(in thousands)	Year Ended December 31, 2023	Year Ended December 31, 2022	Year Ended December 31, 2021
Cost of revenue	$4,054	$3,819	$3,749
Selling and marketing expense	9,803	8,064	12,925
General and administrative expense	52,008	63,575	60,535
Product development expense	38,473	35,550	46,701
Total stock-based compensation expense	$104,338	$111,008	$123,910

The following table sets forth our revenue across apps for the periods presented:

(in thousands)	Year Ended December 31, 2023	Year Ended December 31, 2022	Year Ended December 31, 2021
Bumble App	$844,774	$694,329	$528,585
Badoo App and Other	207,056	209,174	232,325
Total Revenue	$1,051,830	$903,503	$760,910

Total revenue was $1,051.8 million for the year ended December 31, 2023, compared to $903.5 million for the same period in 2022. The increase was primarily driven by growth in Total Paying Users, partially offset by unfavorable fluctuations in foreign currency exchange rates.

Bumble App Revenue was $844.8 million for the year ended December 31, 2023, compared to $694.3 million for the same period in 2022. This increase was primarily driven by a 25.7% increase in Bumble App Paying Users to 2.5 million, partially offset by a 3.2% decline in Bumble App ARPPU to $27.97. The increase in Bumble App Revenue was due to growth in core markets and international expansion, partially offset by unfavorable fluctuations in foreign currency exchange rates.

Badoo App and Other Revenue was $207.1 million for the year ended December 31, 2023, compared to $209.2 million for the same period in 2022. This decrease was primarily driven by a 2.8% decrease in Badoo App and Other ARPPU to $12.70, partially offset by a 2.0% increase in Badoo App and Other Paying Users to 1.2 million and favorable fluctuations in foreign currency exchange rates. Results for the year ended December 31, 2023 reflect the full impact of the Company’s decision to remove all of its apps from the Apple App Store and Google Play Store in Russia and Belarus in March 2022, as well as other global macroeconomic conditions. In addition, other revenue of $23.7 million for the year ended December 31, 2023, decreased by $0.6 million, or 2.6%, compared to the same period in 2022.

Total revenue was $903.5 million for the year ended December 31, 2022, compared to $760.9 million for the same period in 2021. The increase was primarily driven by growth in Total Paying Users and an increase in Total Average Revenue per Paying User.

Bumble App Revenue was $694.3 million for the year ended December 31, 2022, compared to $528.6 million for the same period in 2021. This increase was primarily driven by a 33.5% increase in the number of Bumble App Paying Users to 2.0 million, partially offset by a 1.6% decrease in Bumble App ARPPU to $28.90. The increase in Bumble App Revenue was due to higher re-engagement in core markets and international expansion, partially offset by fluctuations in foreign currency exchange rates.

Badoo App and Other Revenue was $209.2 million for the year ended December 31, 2022, compared to $232.3 million for the same period in 2021. This decrease was primarily driven by a 15.4% decrease in the number of Badoo App and Other Paying Users to 1.2 million due to the Company’s decision to remove all of its apps from the Apple App Store and Google Play Store in Russia and Belarus in March 2022 and the continued impact of COVID and macroeconomic conditions. The decrease in Badoo App and Other Revenue was also driven by a 0.5% decrease in Badoo and Other ARPPU to $13.06. In addition, other revenue of $24.3 million for 2022, increased by $11.6 million, or 92.1%, compared to the same period in 2021.

Cost of revenue

(in thousands, except percentages)	Year Ended December 31, 2023	Year Ended December 31, 2022	Year Ended December 31, 2021
Cost of revenue	$307,835	$249,490	$205,573
Percentage of revenue	29.3%	27.6%	27.0%

Cost of revenue for the year ended December 31, 2023 increased by $58.3 million, or 23.4%, as compared to the same period in 2022, driven primarily by growth in in-app purchase fees due to increasing revenue. As a percentage of revenue, cost of revenue for the year ended December 31, 2023 was 29.3%, compared to 27.6% for the same period in 2022 primarily due to the adoption of Google Play billing in many of our markets and to a lesser extent an increase in cloud hosting, bulk messaging and content moderation costs.

Cost of revenue for the year ended December 31, 2022 increased by $43.9 million, or 21.4%, as compared to the same period in 2021, driven primarily by growth in in-app purchase fees due to increasing revenue. As a percentage of revenue, cost of revenue for the year ended December 31, 2022 was 27.6%, compared to 27.0% for the same period in 2021 primarily driven by an increase in fees due to the adoption of Google Play billing in many of our markets, partially offset by the reduced Google Play service fees for subscriptions which has declined from 30% to 15%.

Selling and marketing expense

(in thousands, except percentages)	Year Ended December 31, 2023	Year Ended December 31, 2022	Year Ended December 31, 2021
Selling and marketing expense	$270,380	$249,269	$211,711
Percentage of revenue	25.7%	27.6%	27.8%

Selling and marketing expense for the year ended December 31, 2023, increased by $21.1 million, or 8.5%, as compared to the same period in 2022. The change was primarily due to a $14.0 million increase in digital and social media marketing costs and a $6.5 million increase in personnel-related expenses.

Selling and marketing expense for the year ended December 31, 2022, increased by $37.6 million, or 17.7%, as compared to the same period in 2021. This change was primarily due to a $34.0 million increase in digital and brand marketing costs and a $9.5 million increase in personnel-related expenses, partially offset by a $4.9 million decrease in stock-based compensation due to forfeitures.

General and administrative expense

(in thousands, except percentages)	Year Ended December 31, 2023	Year Ended December 31, 2022	Year Ended December 31, 2021
General and administrative expense	$221,649	$308,855	$257,489
Percentage of revenue	21.1%	34.2%	33.8%

General and administrative expense for the year ended December 31, 2023, decreased by $87.2 million, or 28.2%, as compared to the same period in 2022. The change was primarily driven by a $145.4 million decrease in impairment charges, which includes a $141.0 million Badoo brand impairment and a $4.4 million Moscow right-of-use asset impairment from 2022, as well as a $3.6 million decrease in personnel-related expenses. These decreases were partially offset by a $46.4 million increase in professional and transaction costs and a $17.5 million decrease in gain resulting from the change in the fair value of the contingent earn-out liabilities.

General and administrative expense for the year ended December 31, 2022 increased by $51.4 million, or 19.9%, as compared to the same period in 2021. The change was primarily driven by a $119.0 million increase in impairment charges, which includes a $141.0 million Badoo brand impairment, and a $4.4 million Moscow right-of-use asset impairment in 2022, compared to $26.4 million impairment charge in white label contracts in 2021. In addition, a $21.7 million increase in personnel-related expenses, a $7.8 million increase in professional and transaction costs and a $4.6 million increase in insurance expenses. These increases were partially offset by a decline of $103.1 million in the fair value of the contingent earn-out liabilities.

Product development expense

(in thousands, except percentages)	Year Ended December 31, 2023	Year Ended December 31, 2022	Year Ended December 31, 2021
Product development expense	$130,565	$109,020	$113,764
Percentage of revenue	12.4%	12.1%	15.0%

Product development expense for the year ended December 31, 2023, increased by $21.5 million, or 19.8%, as compared to the same period in 2022, primarily driven by a $19.6 million increase in personnel-related expenses.

Product development expense for the year ended December 31, 2022, decreased by $4.7 million, or 4.2%, as compared to the same period in 2021. This change was primarily driven by a $11.2 million decrease in stock-based compensation due to forfeitures, partially offset by a $4.8 million increase in personnel-related expenses.

Depreciation and amortization expense

(in thousands, except percentages)	Year Ended December 31, 2023	Year Ended December 31, 2022	Year Ended December 31, 2021
Depreciation and amortization expense	$68,028	$89,713	$107,056
Percentage of revenue	6.5%	9.9%	14.1%

Depreciation and amortization expense for the year ended December 31, 2023, decreased by $21.7 million, or 24.2%, as compared to the same period in 2022. The decrease in depreciation and amortization expense was primarily due to the full amortization of the legacy Badoo user base in July 2022. These decreases were partially offset by increases in the amortization of intangibles acquired from the Official acquisition in April 2023.

Depreciation and amortization expense for the year ended December 31, 2022, decreased by $17.3 million, or 16.2%, as compared to the same period in 2021. The decrease was primarily due to the full amortization of the legacy Badoo user base in July 2022 and white label contracts in 2021, which are no longer being amortized. These decreases were partially offset by increases in the amortization of intangibles acquired from the Fruitz acquisition in January 2022.

Interest income (expense), net

(in thousands, except percentages)	Year Ended December 31, 2023	Year Ended December 31, 2022	Year Ended December 31, 2021
Interest income (expense), net	$(21,534)	$(24,063)	$(24,574)
Percentage of revenue	(2.0)%	(2.7)%	(3.2)%

Interest expense, net for the year ended December 31, 2023, decreased $2.5 million, or 10.5%, as compared to the same period in 2022. The change was due to the Company investing surplus funds in money market funds since the fourth quarter of 2022, partially offset by an increase in interest rates on our outstanding debt under the Credit Agreement.

Interest expense, net for the year ended December 31, 2022, decreased $0.5 million, or 2.1%, as compared to the same period in 2021. The decrease was primarily due to the repayment of $200.0 million of debt in March 2021, as well as the Company investing surplus funds in money market funds in the fourth quarter of 2022 creating interest income, partially offset by an increase in interest rates on our outstanding debt under the Credit Agreement.

Other income (expense), net

(in thousands, except percentages)	Year Ended December 31, 2023	Year Ended December 31, 2022	Year Ended December 31, 2021
Other income (expense), net	$(26,537)	$16,189	$3,160
Percentage of revenue	(2.5)%	1.8%	0.4%

Other income (expense), net for the year ended December 31, 2023, decreased by $42.7 million, or 263.9%, as compared to the same period in 2022. The change was primarily due to a $30.9 million decrease in net gains on interest rate swaps, a $5.9 million decrease in net foreign currency exchange gains, a $5.0 million loss recognized for the increase in tax receivable agreement liability, and a $0.8 million decrease in fair value of investments in equity securities.

Other income (expense), net for the year ended December 31, 2022, increased by $13.0 million, or 412.3%, as compared to the same period in 2021. The change was primarily due to a $10.5 million increase in net gains on interest rate swaps, a $3.8 million increase in net foreign currency exchange gains, a $3.4 million loss on extinguishment of long-term debt recognized in 2021 when we repaid $200.0 million of debt in March 2021, partially offset by a $4.2 million loss recognized for the increase in tax receivable agreement liability, and a $1.0 million decrease in fair value of investments in equity securities.

Income tax provision

(in thousands, except percentages)	Year Ended December 31, 2023	Year Ended December 31, 2022	Year Ended December 31, 2021
Income tax benefit (provision)	$(7,170)	$(3,406)	$437,837
Effective income tax rate	135.2%	(3.1)%	280.5%

For further detail of income tax matters, see Note 4, Income Taxes, within the audited consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K.

Income tax provision was $7.2 million for the year ended December 31, 2023, compared to $3.4 million for the year ended December 31, 2022, primarily due to the impact of income tax rate changes on our deferred tax balances recorded in 2022. In addition, the income tax provision for the years ended December 31, 2022 and December 31, 2023 reflect the impact of our assessment that we will not be able to realize the benefit of certain deferred tax assets arising in the current year for which a valuation allowance has been recorded.

Income tax provision was $3.4 million for the year ended December 31, 2022, compared to an income tax benefit of $437.8 million for the year ended December 31, 2021, which includes a $441.5 million tax benefit related to the reversal of a net deferred tax liability due to the restructuring of our international operations.

The Organisation for Economic Co-operation and Development (“OECD”) and participating countries continue to work toward the enactment of a 15% global minimum corporate tax for companies with global revenues and profits above certain thresholds (referred to as Pillar 2), with certain aspects of Pillar 2 effective January 1, 2024 and other aspects effective January 1, 2025. Member states have begun to enact the rules, with some countries accelerating the impact of these rules by proposing immediate statutory rate increases. A number of countries, including the UK and EU member states, have agreed to adopt the OECD’s minimum tax rules and several countries, including the UK, have already implemented these rules. The phased implementation of these rules is expected to begin for our fiscal year 2024. We expect Pillar 2 could have a material impact on our effective tax rate and our consolidated results of operation, financial position, and cash flows. We will monitor the application of these rules as they continue to evolve.

Non-GAAP Financial Measures

We report our financial results in accordance with GAAP, however, management believes that certain non-GAAP financial measures provide users of our financial information with useful supplemental information that enables a better comparison of our performance across periods. We believe Adjusted EBITDA provides visibility to the underlying continuing operating performance by excluding the impact of certain expenses, including income tax (benefit) provision, interest (income) expense, net, depreciation and amortization expense, stock-based compensation expenses, employer costs related to stock-based compensation, foreign exchange (gain) loss, changes in fair value of contingent earn-out liability, interest rate swaps and investments in equity securities, transaction and other costs, litigation costs net of insurance reimbursements that arise outside of the ordinary course of business, tax receivable agreement liability remeasurement (benefit) expense and impairment loss, as management does not believe these expenses are representative of our core earnings.

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

We define Adjusted EBITDA as net earnings (loss) excluding income tax (benefit) provision, interest (income) expense, net, depreciation and amortization expense, stock-based compensation expense, employer costs related to stock-based compensation, foreign exchange (gain) loss, changes in fair value of contingent earn-out liability, interest rate swaps and investments in equity securities, transaction and other costs, litigation costs net of insurance reimbursements that arise outside of the ordinary course of business, tax receivable agreement liability remeasurement (benefit) expense and impairment loss. Adjusted EBITDA margin represents Adjusted EBITDA as a percentage of revenue.

We define free cash flow as net cash provided by (used in) operating activities less capital expenditures. Free cash flow conversion represents free cash flow as a percentage of Adjusted EBITDA. Operating cash flow conversion represents net cash provided by (used in) operating activities as a percentage of net earnings (loss).

The following table reconciles our non-GAAP financial measures to the most comparable GAAP financial measures for the periods presented:

(in thousands, except percentages)	Year Ended December 31, 2023	Year Ended December 31, 2022	Year Ended December 31, 2021
Net earnings (loss)	$(1,868)	$(114,124)	$281,740
Add back:
Income tax (benefit) provision	7,170	3,406	(437,837)
Interest (income) expense, net	21,534	24,063	24,574
Depreciation and amortization expense	68,028	89,713	107,056
Stock-based compensation expense	104,338	111,008	123,910
Employer costs related to stock-based compensation(1)	4,535	2,054	2,438
Litigation costs, net of insurance reimbursements(2)	71,918	22,734	6,943
Foreign exchange (gain) loss (3)	2,185	(3,679)	132
Changes in fair value of interest rate swaps(4)	13,806	(17,086)	(6,593)
Transaction and other costs(5)	2,309	5,226	22,491
Changes in fair value of contingent earn-out liability	(29,569)	(47,134)	55,900
Changes in fair value of investments	843	18	(1,100)
Tax receivable agreement liability remeasurement expense(6)	10,341	5,332	1,112
Impairment loss(7)	—	145,388	26,431
Adjusted EBITDA	$275,570	$226,919	$207,197
Net earnings (loss) margin(8)	(0.2)%	(12.6)%	37.0%
Adjusted EBITDA margin	26.2%	25.1%	27.2%

Net cash provided by operating activities	$182,086	$132,941	$104,837
Less:
Capital expenditures	(14,935)	(16,333)	(13,653)
Free cash flow	$167,151	$116,608	$91,184
Operating cash flow conversion	*	(116.5)%	37.2%
Free cash flow conversion	60.7%	51.4%	44.0%

* Not meaningful

(1)
Represents employer portion of Social Security and Medicare payroll taxes domestically, National Insurance contributions in the United Kingdom and comparable costs internationally related to the settlement of equity awards.
(2)
Represents certain litigation costs and insurance proceeds associated with pending litigations or settlements of litigation. Includes amounts accrued with respect to the litigation related to the Biometric Information Privacy Act, the mass arbitrations and the Company’s class action lawsuit related to the secondary public stock offering, representing management’s then-current estimated probable loss for this matter. See Note 19, Commitments and Contingencies, to the audited consolidated financial statements included in “Item 8―Financial Statements and Supplementary Data.”
(3)
Represents foreign exchange (gain) loss due to foreign currency transactions.
(4)
Represents fair value (gain) loss on interest rate swaps.

(5)
Represents transaction costs related to acquisitions and our offerings (IPO, the Reorganization Transactions, secondary offerings, and share repurchases) such as legal, accounting, advisory fees and other related costs. Amount for 2021 also includes a loss on debt extinguishment related to the repayment of $200.0 million under the Incremental Term Loan Facility. Amount for 2022 also includes employee-related restructuring costs directly associated with our decision to discontinue our operations in Russia including severance benefits, relocation costs and advisory fees.
(6)
Represents recognized adjustments to the tax receivable agreement liability.
(7)
Represents impairment loss incurred on white label contracts in 2021 and impairment loss of the Badoo brand and a right-of-use asset related to our Moscow office in 2022.
(8)
Net earnings (loss) margin for the year ended December 31, 2021 includes a $441.5 million tax benefit related to the reversal of a deferred tax liability due to a restructuring of the Company’s international operations.

Liquidity and Capital Resources

Overview

As of December 31, 2023, we had $355.6 million of cash and cash equivalents, a decrease of $46.9 million from December 31, 2022 primarily due to share repurchases, cash distribution payments to the noncontrolling interest holders and the acquisition of Official, partially offset by cash generated from operations. The Company’s principal sources of liquidity are our cash and cash equivalents and cash generated from operations. Our primary uses of liquidity are operating expenses and capital expenditures, funding our debt obligations, partnership tax distributions, paying income taxes and obligations under our tax receivable agreement and effectuating share repurchases as discussed below. Based on current conditions, we believe that we have sufficient financial resources to fund our activities and execute our business plans during the next twelve months.

In May 2023, our Board of Directors approved a share repurchase program of up to $150.0 million of our outstanding Class A common stock. In November 2023, the Company announced an increase in the share repurchase program authorized amount from $150.0 million to $300.0 million. Bumble intends to use the program to repurchase shares on a discretionary basis from time to time, subject to general business and market conditions and other investment opportunities, through open market purchases, privately negotiated transactions in compliance with Rule 10b-18 under the Exchange Act or other means, including through 10b5-1 trading plans. This repurchase program may be commenced, suspended or discontinued at any time. In December 2023, the Company and Bumble Holdings entered into an agreement with Blackstone in a private transaction under the Company’s existing share repurchase program, under which the Company agreed to repurchase approximately 4.0 million shares of its Class A common stock beneficially owned by Blackstone and Bumble Holdings agreed to repurchase from Blackstone approximately 3.2 million Common Units, which are exchangeable for shares of Class A common stock on a one-for-one basis, for an aggregate purchase price of $100 million. During the year ended December 31, 2023, we repurchased 7.8 million shares of Class A common stock and 3.2 million Common Units for $157 million. As of December 31, 2023, a total of $143 million remains available for repurchase under the repurchase program.

On February 27, 2024, we announced that the Company intends to reduce its global workforce. We expect to incur approximately $20 million to $25 million of non-recurring charges. Substantially all of these charges are expected to result in future cash outlays primarily in the first and second quarters of 2024. See Note 20, Subsequent Events, for additional information.

Cash Flow Information

The following table summarizes our consolidated cash flow information for the periods presented:

(in thousands)	Year Ended December 31, 2023	Year Ended December 31, 2022	Year Ended December 31, 2021
Net cash provided by (used in):
Operating activities	$182,086	$132,941	$104,837
Investing activities	(24,755)	(86,053)	(12,484)
Financing activities	(198,891)	(14,954)	151,486

Operating activities

Net cash provided by operating activities was $182.1 million, $132.9 million and $104.8 million for the years ended December 31, 2023, 2022 and 2021, respectively. Operating activities were primarily driven by net loss of $1.9 million for the year ended December 31, 2023, net loss of $114.1 million for the year ended December 31, 2022 and net earnings of $281.7 million for the year ended December 31, 2021.

Net loss for the year ended December 31, 2023 was impacted by stock-based compensation of $104.3 million, depreciation and amortization of $68.0 million, change in fair value of deferred contingent consideration of $29.6 million, an increase in our tax receivable agreement liability remeasurement expense of $10.3 million, and deferred income tax of $7.2 million. Net loss for the year ended December 31, 2022 was impacted by stock-based compensation of $111.0 million, impairment losses of $145.4 million, depreciation and amortization of $89.7 million, change in fair value of deferred contingent consideration of $47.1 million and deferred income tax of $5.5 million. Net earnings in the year ended December 31, 2021 was primarily driven by $441.5 million tax benefit related to the reversal of a deferred tax liability due to a restructuring of the Company’s international operations, partly offset by stock-based compensation of $123.9 million, depreciation and amortization of $107.1 million, changes in the fair value of the contingent earn-out liability of $55.9 million and an impairment loss of $26.4 million in relation to the white label contracts.

The increase in cash provided by (used in) operating activities for the periods presented was partly offset by changes in assets and liabilities, which increased $8.7 million, decreased $34.9 million and decreased $56.5 million in the years ended December 31, 2023, 2022 and 2021, respectively.

Investing activities

Net cash used in investing activities was $24.8 million, $86.1 million and $12.5 million for the years ended December 31, 2023, 2022 and 2021, respectively. The Company used $9.8 million (net of cash acquired) for the acquisition of Official for the year ended December 31, 2023 and $69.7 million (net of cash acquired) for the acquisition of Fruitz for the year ended December 31, 2022. Capital expenditures were $14.9 million, $16.3 million, $13.7 million in the years ended December 31, 2023, 2022 and 2021, respectively.

Financing activities

Net cash used in financing activities was $198.9 million and $15.0 million for the years ended December 31, 2023 and 2022, respectively. Net cash provided by financing activities was $151.5 million for the year ended December 31, 2021. For the year ended December 31, 2023, the Company used $112.8 million for share repurchases of our Class A common stock and Bumble Holdings used $44.3 million for the repurchase of Common Units and $19.3 million for cash distributions to the noncontrolling interest holders. During each of the years ended December 31, 2023 and 2022, the Company used $5.8 million to repay a portion of the outstanding indebtedness under our Original Term Loan. For the year ended December 31, 2021, the Company received net proceeds of $2,361.2 million in our IPO after deducting underwriting discounts and commissions, of which $1,991.6 million was used to redeem shares of Class A common stock and purchase Common Units from our Sponsor and $200.0 million was used to repay a portion of the outstanding indebtedness under our Incremental Term Loan Facility. In addition, for the years ended December 31, 2023, 2022 and 2021, the Company used $16.7 million, $9.2 million and 9.3 million, respectively, for shares withheld to satisfy employee tax withholding requirements upon vesting of restricted stock units.

Indebtedness

Senior Secured Credit Facilities

In connection with the Sponsor Acquisition, in January 2020, we entered into a credit agreement (the “Credit Agreement”) providing for (i) a term loan facility in an original aggregate principal amount of $575.0 million (the “Original Term Loan Facility”) and (ii) a revolving facility in an aggregate principal amount of up to $50.0 million. In connection with a transaction whereby we distributed proceeds to our pre-IPO owners and to partially repay a loan from our Founder, in October 2020, we entered into an Incremental term loan facility (the “Incremental Term Loan Facility” and together with the Original Term Loan Facility, the “Senior Secured Credit Facilities”) in an original aggregate principal amount of $275.0 million. The Incremental Term Loan Facility provides for additional senior secured term loans with substantially identical terms as the Original Term Loan Facility (other than the applicable margin). A portion of the net proceeds from the IPO was used to repay $200.0 million aggregate principal amount of our outstanding indebtedness under our Term Loan Facility in the three months ended March 31, 2021. The Credit Agreement was further amended in March 2023, pursuant to which the interest rate benchmark referenced to LIBOR was transitioned to Term SOFR. The borrower under the Credit Agreement is a wholly owned subsidiary of Bumble Holdings, Buzz Finco L.L.C. (the “Borrower”). The Credit Agreement contains affirmative and negative covenants and customary events of default.

Borrowings under the Credit Agreement bear interest at a rate equal to, at the Borrower’s option, either (i) LIBOR prior to March 31, 2023 and Adjusted Term SOFR beginning March 31, 2023 for the relevant interest period, adjusted for statutory reserve requirements (subject to a floor of 0.0% on the Original Term Loan and loans under the Revolving Credit Facility and 0.50% on the Incremental Term Loan), plus an applicable margin or (ii) a base rate equal to the highest of (a) the rate of interest in effect as last quoted by the Wall Street Journal as the “Prime Rate” in the United States, (b) the federal funds effective rate plus 0.50% and (c) adjusted LIBOR prior to April 1, 2023 and Adjusted Term SOFR beginning April 1, 2023, for an interest period of one month plus 1.00% (subject to a floor of 0.00% per annum), in each case, plus an applicable margin. The applicable margin for loans under the Revolving Credit

Facility is subject to adjustment based upon the consolidated first lien net leverage ratio of the Borrower and its restricted subsidiaries and is subject to reduction after the consummation of our IPO.

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

Contractual Obligations and Contingencies

The following table summarizes our contractual obligations as of December 31, 2023 (in thousands):

	Payments due by period
	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total

Long-term debt	$5,750	$11,500	$609,813	$—	$627,063
Operating leases	1,412	7,806	6,730	418	16,366
Other	10,673	2,628	—	—	13,301
Total	$17,835	$21,934	$616,543	$418	$656,730

In connection with the IPO, in February 2021, we entered into a tax receivable agreement with certain of our pre-IPO owners that provides for the payment by the Company to such pre-IPO owners of 85% of the benefits that the Company realizes, or is deemed to realize, as a result of the Company’s allocable share of existing tax basis acquired in our IPO and other tax benefits related to entering into the tax receivable agreement. The payments under the tax receivable agreement are not conditioned upon continued ownership of the Company by the pre-IPO owners.

The payments that we may be required to make under the tax receivable agreement to the pre-IPO owners may be significant and are not reflected in the contractual obligations table set forth above as they are dependent upon future taxable income. Assuming no material changes in the relevant tax law, and that we earn sufficient taxable income to realize all tax benefits that are subject to the tax receivable agreement, we expect future payments under the tax receivable agreement related to the Offering Transactions and subsequent activity through December 31, 2023 to aggregate to $721.0 million and to range over the next 15 years from approximately $16.7 million to $73.6 million per year and decline thereafter. In determining these estimated future payments, we have given retrospective effect to certain exchanges of Common Units for Class A shares that occurred after the IPO but were contemplated to have occurred pursuant to the Blocker Restructuring. The foregoing numbers are merely estimates, and the actual payments could differ materially. See Note 5, Payable to Related Parties Pursuant to a Tax Receivable Agreement, for additional information.

In connection with the Sponsor Acquisition in January 2020, we entered into a contingent consideration arrangement, consisting of an earn-out payment to the former shareholders of Worldwide Vision Limited of up to $150.0 million. The timing and amount of such payments, that we may be required to make, is not reflected in the contractual obligations table set forth above as the payment to the former shareholders of Worldwide Vision Limited is dependent upon the achievement of a specified return on invested capital by our Sponsor. See Note 11, Fair Value Measurements, for additional information.

In May 2023, the Company amended an agreement for third-party cloud services, which superseded and replaced the September 2022 agreement. Under the amended terms, the Company is committed to pay a minimum of $12.0 million over the period of 18 months. If at the end of the 18 months, or upon early termination, the Company has not reached the $12.0 million in spend, the Company will be required to pay for the difference between the sum of fees already incurred and the minimum commitment. As of December 31, 2023, our minimum commitment remaining is $8.4 million.

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

Goodwill is tested for impairment at a minimum on an annual basis, as well as upon an indicator of impairment. Goodwill is tested for impairment at the reporting unit level by first performing a qualitative assessment to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying value. If the reporting unit does not pass the qualitative assessment, then quantitative assessment is performed to compare the reporting unit’s carrying value to its fair value. Alternatively, we are permitted to bypass the qualitative assessment and proceed directly to performing the quantitative assessment. Goodwill is considered impaired if the carrying value of the reporting unit exceeds its fair value. The fair value of the reporting unit is based on a discounted cash flow model involving several assumptions. There were no impairment charges recorded for goodwill for the years ended December 31, 2023, 2022 and 2021, respectively.

Contingent consideration arrangements are recognized at their acquisition date fair value and included as part of purchase price at the acquisition date. These contingent consideration arrangements are classified as liabilities and are remeasured to fair value at each reporting period, with any change in fair value being recognized in “General and administrative expense” in the consolidated statements of operations. The estimated fair value of the contingent consideration is based primarily on estimates of meeting the applicable contingency conditions as per the terms of the applicable agreements.

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

During our annual impairment testing for the year ended December 31, 2022, the Company determined that an indefinite long-lived asset was impaired and recognized an impairment charge of $141.0 million in “General and administrative expense” within the accompanying consolidated statements of operations. For additional information, see Note 8, Goodwill and Intangible Assets, within the audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Recoverability of Intangible Assets with Definite Lives

We evaluate definite-lived intangible assets whenever events or changes of circumstance indicate that the carrying amounts may not be recoverable. Recoverability is measured by comparing the carrying amount of an asset group to future undiscounted net cash flows expected to be generated. We group assets for purposes of such review at the lowest level for which identifiable cash flows of the asset group are largely independent of the cash flows of the other groups of assets and liabilities. If this comparison indicates impairment, the amount of impairment to be recognized is calculated as the difference between the carrying value and the fair value of the asset group.

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

During the fourth quarter of the year ended December 31, 2021, the Company determined that an individual definite long-lived asset was impaired and recognized an impairment charge of $26.4 million in “General and administrative expense” within the accompanying consolidated statements of operations. For additional information, see Note 8, Goodwill and Intangible Assets, within the audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

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

For additional information around the Company’s stock-based compensation plans, see Note 15, Stock-based Compensation, within the audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

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

Tax Receivable Agreement

Pursuant to the tax receivable agreement (“TRA”), we are required to make cash payments to the TRA parties equal to 85% of the tax benefits, if any, that we realize, or in some circumstances are deemed to realize, as a result of the Company’s allocable share of existing tax basis acquired in our IPO, increases in our share of existing tax basis and adjustments to the tax basis of the assets of Bumble Holdings as a result of sales or exchanges of Common Units (including Common Units issued upon conversion of vested Incentive Units), and our utilization of certain tax attributes of the Blocker Companies (including the Blocker Companies’ allocable share of existing tax basis) and certain other tax benefits related to entering into the TRA. Actual tax benefits realized by the Company may differ from tax benefits calculated under the TRA as a result of the use of certain assumptions in the TRA, including the use of an assumed weighted-average state and local income tax rate to calculate tax benefits. Payments to be made under the TRA will depend upon a number of factors, including the timing and amount of our future income. If we do not generate sufficient taxable income in the aggregate over the term of the TRA to utilize the tax benefits, then we would not be required to make the related TRA Payments. Therefore, we only recognize a liability for TRA payments if we determine that it is probable that we will generate sufficient future taxable income over the term of the TRA to utilize the related tax benefits. Estimating future taxable income is inherently uncertain and requires judgment. In projecting future taxable income, we consider our historical results and incorporate certain assumptions, including projected revenue growth, and operating margins, among others. There is no maximum term for the TRA and the TRA will continue until all such tax benefits have been utilized or expired unless we exercise our right to terminate the TRA for an agreed-upon amount equal to the estimated present value of the remaining payments to be made under the agreement (calculated with certain assumptions, including as to utilization of the tax attributes).

Upon redemption or exchange of common units in Bumble Holdings, we record a liability relating to the obligation if we believe that it is probable that we would have sufficient future taxable income to utilize the related tax benefits. If we determine in the future that we will not be able to fully utilize all or part of the related tax benefits, we would derecognize any portion of the liability related to the benefits not expected to be utilized. Additionally, we estimate the amount of TRA Payments expected to be paid within the next 12 months and classify this amount as current on our consolidated balance sheets. To the extent our estimate differs from actual results, we may be required to reclassify portions of our liabilities under the TRA between current and non-current.

The Company is entitled to certain depreciation and amortization deductions as a result of its allocable share of existing tax basis acquired in the IPO and increases in its allocable share of existing basis and adjustments to the tax basis of the assets of Bumble Holdings as a result of sales or exchanges in connection with the or subsequent to IPO. There is significant existing tax basis in the assets of Bumble Holdings as a result of the Sponsor Acquisition. Tax benefits we anticipate being able to realize are included in “Accrued expense and other current liabilities.” The ability of the deferred tax assets to be realized is evaluated based on all positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent results of operations. We will assess the ability of the deferred tax assets to be realized at each reporting period, and a change in our estimate of our liability associated with the TRA may result as additional information becomes available, including results of operations in future periods. To the extent that we determine that we are able to realize the tax benefits associated with the basis adjustments and net operating losses, we would record an additional liability.

For additional information around the Tax Receivable Agreement, see Note 5, Payable to Related Parties Pursuant to a Tax Receivable Agreement, within the audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Accounting Pronouncements Not Yet Adopted

Recently-issued accounting pronouncements that may be relevant to our operations but have not yet been adopted are outlined in Note 2, Summary of Selected Significant Accounting Policies, within the audited consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Exchange Risk

We conduct business in certain foreign markets, primarily in the United Kingdom and the European Union. For the years ended December 31, 2023, 2022 and 2021, revenue outside of North America accounted for 43.2%, 39.5% and 42.3% of consolidated revenue, respectively. Our primary exposure to foreign currency exchange risk is the underlying user’s functional currency other than the U.S. Dollar, primarily the British Pound and Euro. As foreign currency exchange rates change, translation of the statements of operations of our international businesses into U.S. dollars affects year-over-year comparability of operating results. The average Euro and British Pound versus the U.S. Dollar exchange rate was 2.6% and 0.4% higher, respectively, in the year ended December 31, 2023 compared to the year ended December 31, 2022.

Historically, we have not hedged any foreign currency exposures. We have performed a sensitivity analysis as of December 31, 2023 and 2022. A hypothetical 10% change in British Pound and Euro, relative to the U.S. Dollar, would have changed revenue by $22.5 million and $18.2 million for the years ended December 31, 2023 and 2022, respectively, with all other variables held constant. This accounts for 2% of total revenue for both years ended December 31, 2023 and 2022. Our continued international expansion increases our exposure to exchange rate fluctuations and as a result such fluctuations could have a significant impact on our future results of operations.

Interest Rate Risk

At December 31, 2023, we had debt outstanding with a carrying value of $620.9 million. With consideration of the financial impact of our interest rate swaps, a hypothetical interest rate increase of 1% would have increased interest expense for the three months ended and year ended December 31, 2023 by $0.7 million and $2.8 million, respectively, based upon the outstanding debt balances and interest rates in effect during that period. Borrowings under our Senior Secured Credit Facilities bear interest at a variable market rate. In order to reduce the financial impact of increases in interest rates, the Company entered into two interest rate swaps for a total notional amount of $350 million on June 22, 2020. The effective date for the interest rate swaps is June 30, 2020 and the final maturity date is June 30, 2024. The financial impact of the interest rate swaps is to fix the variable interest rate element on $350 million of the long-term debt at a rate of 0.4008%.

In July 2017, the UK’s Financial Conduct Authority, which regulates LIBOR, announced that it intended to phase out USD LIBOR for new loans by the end of 2021 and would stop publishing USD LIBOR after June 30, 2023. The discontinuation, reform or replacement of LIBOR may result in fluctuating interest rates, or higher interest rates, which could have a material adverse effect on our interest expense. In March 2023, in connection with a Benchmark Discontinuation Event, the Company entered into Amendment No. 2 to the Original Credit Agreement (“Amendment No. 2”), which provided for the transition of the benchmark interest rate from LIBOR to the Term Secured Overnight Financing Rate (“SOFR”) pursuant to benchmark replacement provisions set forth in the Original Credit Agreement. Pursuant to the terms of Amendment No. 2, effective with the interest period beginning March 31, 2023, LIBOR was replaced with Term SOFR, a forward-looking term rate based on SOFR, plus a credit spread adjustment of 0.10% with respect to the Term Loans and 0.00% with respect to loans under the Revolving Credit Facility (Term SOFR plus such credit spread adjustment, “Adjusted Term SOFR”). All other terms of the Original Credit Agreement unrelated to the benchmark replacement and its incorporation were unchanged by Amendment No. 2. Effective March 31, 2023, all Term Loans outstanding are bearing interest based on Adjusted Term SOFR and there were no Revolving Credit Loans outstanding. In April 2023, we amended our interest rate swaps expiring in June 2024. Pursuant to this amendment, effective on March 31, 2023, the benchmark reference rate was transitioned from LIBOR to Term SOFR and the variable interest rate element on $350 million of the long-term debt was fixed at a rate of 0.3299%.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm PCAOB ID:42

To the Shareholders and Board of Directors of Bumble Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Bumble Inc. (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive operations, changes in equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 28, 2024 expressed an unqualified opinion thereon.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinion on the critical audit matter or on the account or disclosures to which it relates.

Measurement of the Tax Receivable Agreement Liability
Description of the Matter

As discussed in Note 5 of the consolidated financial statements, the Company has a Tax Receivable Agreement (“TRA”) with certain current and historical holders of Limited Partnership (“LP”) interests, which is a contractual commitment to pay 85% of any tax benefits, realized or deemed to be realized by the Company, to the parties to the TRA. The TRA payments are contingent upon, among other things, the generation of future taxable income by the Company over the term of the TRA. The TRA is also impacted by exchanges of LP interests for shares of Class A Company’s Common Stock. At December 31, 2023, the Company’s liability due to the holders of LP interests under the TRA was $430 million, based on management’s assessment of the probability of achieving sufficient future taxable income to realize the benefit.

Auditing management’s accounting for the TRA liability is especially complex and judgmental as the Company’s calculation of the TRA liability requires the Company to timely identify all historical basis differences and subsequent adjustments related to exchanges and related TRA payments. It also requires estimates of the Company’s future qualified taxable income over the term of the TRA as a basis to determine if the related tax benefits are expected to be realized. Significant changes in estimates could have a material effect on the Company’s results of operations.
How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of internal controls over management’s calculation of TRA liability. For example, we tested controls over management’s inputs and review of such inputs utilized in the TRA liability calculation, including exchanges, tax basis and estimated taxable income.

We tested the measurement of the Company’s TRA liability by performing audit procedures that included, among others, recalculating the Company’s share of the tax basis in the net assets of the LP and testing the calculation of the outside basis adjustments as a result of exchanges and TRA payments given that they impact the TRA liability. To test the Company’s estimate of sufficient future taxable income to realize the tax benefits, we evaluated the assumptions used by management to develop the projections of future taxable income. For example, we compared management’s projections of future taxable income with the actual results of prior periods, as well as management’s consideration of current industry and economic trends. We recalculated the TRA liability and compared the calculation of the TRA liability to the terms set out in the TRA.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2020.

Austin, Texas

February 28, 2024

Report of Independent Registered Public Accounting Firm PCAOB ID:42

To the Shareholders and Board of Directors of Bumble Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Bumble Inc.’s internal control over financial reporting as of December 31, 2023, based on criteria established in the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Bumble Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive operations, changes in equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and our report dated February 28, 2024, expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Austin, Texas

February 28, 2024

Bumble Inc.

Consolidated Balance Sheets

(in thousands, except share and per share information)

	December 31, 2023	December 31, 2022
ASSETS
Cash and cash equivalents	$355,642	$402,559
Accounts receivable, net	102,677	66,930
Other current assets	34,732	31,882
Total current assets	493,051	501,371
Right-of-use assets	15,425	17,419
Property and equipment, net	12,462	14,467
Goodwill	1,585,750	1,579,770
Intangible assets, net	1,484,290	1,524,428
Deferred tax assets, net	27,029	24,050
Other noncurrent assets	7,120	31,116
Total assets	$3,625,127	$3,692,621
LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable	$4,611	$3,367
Deferred revenue	48,749	46,108
Accrued expenses and other current liabilities	185,799	156,443
Current portion of long-term debt, net	5,750	5,750
Total current liabilities	244,909	211,668
Long-term debt, net	615,176	619,223
Deferred tax liabilities, net	5,673	8,077
Payable to related parties pursuant to a tax receivable agreement	407,389	385,486
Other long-term liabilities	14,707	14,588
Total liabilities	$1,287,854	$1,239,042
Commitments and contingencies (Note 19)
Shareholders’ equity:
Class A common stock (par value $0.01 per share, 6,000,000,000 shares authorized;138,520,102 shares issued and 130,687,629 shares outstanding as of December 31, 2023; 129,774,299 shares issued and outstanding as of December 31, 2022)	1,385	1,298
Class B common stock (par value $0.01 per share, 1,000,000 shares authorized; 20 shares issued and outstanding as of December 31, 2023 and December 31, 2022, respectively)	—	—
Preferred stock (par value $0.01; 600,000,000 shares authorized; no shares issued and outstanding as of December 31, 2023 and December 31, 2022, respectively)	—	—
Treasury stock (7,832,473 and no shares as of December 31, 2023 and December 31, 2022, respectively)	(73,764)	—
Additional paid-in capital	1,772,449	1,691,911
Accumulated deficit	(144,084)	(139,871)
Accumulated other comprehensive income	79,029	74,477
Total Bumble Inc. shareholders’ equity	1,635,015	1,627,815
Noncontrolling interests	702,258	825,764
Total shareholders’ equity	2,337,273	2,453,579
Total liabilities and shareholders’ equity	$3,625,127	$3,692,621

The accompanying notes are an integral part of these consolidated financial statements.

Bumble Inc.

Consolidated Statements of Operations

(in thousands, except per share data)

	Year Ended December 31, 2023	Year Ended December 31, 2022	Year Ended December 31, 2021
Revenue	$1,051,830	$903,503	$760,910
Operating costs and expenses:
Cost of revenue	307,835	249,490	205,573
Selling and marketing expense	270,380	249,269	211,711
General and administrative expense	221,649	308,855	257,489
Product development expense	130,565	109,020	113,764
Depreciation and amortization expense	68,028	89,713	107,056
Total operating costs and expenses	998,457	1,006,347	895,593
Operating earnings (loss)	53,373	(102,844)	(134,683)
Interest income (expense), net	(21,534)	(24,063)	(24,574)
Other income (expense), net	(26,537)	16,189	3,160
Income (loss) before income taxes	5,302	(110,718)	(156,097)
Income tax benefit (provision)	(7,170)	(3,406)	437,837
Net earnings (loss)	(1,868)	(114,124)	281,740
Net earnings (loss) attributable to noncontrolling interests	2,345	(34,378)	(28,075)
Net earnings (loss) attributable to Bumble Inc. shareholders	$(4,213)	$(79,746)	$309,815
Net earnings (loss) per share attributable to Bumble Inc. shareholders
Basic earnings (loss) per share	$(0.03)	$(0.62)	$1.50
Diluted earnings (loss) per share	$(0.03)	$(0.62)	$1.45

The accompanying notes are an integral part of these consolidated financial statements.

Bumble Inc.

Consolidated Statements of Comprehensive Operations

(in thousands)

	Year Ended December 31, 2023	Year Ended December 31, 2022	Year Ended December 31, 2021
Net earnings (loss)	$(1,868)	$(114,124)	$281,740
Other comprehensive income (loss), net of tax:
Change in foreign currency translation adjustment	6,230	(6,262)	(2,710)
Total other comprehensive income (loss), net of tax	6,230	(6,262)	(2,710)
Comprehensive income (loss)	4,362	(120,386)	279,030
Comprehensive income (loss) attributable to noncontrolling interests	4,023	(36,514)	(29,026)
Comprehensive income (loss) attributable to Bumble Inc. shareholders	$339	$(83,872)	$308,056

The accompanying notes are an integral part of these consolidated financial statements.

Bumble Inc.

Consolidated Statements of Changes in Equity

(in thousands, except share amounts)

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Treasury Stock		Accumulated	Accumulated Other Comprehensive	Total Bumble Inc. Shareholders'	Noncontrolling	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Income	Equity	Interests	Equity
Balance as of December 31, 2022	129,774,299	$1,298	20	$—	$1,691,911	—	$—	$(139,871)	$74,477	$1,627,815	$825,764	$2,453,579
Net earnings (loss)	—	—	—	—	—	—	—	(4,213)	—	(4,213)	2,345	(1,868)
Stock-based compensation expense	—	—	—	—	10,128	—	—	—	—	10,128	97,057	107,185
Impact of Tax Receivable Agreement due to exchanges of Common Units	—	—	—	—	(32,733)	—	—	—	—	(32,733)	(1,757)	(34,490)
Cancellation of restricted shares	(13,935)	—	—	—	(51)	—	—	—	—	(51)	51	—
Restricted stock units issued, net of shares withheld for taxes	1,251,201	13	—	—	(6,236)	—	—	—	—	(6,223)	(10,691)	(16,914)
Exchange of Common Units for Class A common stock	7,508,537	74	—	—	109,430	—	—	—	—	109,504	(109,504)	—
Distribution to noncontrolling interest holders	—	—	—	—	—	—	—	—	—	—	(19,310)	(19,310)
Share repurchases	—	—	—	—	—	7,832,473	(73,764)	—	—	(73,764)	291	(73,473)
Purchase of Common Units	—	—	—	—	—	—	—	—	—	—	(83,666)	(83,666)
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	—	—	4,552	4,552	1,678	6,230
Balance as of December 31, 2023	138,520,102	$1,385	20	$—	$1,772,449	7,832,473	$(73,764)	$(144,084)	$79,029	$1,635,015	$702,258	$2,337,273

Bumble Inc.

Consolidated Statements of Changes in Equity

(in thousands, except share amounts)

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Treasury Stock		Accumulated	Accumulated Other Comprehensive	Total Bumble Inc. Shareholders'	Noncontrolling	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Income	Equity	Interests	Equity
Balance as of December 31, 2021	129,212,949	$1,292	20	$—	$1,588,426	—	$—	$(60,125)	$78,603	$1,608,196	$861,573	$2,469,769
Net earnings (loss)	—	—	—	—	—	—	—	(79,746)	—	(79,746)	(34,378)	(114,124)
Stock-based compensation expense	—	—	—	—	113,994	—	—	—	—	113,994	—	113,994
Impact of Tax Receivable Agreement due to exchanges of Common Units	—	—	—	—	(200)	—	—	—	—	(200)	—	(200)
Cancellation of restricted shares	(33,272)	—	—	—	(292)	—	—	—	—	(292)	292	—
Restricted stock units issued, net of shares withheld for taxes	509,742	5	—	—	(10,932)	—	—	—	—	(10,927)	1,329	(9,598)
Exchange of Common Units for Class A common stock	84,880	1	—	—	915	—	—	—	—	916	(916)	—
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	—	—	(4,126)	(4,126)	(2,136)	(6,262)
Balance as of December 31, 2022	129,774,299	$1,298	20	$—	$1,691,911	—	$—	$(139,871)	$74,477	$1,627,815	$825,764	$2,453,579

Bumble Inc.

Consolidated Statements of Changes in Equity

(in thousands, except share amounts)

	Limited Partners'	Class A Common Stock		Class B Common Stock		Additional Paid-in	Treasury Stock		Accumulated	Accumulated Other Comprehensive	Noncontrolling	Total Shareholders’ / Owners'
	Equity	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Income	Interests	Equity
Balance as of January 1, 2021	$1,903,121	—	$—	100	$—	$—	—	$—	$695	$176,244	$806	$2,080,866
Acquisition of noncontrolling interests	806	—	—	—	—	—	—	—	—	—	(806)	—
Net earnings prior to Reorganization Transactions	370,635	—	—	—	—	—	—	—	—	—	—	370,635
Stock-based compensation expense	11,587	—	—	—	—	—	—	—	—	—	—	11,587
Effect of the Reorganization Transactions (as adjusted)	(2,286,149)	82,642,374	826	—	—	1,075,019	—	—	—	(95,882)	1,306,186	—
Retirement of Class B common stock	—	—	—	(80)	—	—	—	—	—	—	—	—
Issuance of Class A common stock sold in the initial public offering, net of offering costs	—	57,500,000	575	—	—	2,236,787	—	—	—	—	121,009	2,358,371
'Purchase of Class A Common Stock in the initial public offering	—	—	—	—	—	—	24,798,848	(1,018,365)	—	—	—	(1,018,365)
Purchase of Common Units from Pre-IPO Common Unitholders in the initial public offering	—	—	—	—	—	(609,489)	—	—	—	—	(363,800)	(973,289)
Vested Incentive Units	—	—	—	—	—	(6,385)	—	—	—	—	6,385	—
Issuance of Founder loan common units	—	—	—	—	—	(29,034)	—	—	—	—	29,034	—
Equity plan modification from liability to equity settled due to Reorganization	—	—	—	—	—	22,107	—	—	—	—	—	22,107
Impact of Tax Receivable Agreement due to exchanges of Common Units	—	—	—	—	—	(387,669)	—	—	—	—	—	(387,669)
Stock-based compensation expense	—	—	—	—	—	105,254	—	—	—	—	—	105,254
Retirement of treasury stock	—	(24,798,848)	(248)	—	—	(1,018,117)	(24,798,848)	1,018,365	—	—	—	—
Cancellation of restricted shares	—	(178,806)	(1)	—	—	(2,146)	—	—	—	—	2,147	—
Exercise of options	—	12,668	—	—	—	734	—	—	—	—	(189)	545
Restricted stock units issued, net of shares withheld for taxes	—	235,148	2	—	—	(5,227)	—	—	—	—	(3,443)	(8,668)
Exchange of Common Units for Class A common stock	—	13,800,413	138	—	—	206,592	—	—	—	—	(206,730)	—
Net loss subsequent to Reorganization Transactions	—	—	—	—	—	—	—	—	(60,820)	—	(28,075)	(88,895)
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	—	—	(1,759)	(951)	(2,710)
Balance as of December 31, 2021	$—	129,212,949	$1,292	20	$—	$1,588,426	—	$—	$(60,125)	$78,603	$861,573	$2,469,769

The accompanying notes are an integral part of these consolidated financial statements.

Bumble Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31, 2023	Year Ended December 31, 2022	Year Ended December 31, 2021
Cash flows from operating activities:
Net earnings (loss)	$(1,868)	$(114,124)	$281,740
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization expense	68,028	89,713	107,056
Impairment loss	—	145,388	26,431
Gain on settlement of lease liabilities	—	(2,140)	—
Loss on extinguishment of long term debt	—	—	3,398
Changes in fair value of interest rate swap	13,806	(17,086)	(6,593)
Changes in fair value of contingent earn-out liability	(29,569)	(47,134)	55,900
Tax receivable agreement liability remeasurement expense	10,341	5,332	1,112
Non-cash lease expense	3,518	4,539	5,438
Deferred income tax	(7,166)	(5,454)	(448,395)
Stock-based compensation expense	104,338	111,008	123,910
Net foreign exchange difference	923	(3,362)	11,642
Other, net	11,065	1,189	(326)
Changes in assets and liabilities:
Accounts receivable	(36,031)	(20,723)	(9,953)
Other current assets	(2,920)	22,964	24,328
Accounts payable	1,775	(13,997)	(3,531)
Deferred revenue	2,593	5,889	8,654
Legal liabilities	45,240	11,995	(46,377)
Lease liabilities	(3,930)	(5,984)	(5,464)
Accrued expenses and other current liabilities	1,485	(34,991)	(25,081)
Other, net	458	(81)	948
Net cash provided by (used in) operating activities	182,086	132,941	104,837
Cash flows from investing activities:
Capital expenditures	(14,935)	(16,333)	(13,653)
Acquisition of business, net of cash acquired	(9,820)	(69,720)	—
Other, net	—	—	1,169
Net cash provided by (used in) investing activities	(24,755)	(86,053)	(12,484)
Cash flows from financing activities:
Proceeds from issuance of Class A common stock sold in initial public offering, net of offering costs	—	—	2,358,371
Payments to purchase and retire common stock	—	—	(1,018,365)
Purchase of Common Units from Pre-IPO Common Unitholders in the initial public offering	—	—	(973,289)
Proceeds from exercise of options	—	—	545
Repayment of term loan	(5,750)	(5,750)	(206,438)
Distributions paid to noncontrolling interest holders	(19,310)	—	—
Share repurchases	(112,830)	—	—
Purchase of Common Units	(44,309)	—	—
Withholding tax paid on behalf of employees on stock-based awards	(16,692)	(9,204)	(9,338)
Net cash provided by (used in) financing activities	(198,891)	(14,954)	151,486
Effects of exchange rate changes on cash and cash equivalents	(6,280)	5,933	(2,950)
Net increase (decrease) in cash and cash equivalents and restricted cash	(47,840)	37,867	240,889
Cash and cash equivalents and restricted cash, beginning of the period	407,042	369,175	128,286
Cash and cash equivalents and restricted cash, end of the period	$359,202	$407,042	$369,175
Less restricted cash	(3,560)	(4,483)	—
Cash and cash equivalents, end of the period	$355,642	$402,559	$369,175

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

Bumble Inc. (the “Company” or “Bumble”) was incorporated as a Delaware corporation on October 5, 2020 for the purpose of facilitating an initial public offering (“IPO”) and other related transactions in order to operate the business of Buzz Holdings L.P. (“Bumble Holdings”) and its subsidiaries.

Prior to the IPO and the Reorganization Transactions, Bumble Holdings L.P. (“Bumble Holdings”), a Delaware limited partnership, was formed primarily as a vehicle to finance the acquisition (the “Sponsor Acquisition”) of a majority stake in Worldwide Vision Limited by a group of investment funds managed by Blackstone Inc. (“Blackstone” or our “Sponsor”). As Bumble Holdings did not have any previous operations, Worldwide Vision Limited, a Bermuda exempted limited company, is viewed as the predecessor to Bumble Holdings and its consolidated subsidiaries.

On February 16, 2021, the Company completed its IPO of 57.5 million shares of Class A common stock at an offering price of $43.00 per share and received net proceeds of $2,361.2 million after deducting underwriting discounts and commissions. The Company used the proceeds from the issuance of 48.5 million shares ($1,991.6 million) to redeem shares of Class A common stock and purchase limited partnership interests of Bumble Holdings (“Common Units”) from entities affiliated with our Sponsor, at a price per share / Common Unit equal to the IPO price, net of underwriting discounts and commissions.

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

Assuming the exchange of all outstanding Common Units for shares of Class A common stock on a one-for-one basis under the exchange agreement entered into by holders of Common Units, there would be 178,932,121 shares of Class A common stock outstanding (which does not reflect any shares of Class A common stock issuable in exchange for as-converted Incentive Units or upon settlement of certain other interests) as of December 31, 2023.

All references to the “Company”, “we”, “our” or “us” in this report are to Bumble Inc.

Secondary Offerings

On September 15, 2021, the Company completed a secondary offering of 20.70 million shares of Class A common stock on behalf of certain selling stockholders affiliated with Blackstone (the “Blackstone Selling Stockholders”) at a price of $54.00 per share. This transaction resulted in the issuance of 9.2 million shares of Class A common stock for the period ended September 30, 2021.

On March 8, 2023, the Company completed a secondary offering of 13.75 million shares of Class A common stock on behalf of the Blackstone Selling Stockholders and the Founder at a price of $22.80 per share. This transaction resulted in the issuance of 7.2 million shares of Class A common stock for the period ended March 31, 2023.

Bumble did not sell any shares of Class A common stock in the secondary offerings and did not receive any of the proceeds from the sales. Bumble paid the costs associated with the sales of shares by the Blackstone Selling Stockholders and the Founder, net of the underwriting discounts.

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

Statements of Changes in Equity Reclassification

In the second quarter of 2023, the Company adjusted balances within its Consolidated Statements of Changes in Equity to correct the allocation of stock-based compensation of $75.5 million from additional paid-in capital to noncontrolling interests. This amount relates to adjustments to additional paid-in capital and noncontrolling interests that had been incorrectly presented in the consolidated financial statements included within our previously filed Quarterly Reports on Form 10-Q for the quarters ended March 31, 2021 through March 31, 2023 and Annual Reports on Form 10-K for years ended December 31, 2022 and 2021. This classification adjustment is recorded in “Stock-based compensation expense” within our Consolidated Statements of Changes in Equity for the year ended December 31, 2023.

The Company concluded the misclassification to be immaterial to the consolidated financial statements and noted that it has no impact on previously reported consolidated statements of operations, comprehensive operations, and cash flows.

Statements of Operations Reclassification

Beginning on January 1, 2023, the Company reclassified certain employee and non-employee related expenses, including stock-based compensation, that support engineering, data design and product management, as well as maintenance and support costs for technology infrastructure, in the Consolidated Statements of Operations to align with operational functions. To conform to current year presentation, the Company has reclassified $10.4 million and $7.8 million, respectively, for the years ended December 31, 2022 and 2021 from “General and administrative expense” to “Product development expense”. In addition, the Company has reclassified $0.4 million for the year ended December 31, 2021 from “General and administrative expense” to “Cost of revenue”.

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

As of December 31, 2023 and December 31, 2022, the Company has classified the cash held in Russia as restricted cash due to the sanctions imposed by the Russia-Ukraine Conflict, which is included in “Other noncurrent assets” within the accompanying consolidated balance sheets.

Accounts Receivable

Accounts receivable are recorded net of an allowance for credit losses, potential chargebacks and refunds issued to users. The amount of this allowance is primarily based upon historical experience and future economic expectations. The Company maintains an allowance for expected credit losses to provide for the estimated amount of accounts receivable that will not be collected. The Company determines if an allowance is needed by considering a number of factors, including the Company’s previous loss history, the length of time accounts receivable are past due, the specific customer’s ability to pay the obligation to the Company, reasonable and supportable forecasts of future economic conditions, and the current economic condition of the general economy. As of December 31, 2023 and 2022, the Company had an allowance for credit losses of $0.6 million and $0.5 million, respectively.

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

The Company’s accounts receivable balances are predominantly with third-party aggregators and these are subject to normal credit risks which management believes to be not significant. As of December 31, 2023 and December 31, 2022, two third party aggregators accounted for approximately 94% and 90% of the Company’s gross accounts receivable, respectively.

Leases

Company as a lessee

Under Financial Accounting Standards Board (“FASB”) ASC Topic 842, Leases, (“ASC 842”), the Company determines whether an arrangement is or contains a lease at contract inception. Right-of-use assets and lease liabilities, which are disclosed on the consolidated balance sheets, are recognized at the commencement date of the lease based on the present value of the lease payments over the lease term using the Company’s incremental borrowing rate on the lease commencement date. If the lease contains an option to extend the lease term, the renewal option is considered in the lease term if it is reasonably certain that the Company will exercise the option. Operating lease expense is recognized on a straight-line basis over the term of the lease. Variable lease payments consist primarily of service charges, operating expenses, and taxes, which are expensed as incurred and not included in the recognition of ROU assets and related lease liabilities. Short-term leases, defined as leases with an initial term of twelve months or less, are not recorded on the consolidated balance sheets.

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

Capitalized software development costs are classified as intangibles, net on the consolidated balance sheets. The cost of internal-use software is amortized on a straight-line method over the estimated useful life of the applicable software which is typically three years. During the years ended December 31, 2023, 2022 and 2021, the Company recorded $4.7 million, $1.9 million and $0.4 million of internal-use software amortization, respectively.

The Company has software applications that are cloud-based hosting arrangements with service contracts. The Company accounts for costs incurred in connection with the implementation of these various software systems under ASU 2018-15, Intangibles—Goodwill and Other-Internal Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract. Costs that are incurred in the planning and post-implementation operation stages are expensed as incurred. Capitalized costs are amortized on a straight-line basis over the contract terms. The Company starts amortizing capitalized implementation costs when the systems are placed in production and ready for their intended use.

Impairment of Long-lived Assets

Long-lived assets, which primarily consist of property and equipment and right-of-use assets, are reviewed for impairment whenever events or circumstances indicate that the carrying value of an asset may not be recoverable. The carrying value of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. If the carrying value is deemed not to be recoverable, an impairment loss is recorded equal to the amount by which the carrying value of the long-lived asset exceeds its fair value. The remaining estimated useful lives of property and equipment and right-of-use assets are routinely reviewed and, if the estimate is revised, the remaining unamortized balance is amortized or depreciated over the revised estimated useful life. See Note 9, Restructuring, for additional information on impairment.

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

The Company has entered into contingent earn-out arrangements that were determined to be part of the purchase consideration in connection with business acquisitions. The Company classified the arrangements as a liability at the time of the relevant acquisition, as it will be settled in cash, and reflected the change in the liability at its current fair value for each subsequent reporting period thereafter until settled. The changes in the remeasured fair value of the relevant contingent earn-out liabilities during each reporting period is recognized in “General and administrative expense” in the accompanying consolidated statements of operations. See Note 6, Business Combination, for additional information.

Transaction costs associated with business combinations are expensed as incurred.

Goodwill

Goodwill is the excess of cost over the fair value of net assets acquired. Goodwill is not amortized but tested for impairment annually as of October 1 or more frequently if certain circumstances indicate a possible impairment may exist.

The Company tests goodwill for impairment at a reporting unit level. The Company performs a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. The qualitative assessment includes, but is not limited to, market and macroeconomic conditions, cost factors, cash flows, changes in key management personnel and our share price. The result of this assessment determines whether it is necessary to perform a quantitative goodwill impairment test. See Note 8, Goodwill and Intangible Assets, net, for additional information on goodwill impairment.

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

Intangible assets with definite lives are reviewed for impairment whenever events or circumstances indicate that the carrying value of an asset may not be recoverable. The carrying value of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. If the carrying value is deemed not to be recoverable, an impairment loss is recorded equal to the amount by which the carrying value of the long-lived asset exceeds its fair value. The remaining estimated useful lives of definite-lived intangible assets are routinely reviewed and, if the estimate is revised, the remaining unamortized balance is amortized over the revised estimated useful life. See Note 8, Goodwill and Intangible Assets, net, for additional information on impairment.

Intangible assets are stated at cost less accumulated amortization and accumulated impairment, if any. Amortization is calculated on a straight-line basis over the estimated useful lives of the definite-lived intangible assets, as follows:

Brand	8 - 15 years
Trademark	10 years
White label contracts	8 years
Developed technology	5 - 6 years
User base	2.5 - 4 years
Domain	3 years

Investments

The Company has certain investments in privately held companies and limited partnerships. These investments are carried at cost, less any impairments, and are adjusted for subsequent observable price changes obtained from orderly transactions for identical or similar investments issued by the same investee in accordance with the measurement alternative in ASC 321, Certain investment in Debt and Equity Securities. The investments are included in “Other noncurrent assets” in the accompanying consolidated balance sheets. Any gains or losses are recorded to “Other income (expense), net” on the accompanying consolidated statements of operations.

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

See Note 11, Fair Value Measurements, for additional information.

Derivatives

The Company uses interest rate derivative instruments to manage the risk related to fluctuating cash flows from interest rate changes on the debt. These instruments are not designated as hedges for accounting purposes and are recorded in “Other current assets,” “Other noncurrent assets,” “Accrued expense and other current liabilities” or “Other long-term liabilities,” with changes in fair value recognized in “Other income (expense), net.”

Share Repurchase Program

Shares repurchased pursuant to the Company's share repurchase program are held as treasury stock and reflected as a reduction of stockholders' equity within the accompanying consolidated balance sheets. Upon retirement, the share repurchases will reduce Class A common stock based on the par value of the shares and reduce its capital surplus for the excess of the repurchase price over the par value. In the event the Company still has an accumulated deficit balance, the excess over the par value will be applied to “Additional paid-in capital.” Once the Company has retained earnings, the excess will be charged entirely to retained earnings.

Direct costs and excise tax obligations will be included in the cost of the repurchased shares in the Company’s consolidated financial statements. Reduction to the excise tax obligation associated with subsequent issuance of shares will be reflected as an adjustment to the excise tax previously recorded.

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

During the years ended December 31, 2023, 2022 and 2021, there were no customers representing greater than 10% of total revenue.

For the periods presented, revenue across apps was as follows:

(in thousands)	Year Ended December 31, 2023	Year Ended December 31, 2022	Year Ended December 31, 2021
Bumble App	$844,774	$694,329	$528,585
Badoo App and Other	207,056	209,174	232,325
Total Revenue	$1,051,830	$903,503	$760,910

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

Deferred Revenue

Deferred revenue consists of advance payments that are received or are contractually due in advance of the Company’s performance. The Company’s deferred revenue is reported on a contract by contract basis at the end of each reporting period. The Company classifies deferred revenue as current when the term of the applicable subscription period or expected completion of the performance obligation is one year or less. The deferred revenue balance is $48.7 million and $46.1 million at December 31, 2023 and 2022, respectively, all of which is classified as a current liability. During the years ended December 31, 2023, 2022 and 2021, the Company recognized revenue of $46.1 million, $39.6 million, and $30.9 million, respectively, that was included in the deferred revenue balance at the beginning of each respective period.

Advertising Costs

Advertising costs are expensed in the period in which the services are first delivered to the Company. Where media space is purchased in advance, expense is deferred until the advertising service has been received by the Company. Advertising costs represent online marketing, including fees paid to search engines and social media sites, brand marketing such as out of home and television advertising, field marketing and partner-related payments to those who direct traffic to the Company’s platforms. Advertising expense was $221.0 million, $207.7 million and $175.0 million for the years ended December 31, 2023, 2022 and 2021, respectively.

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

The Company evaluates and accounts for uncertain tax positions using a two-step approach. Recognition (step one) occurs when the Company concludes that a tax position, based solely on its technical merits, is more-likely-than-not to be sustainable upon examination. Measurement (step two) determines the amount of benefit that is greater than 50% likely to be realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. Derecognition of a tax position that was previously recognized would occur when the Company subsequently determines that a tax position no longer meets the more likely-than-not threshold of being sustained. See Note 4, Income Taxes, for additional information.

Tax Receivable Agreement

In connection with the Reorganization Transactions and the IPO, the Company entered into a tax receivable agreement with certain pre-IPO owners whereby the Company agreed to pay to such pre-IPO owners 85% of the benefits, that the Company realizes, or is deemed to realize, as a result of the Company's allocable share of existing tax basis acquired in the IPO, increases in our share of existing tax basis and adjustments to the tax basis of the assets of Bumble Holdings as a result of sales or exchanges of Common Units (including Common Units issued upon conversion of vested Incentive Units), and our utilization of certain tax attributes of the Blocker Companies (including the Blocker Companies’ allocable share of existing tax basis) and certain other tax benefits related to entering into the tax receivable agreement.

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

The Company accounts for amounts payable under the tax receivable agreement in accordance with ASC 450, Contingencies. As such, subsequent changes in the fair value of the tax receivable agreement liability between reporting periods are recognized in the consolidated statements of operations.

See Note 5, Payable to Related Parties Pursuant to a Tax Receivable Agreement, for additional information on the tax receivable agreement.

Foreign Currencies

The Company’s consolidated financial statements are presented in U.S. dollars, which is the Company’s functional currency. The financial position and operating results of foreign entities whose primary economic environment is based on their local currency are consolidated using the local currency as the functional currency. These local currency assets and liabilities are translated into U.S. dollars at the rates of exchange as of the balance sheet date, and local currency revenue and expenses of these operations are translated at average rates of exchange during the period. Translation gains and losses are included in accumulated other comprehensive income as a component of shareholders’ equity. Transaction gains and losses resulting from assets and liabilities denominated in a currency other than the functional currency are included in “Other income (expense), net” in the accompanying consolidated statements of operations. For the years ended December 31, 2023, 2022 and 2021, the Company recorded a gain (loss) of $(2.2) million, $3.7 million and $(0.1) million, respectively.

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

See Note 9, Restructuring, for additional information on restructuring charges.

Earnings (Loss) per Share

Basic earnings (loss) per share is computed by dividing net earnings (loss) attributable to the Company by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share is computed by dividing net earnings (loss) attributable to the Company by the weighted-average shares outstanding during the period after adjusting for the impact of securities that would have a dilutive effect on earnings (loss) per share.

See Note 14, Earnings (Loss) per Share, for additional information on dilutive securities.

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

See Note 15, Stock-based Compensation, for a discussion of the Company’s stock-based compensation plans and awards.

Recently Adopted Accounting Pronouncement

In March 2020, FASB issued Accounting Standards Update (“ASU”) 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting and then subsequent amendments, which provide optional guidance and exceptions for applying GAAP to contract modifications and hedging relationships, subject to meeting certain criteria, that reference London Interbank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued. In December 2022, the FASB issued ASU 2022-06 Reference Rate Reform (Topic 848) - Deferral of the Sunset Date of Topic 848 (ASU 2022-06), which extends the optional transition relief to ease the potential burden in accounting for reference rate reform on financial reporting. The transition relief is provided through December 30, 2024 based on the expectation that the LIBOR ceased to be published as of June 30, 2023. The amendments are effective prospectively at any point through December 31, 2024.

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

Recently Issued Accounting Pronouncement Not Yet Adopted

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The ASU expands public entities’ segment disclosures by requiring disclosure of significant segment expenses that are regularly provided to the chief operating decision maker (CODM) and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items, and interim disclosures of a reportable segment’s profit or loss and assets. ASU 2023-07 is effective for the Company beginning in fiscal year 2024 and interim periods beginning in the first quarter of 2025. Early adoption is permitted. The Company is currently evaluating the impact of adopting this ASU on its consolidated financial statements and disclosures.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Taxes Disclosures. The ASU requires entities to provide disaggregated income tax disclosures on the rate reconciliation and income taxes paid on an annual basis. ASU 2023-09 is effective for the Company beginning in fiscal year 2025. Early adoption is permitted. The Company is currently evaluating the impact of adopting this ASU on its consolidated financial statements and disclosures.

The Company considers the applicability and impact of all recently issued accounting pronouncements. Recent accounting pronouncements not specifically identified in our disclosures are not applicable to the Company.

Note 3 - Leases

Company as a lessee

The Company has operating leases for office space, data centers and other facilities in several states and international locations. Lease terms are negotiated on an individual basis and contain a wide range of different terms and conditions. Generally, the leases have initial terms ranging from one to nine years. Renewal options that are reasonably certain to be exercised to extend the lease terms are recognized as part of the right of use assets and lease liabilities at the lease commencement date.

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

Components of lease cost included in general and administrative expenses on the consolidated statements of operations are as follows (in thousands):

	Year Ended December 31, 2023	Year Ended December 31, 2022	Year Ended December 31, 2021
Operating lease cost	$3,518	$4,539	$5,438
Expense relating to short-term leases	795	314	363
Variable lease costs	115	—	—
Total lease cost	$4,428	$4,853	$5,801

Supplemental cash flow information related to leases is as follows (in thousands):

	Year Ended December 31, 2023	Year Ended December 31, 2022	Year Ended December 31, 2021
Cash paid for amounts included in the measurement of lease liabilities	$3,930	$5,984	$5,464
Right-of-use assets obtained in exchange for lease liabilities	—	1,954	19,570

During the year ended December 31, 2023, the Company did not enter into any new lease agreement.

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

Supplemental balance sheet information related to leases is as follows (in thousands, except lease term and discount rate):

	December 31, 2023	December 31, 2022
Assets:
Right-of-use assets	$15,425	$17,419
Liabilities:
Accrued expenses and other current liabilities	$1,171	$3,135
Other long-term liabilities	13,273	13,750
Total operating lease liabilities	$14,444	$16,885
Weighted average remaining operating lease term (years)	5.1	6.0
Weighted average operating lease discount rate	4.4%	4.4%

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

Future maturities on lease liabilities as of December 31, 2023, are as follows (in thousands):

Years Ended December 31,	Future Minimum Payments
2024	$1,412
2025	4,093
2026	3,713
2027	3,510
2028	3,220
Thereafter	418
Total lease payments	16,366
Less: imputed interest	(1,922)
Total lease liabilities	$14,444

There were no leases with residual value guarantees or executed leases that had not yet commenced as of December 31, 2023 and 2022.

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

Sublease considerations

The Company is also a sublessor on one operating lease that expires in 2028. The Company recorded $0.6 million, $0.6 million and $0.6 million of sublease income in “Other income (expense), net” during the years ended December 31, 2023, 2022 and 2021, respectively.
Note 4 - Income Taxes

The Company is a corporation for U.S. federal and state income tax purposes. Each of the Company's accounting predecessor, Bumble Holdings, and Bumble Holdings’ accounting predecessor, Worldwide Vision Limited, is, and has been since the Sponsor Acquisition, treated as a flow-through entity for U.S. federal income tax purposes and as such, has generally not been subject to U.S. federal income tax at the entity level. Accordingly, the pre-IPO results of operations and other financial information set forth in this Annual Report do not include any material provisions for U.S. federal income tax. Following our IPO, the Company is subject to U.S. federal and state income tax as a corporation on its share of Bumble Holdings’ taxable income.

U.S. and foreign (loss) earnings before income taxes and noncontrolling interests are as follows (in thousands):

	Year Ended December 31, 2023	Year Ended December 31, 2022	Year Ended December 31, 2021
U.S.	$(51,629)	$(177,415)	$(180,256)
Foreign	56,931	66,697	24,159
Total	$5,302	$(110,718)	$(156,097)

The components of the income tax (benefit) provision are as follows (in thousands):

	Year Ended December 31, 2023	Year Ended December 31, 2022	Year Ended December 31, 2021
Current income tax (benefit) provision:
Federal	$426	$598	$—
State	285	542	(122)
Foreign	13,632	7,708	10,680
Current income tax provision	$14,343	$8,848	$10,558
Deferred income tax (benefit) provision:
Federal	$(344)	$(65)	$192
State	—	—	—
Foreign	(6,829)	(5,377)	(448,587)
Deferred income tax (benefit) provision	(7,173)	(5,442)	(448,395)
Income tax (benefit) provision	$7,170	$3,406	$(437,837)

The Company recorded income tax expense of $7.2 million for the year ended December 31, 2023 compared to income tax expense of $3.4 million recorded for the year ended December 31, 2022. Tax expense is higher in 2023 compared to 2022 primarily due to the impact of income tax rate changes on our deferred tax balances recorded in 2022. The income tax benefit of $437.8 million recorded in the year ended December 31, 2021 includes a $441.5 million deferred tax benefit related to the reversal of net deferred tax liabilities recorded at our Maltese and UK entities due to a restructuring of our international operations which occurred on January 1, 2021. In addition, the income tax expense for the years ended December 31, 2023 and December 31, 2022 and the income tax benefit for the year ended December 31, 2021 reflect the impact of our assessment that we will not be able to realize the benefit of certain deferred tax assets arising in the current year for which a valuation allowance has been recorded.

The tax effects of cumulative temporary differences that give rise to significant deferred tax assets and deferred tax liabilities are presented below (in thousands):

	December 31,	December 31,
	2023	2022
Deferred tax assets:
Investment in partnership	$114,550	$147,708
Depreciation and amortization	30	12
Net operating loss carryforward	78,073	50,577
Interest expense carryforward	10,434	6,838
Tax receivable agreement	45,281	31,705
Share-based compensation	25,559	22,491
Foreign tax credit carryforward	11,032	6,003
Other	4,001	3,665
Total deferred tax assets	288,960	268,999
Less: Valuation allowance	(256,928)	(242,152)
Deferred tax assets, net of valuation allowance	$32,032	$26,847
Deferred tax liabilities:
Depreciation and amortization	10,676	10,874
Total deferred tax liabilities	10,676	10,874
Deferred tax (liabilities) assets, net	$21,356	$15,973

As of December 31, 2023, the Company had deferred tax assets related to federal, state and foreign net operating loss carryforwards of $68.4 million, $7.3 million and $2.4 million, respectively. Both the federal and foreign net operating losses can be carried forward indefinitely.

We recognize deferred tax assets to the extent we believe these assets are more likely than not to be realized. In making such a determination, we consider all positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent results of operations. A valuation allowance is provided if it is determined that it is more likely than not that the deferred tax asset will not be realized. After consideration of all positive and negative evidence, we have recorded a valuation allowance with respect to our U.S. federal and state deferred tax assets relating to the investment in partnership, net operating loss carryforwards, interest expense carryforwards and the TRA Liability. For the rest of the deferred tax assets in our foreign jurisdictions, a valuation allowance was not deemed necessary based upon our determination that these deferred tax assets are more likely than not to be realized. At December 31, 2023, our valuation allowance increased by $14.8 million due to an increase in U.S. federal and state deferred tax assets generated during the year to a total of $256.9 million. At December 31, 2022, our valuation allowance increased by $4.4 million to a total of $242.2 million from the valuation allowance of $237.8 million that was recorded as of December 31, 2021. During the period ending December 31, 2021, our valuation allowance increased by $237.8 million as we did not have a valuation allowance recorded prior to 2021 due to U.S. federal and state tax attributes arising from our IPO.

A reconciliation of the statutory federal effective tax rate to the effective tax rate is as follows:

	Year Ended December 31, 2023	Year Ended December 31, 2022	Year Ended December 31, 2021
Income tax provision at the statutory rate	21%	21%	21%
Nondeductible expenses	42%	(1)%	(1)%
State taxes, net of federal benefit	16%	1%	1%
Non-controlling interest	6%	7%	(14)%
Effect of foreign taxes	123%	(2)%	(3)%
Share-based compensation	108%	(6)%	(2)%
Impact of IP realignment(1)	—	—	283%
Valuation allowance	(186)%	(22)%	(4)%
Other	5%	(1)%	(1)%
Income tax provision	135%	(3)%	280%

(1) The transfer of the intangible property to the US that occurred in 2021 resulted in deferred tax benefit of $441.5 million that is included as “Impact of IP realignment” in the rate reconciliation above.

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

A rollforward of unrecognized tax benefits, excluding accrued penalties and interest, for the year ended December 31, 2023 is as follows:

(in thousands)	Year Ended December 31, 2023	Year Ended December 31, 2022
Balance, beginning of the period	$14,601	$1,500
Additions based on tax positions related to the current year	—	13,101
Additions based on tax positions related to the prior year	291	—
Balance, end of the period	$14,892	$14,601

Of the total amount of unrecognized tax benefits as of December 31, 2023 and 2022, $2.4 million and $2.1 million, respectively, would favorably impact our effective tax rate if recognized. We believe that the amount of unrecognized tax benefits disclosed above is reasonably possible to change significantly over the next 12 months.

Interest and penalties related to income tax matters are recognized the amounts within the “Income tax benefit (provision)” on our consolidated statements of operations.

We currently file income tax returns in the U.S. and all foreign jurisdictions in which we have entities, which are periodically under audit by federal, state, and foreign tax authorities. These audits can involve complex matters that may require an extended period of time for resolution. We remain subject to U.S. federal and state income tax examinations for the tax years 2020 through 2023 and in the foreign jurisdictions in which we operate for varying periods from 2018 through 2023. We currently have income tax examinations open for the United Kingdom for 2019, 2020 and 2021.

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

We have determined that it is more likely than not that we will be unable to realize tax benefits related to certain basis adjustments and acquired net operating losses that were received in connection with the Reorganization Transactions and our IPO. As a result of this determination, we have not recorded the benefit of these deferred tax assets as of December 31, 2023. The realizability of the deferred tax assets is evaluated based on all positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent results of operations. We will assess the realizability of the deferred tax assets at each reporting period, and a change in our estimate of our liability associated with the tax receivable agreement may result as additional information becomes available, including results of operations in future periods. At the time of the Sponsor Acquisition, the assets and liabilities of Bumble Holdings were adjusted to fair value on the closing date of the business combination for both financial reporting and income tax purposes. As a result of the IPO transaction, we inherited certain tax benefits associated with this stepped-up basis (“Common Basis”) created when certain pre-IPO owners acquired their interests in Bumble Holdings in the Sponsor Acquisition. This Common Basis entitles us to the depreciation and amortization deductions previously allocable to the pre-IPO owners. Based on current projections, we anticipate having sufficient taxable income to be able to realize the benefit of this Common Basis and have recorded a tax receivable agreement liability to related parties of $430.2 million related to these benefits as of December 31, 2023, of which $22.8 million is included in “Accrued expense and other current liabilities.” To the extent that we determine that we are able to realize the tax benefits associated with the basis adjustments and net operating losses, we would record an additional liability of $290.8 million for a total liability of $721.0 million. If, in the future, we are not able to utilize the Common Basis, we would record a reduction in the tax receivable agreement liability to related parties that would result in a benefit recorded within our consolidated statements of operations. During the year ended December 31, 2023, our tax receivable agreement liability increased by a net $35.9 million due to the following: (1) a $31.4 million increase for the effects of the March 2023 secondary offering of 13.75 million shares of Class A common stock of the Blackstone Selling Stockholders and the Founder, (2) a $2.6 million increase for the effects of the December 2023 repurchase of 3.2 million Common Units in Bumble Holdings from Blackstone entities, (3) a $10.8 million increase related to the release of a valuation allowance on certain tax attributes and (4) an $8.9 million decrease due to the tax receivable agreement payments made during the year ended December 31, 2023.

Note 6 - Business Combination

Official Acquisition

On April 26, 2023, the Company entered into a definitive agreement to purchase all the outstanding shares of Newel Corporation (“Newel”) for a purchase price of approximately $10.0 million in cash. Newel (popularly known as Official) is an app that facilitates personal communication between partners. The Company acquired approximately $5.4 million in identifiable net assets and recognized goodwill of $4.6 million during the year ended December 31, 2023, based on a preliminary purchase price allocation. The goodwill is not expected to be tax deductible.

Fruitz Acquisition

On January 31, 2022, the Company entered into a definitive agreement to purchase all of the outstanding shares of Flashgap SAS (“Flashgap”), pursuant to a Share Purchase Agreement dated January 31, 2022 (“Purchase Agreement”), by and among Bumble, Flashgap, and the company’s selling shareholders, for a purchase price of approximately $75.4 million. Flashgap (popularly known as Fruitz), is a fast growing dating app with a Gen Z focus, which is a growing segment of online dating consumers. Fruitz complements our existing Bumble and Badoo apps and will allow the Company to expand our product offerings to a dynamic Gen Z market. The acquisition of Fruitz was accounted for using the acquisition method of accounting which required that the assets acquired and liabilities assumed be recognized at their estimated fair values as of the acquisition date (based on Level 3 measurements). As detailed below, the Company entered into a contingent earn-out arrangement that was determined to be part of the purchase consideration. See Note 11, Fair Value Measurements, for further discussion.

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

For the years ended December 31, 2023 and 2022, the Company recognized transaction costs related to acquisitions of $0.5 million and $1.1 million, respectively. These costs are recorded in “General and administrative expense” in the consolidated statements of operations.

Note 7 - Property and Equipment, net

A summary of the Company’s property and equipment, net is as follows (in thousands):

	December 31, 2023	December 31, 2022
Computer equipment	$22,819	$22,366
Leasehold improvements	4,765	6,135
Furniture and fixtures	709	875
Total property and equipment, gross	28,293	29,376
Accumulated depreciation	(15,831)	(14,909)
Total property and equipment, net	$12,462	$14,467

Depreciation expense related to property and equipment, net for the years ended December 31, 2023, 2022 and 2021 was $9.1 million, $8.6 million and $9.1 million, respectively.

Note 8 - Goodwill and Intangible Assets, net

Goodwill

The changes in the carrying amount of goodwill for the periods presented is as follows (in thousands):

Balance as of December 31, 2021	$1,540,112
Acquisition	41,531
Foreign currency translation adjustment	(1,873)
Balance as of December 31, 2022	1,579,770
Acquisition	4,636
Foreign currency translation adjustment	1,344
Balance as of December 31, 2023	$1,585,750

There were no impairment charges recorded for goodwill for the years ended December 31, 2023, 2022 and 2021, respectively.

Intangible Assets, net

A summary of the Company’s intangible assets, net is as follows (in thousands):

	December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment Losses	Net Carrying Amount	Weighted- Average Remaining Useful Life (Years)
Brands - indefinite-lived	$1,511,269	$—	$(141,000)	$1,370,269	Indefinite
Brands - definite-lived	43,309	(5,301)	—	38,008	12.3
Developed technology	249,470	(193,777)	—	55,693	1.1
User base	113,760	(113,154)	—	606	0.5
White label contracts	33,384	(6,953)	(26,431)	—	—
Other	28,549	(8,835)	—	19,714	3.9
Total intangible assets, net	$1,979,741	$(328,020)	$(167,431)	$1,484,290

	December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment Losses	Net Carrying Amount	Weighted- Average Remaining Useful Life (Years)
Brands - indefinite-lived	$1,511,269	$—	$(141,000)	$1,370,269	Indefinite
Brands - definite-lived	36,280	(2,217)	—	34,063	14.1
Developed technology	248,727	(143,704)	—	105,023	2.1
User base	113,487	(112,877)	—	610	—
White label contracts	33,384	(6,953)	(26,431)	—	—
Other	17,761	(3,298)	—	14,463	4.3
Total intangible assets, net	$1,960,908	$(269,049)	$(167,431)	$1,524,428

There were no impairment charges recorded in the year ended December 31, 2023. During the fourth quarter of 2022, the Company determined that the fair value of the Badoo brand was more likely than not less than its carrying value based on a review of qualitative factors and proceeded to compare the fair value with its carrying amount. We evaluated the fair value of the reporting unit by using the relief from royalty methodology based on management’s assumptions. As such, the Company recognized an impairment charge of $141.0 million in “General and administrative expense” in the accompanying consolidated statements of operations. The valuation of intangible assets incorporates significant unobservable inputs and requires significant judgment and estimates, including the amount and timing of future cash flows. See Note 11, Fair Value Measurements, for additional information.

During the fourth quarter of 2021, the Company identified an indicator of impairment specific to the white label contracts. As a result, the Company performed an impairment analysis which determined the asset was impaired. Accordingly, the Company recognized an impairment charge of $26.4 million in “General and administrative expense” in the accompanying consolidated statements of operations which resulted in a write down of the asset in its entirety. The valuation of intangible assets incorporates significant unobservable inputs and requires significant judgment and estimates, including the amount and timing of future cash flows. See Note 11, Fair Value Measurements, for additional information.

Amortization expense related to intangible assets, net for the years ended December 31, 2023, 2022 and 2021 was $59.0 million, $81.1 million and $97.9 million, respectively.

As of December 31, 2023, amortization of intangible assets with definite lives is estimated to be as follows (in thousands):

2024	$60,752
2025	14,326
2026	6,113
2027	4,246
2028	4,155
Total	$89,592

Note 9 - Restructuring

On March 8, 2022, the Company announced that it adopted a restructuring plan to discontinue its existing operations in Russia and remove its apps from the Apple App Store and Google Play Store in Russia and Belarus. In connection with the restructuring plan, approximately 120 employees were impacted. The Company has substantially completed its exit from Russian operations as of December 31, 2022. Restructuring charges primarily consisted of right-of-use asset impairment, lease termination gain, severance benefits, relocation and other related costs.

The following table presents the total restructuring charges by function (in thousands):

Year Ended December 31, 2022
Cost of revenue	$119
Selling and marketing	34
General and administrative	4,680
Product development	1,018
Total	$5,851

During the year ended December 31, 2022, the Company determined that the Moscow office was fully impaired and recorded an impairment charge of $4.4 million, which was included in “General and administrative expense” in the accompanying consolidated statements of operations.

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

The following table summarizes the restructuring related liabilities (in thousands):

	Employee Related Benefits	Other	Total
Balance as of December 31, 2021	$—	$—	$—
Restructuring charges	3,440	163	3,603
Cash payments	(2,941)	(163)	(3,104)
Balance as of December 31, 2022	$499	$—	$499
Reversal of restructuring charges	(499)	—	(499)
Balance as of December 31, 2023	$—	$—	$—

Note 10 - Other Financial Data

Consolidated Balance Sheets Information

Other current assets are comprised of the following balances (in thousands):

	December 31, 2023	December 31, 2022
Capitalized aggregator fees	$12,390	$10,917
Prepayments	9,831	9,201
Income tax receivable	32	4,491
Derivative asset	8,288	—
Other receivables	4,191	7,273
Total other current assets	$34,732	$31,882

Accrued expenses and other current liabilities are comprised of the following balances (in thousands):

	December 31, 2023	December 31, 2022
Legal liabilities	$65,761	$20,501
Payroll and related expenses	23,603	20,814
Marketing expenses	22,622	19,874
Other accrued expenses	14,487	14,536
Lease liabilities	1,171	3,135
Income tax payable	958	3,092
Contingent earn-out liability	22,758	52,327
Payable to related parties pursuant to a tax receivable agreement	22,807	8,826
Other payables	11,632	13,338
Total accrued expenses and other current liabilities	$185,799	$156,443

Other long-term liabilities are comprised of the following balances (in thousands):

	December 31, 2023	December 31, 2022
Lease liabilities	$13,273	$13,750
Other liabilities	1,434	838
Total other liabilities	$14,707	$14,588

Consolidated Statement of Cash Flows Information

Supplemental cash flow information is as follows (in thousands):

	Year Ended December 31, 2023	Year Ended December 31, 2022	Year Ended December 31, 2021
Taxes paid	$7,592	$46,850	$33,421
Interest paid	34,052	26,154	22,339

Note 11 - Fair Value Measurements

The following tables present the Company’s financial instruments that are measured at fair value on a recurring basis (in thousands):

	December 31, 2023
	Level 1	Level 2	Level 3	Total Fair Value Measurements
Assets:
Cash equivalent - money market funds	$237,087	$—	$—	$237,087
Derivative asset	—	8,288	—	8,288
Investments in equity securities	—	—	1,735	1,735
	$237,087	$8,288	$1,735	$247,110
Liabilities:
Contingent earn-out liability	—	—	22,758	22,758
	$—	$—	$22,758	$22,758

	December 31, 2022
	Level 1	Level 2	Level 3	Total Fair Value Measurements
Assets:
Cash equivalent - money market funds	$322,409	$—	$—	$322,409
Derivative asset	—	22,094	—	22,094
Investments in equity securities	—	—	2,577	2,577
	$322,409	$22,094	$2,577	$347,080
Liabilities:
Contingent earn-out liability	—	—	52,327	52,327
	$—	$—	$52,327	$52,327

There were no transfers between levels between December 31, 2022 and December 31, 2023.

The carrying value of accounts receivable, accounts payable, income tax payable, accrued expenses and other payables approximate their fair values due to the short-term maturities of these instruments.

The Company's derivative asset, which consists of interest rate swaps, is measured at fair value on a recurring basis using observable market data (Level 2) and totaled $8.3 million and $22.1 million as of December 31, 2023 and 2022, with the total fair value movement of $(13.8) million and $(17.1) million, respectively. The fair value of interest rate swaps is estimated using a combined income and market-based valuation methodology based on Level 2 inputs, including forward interest rate yield curves obtained from independent pricing services. Derivative assets are included in “Other current assets” for the year ended December 31, 2023 and “Other noncurrent assets” for the year ended December 31, 2022 in the accompanying consolidated balance sheets.

The Company’s contingent earn-out liability is measured at fair value on a recurring basis using significant unobservable inputs (Level 3) and totaled $22.8 million and $52.3 million as of December 31, 2023 and 2022, with the total fair value movement of $(29.6) million and $(47.1) million for the years ended December 31, 2023 and 2022, respectively. Contingent earn-out liability is included in “Accrued expenses and other current liabilities” in the accompanying consolidated balance sheets.

As of December 31, 2023, there is a contingent consideration arrangement, consisting of an earn-out payment to former shareholders of Worldwide Vision Limited of up to $150.0 million. The Company determined the fair value of the contingent earn-out liability by using a probability-weighted analysis to determine the amount of the liabilities, and, if the arrangement is long-term in nature, applying a discount rate that captures the risks associated with the duration of the obligation. The number of scenarios in the probability-weighted analyses vary; generally, more scenarios are prepared for longer duration and more complex arrangements. As of December 31, 2023 and 2022, the fair value of the contingent earn-out liability reflects a risk-free rate of 5.0% and 4.7%, respectively.

In addition, there is a contingent consideration arrangement, consisting of an earn-out payment of up to $10.0 million in connection with the acquisition of Fruitz in January 2022. The Company determined the fair value of the contingent earn-out liability using a probability-weighted analysis and applied a discount rate that captures the risks associated with the obligation that is long-term in nature. As of December 31, 2022, the fair value of the contingent earn-out liability reflects a risk-free rate of 4.7%. As of December 31, 2023, the contingent consideration arrangement expired and the balance of the contingent earn-out liability was nil.

The Company classified contingent earn-out arrangements as liabilities at the time of the acquisition, as they will be settled in cash, and remeasures the fair values of the contingent earn-out liabilities each reporting period thereafter until settled. The fair value of the contingent earn-out liabilities are sensitive to changes in the stock price, discount rates and the timing of the future payments, which are based upon estimates of future achievement of the performance metrics. Changes in fair values of contingent earn-out liabilities are recognized in “General and administrative expense” in the accompanying consolidated statements of operations. The change in fair value of the contingent earn-out liability for the years ended December 31, 2023, 2022 and 2021 was $(29.6) million, $(47.1) million and $55.9 million, respectively.

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

Note 12 - Debt

Total debt is comprised of the following (in thousands):

	December 31, 2023	December 31, 2022
Term Loan due January 29, 2027	$627,063	$632,813
Less: unamortized debt issuance costs	6,137	7,840
Less: current portion of debt, net	5,750	5,750
Total long-term debt, net	$615,176	$619,223

Credit Agreements

On January 29, 2020, the Company and the wholly-owned subsidiaries, Buzz Bidco LLC, Buzz Merger Sub Limited, and Buzz Finco LLC (the “Borrower”) entered into a credit agreement (the “Original Credit Agreement”). The Original Credit Agreement permitted the Company to borrow up to $625.0 million through a seven-year $575.0 million term loan (“Original Term Loan”), as well as a five-year senior secured revolving credit facility of $50.0 million (the “Revolving Credit Facility”) and $25.0 million available through letters of credit. In connection with the Original Credit Agreement, the Company incurred and paid debt issuance costs of $16.3 million during the year ended December 31, 2020.

On October 19, 2020, the Company entered into the Amendment No. 1 to the Credit Agreement, which provides for incremental borrowing of an aggregate principal amount of $275.0 million (the “Incremental Term Loan”, and collectively with the Original Term Loan, the “Term Loans”). The terms of the Amendment No. 1 to the Credit Agreement were unchanged from the Original Credit Agreement, and the sole purpose of the amendment was to increase the principal available to the Company. In connection with the Amendment No. 1 to the Credit Agreement, the Company incurred and paid debt issuance costs of $4.8 million during the year ended December 31, 2020, of which approximately $1.6 million was capitalized as debt issuance costs.

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

On March 20, 2023, in connection with a Benchmark Discontinuation Event, the Company entered into Amendment No. 2 to the Original Credit Agreement (“Amendment No. 2”), which provided for the transition of the benchmark interest rate from LIBOR to the Secured Overnight Financing Rate (“SOFR”) pursuant to benchmark replacement provisions set forth in the Original Credit Agreement. Pursuant to the terms of Amendment No. 2, effective with the interest period beginning March 31, 2023, LIBOR was replaced with Term SOFR, a forward-looking term rate based on SOFR, plus a credit spread adjustment of 0.10% with respect to the Term Loans and 0.00% with respect to loans under the Revolving Credit Facility (Term SOFR plus such credit spread adjustment, “Adjusted Term SOFR”). All other terms of the Original Credit Agreement unrelated to the benchmark replacement and its incorporation were unchanged by Amendment No. 2. Effective March 31, 2023 all Term Loans outstanding are bearing interest based on Adjusted Term SOFR and there were no Revolving Credit Loans outstanding.

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

The interest rates in effect for the Original Term Loan and the Incremental Term Loan as of December 31, 2023 were 8.21% and 8.71%, respectively. The Original Term Loan Facility amortizes in equal quarterly installments in aggregate annual amounts equal to 1.00% of the principal amount of the Original Term Loan Facility outstanding as of the date of the closing of the Original Term Loan Facility, with the balance being payable at maturity on January 29, 2027. The Incremental Term Loan Facility amortizes in equal quarterly installments in aggregate annual amounts equal to 1.00% of the principal amount of the Incremental Term Loan Facility outstanding as of the date of the closing of the Incremental Term Loan Facility, with the balance being payable at maturity on January 29, 2027. Following the $200.0 million aggregate principal payment of amount of outstanding indebtedness during the three months ended March 31, 2021 quarterly installment payments on the Incremental Term Loan Facility are no longer required for the remaining term of the facility. Principal amounts outstanding under the Revolving Credit Facility are due and payable in full at maturity on January 29, 2025. As of December 31, 2023, and at all times during the year ended December 31, 2023, the Company was in compliance with the financial debt covenants.

As the loans are issued with a floating rate of interest, the Company believes that the fair value of the obligations is approximated by the principal amount of the loans as of December 31, 2023. The carrying value of the Term Loans includes the outstanding principal amount, less unamortized debt issuance costs. Therefore, the Company assumes the carrying value of the debt, before any transaction costs, would closely approximate the fair value of the loan obligation with the assumptions above.

Future maturities of long-term debt as of December 31, 2023, were as follows (in thousands):

2024	$5,750
2025	5,750
2026	5,750
2027	609,813
2028 and thereafter	—
Total	$627,063

Note 13 - Shareholders' Equity

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

Secondary Offering

On September 15, 2021, the Company completed a secondary offering of 20.70 million shares of Class A common stock on behalf of certain selling stockholders affiliated with Blackstone (the “Blackstone Selling Stockholders”) at a price of $54.00 per share. This transaction resulted in the issuance of 9.2 million shares of Class A common stock for the period ended September 30, 2021.

On March 8, 2023, the Company completed a secondary offering of 13.75 million shares of Class A common stock on behalf of the Blackstone Selling Stockholders and the Founder at a price of $22.80 per share. This transaction resulted in the issuance of 7.2 million shares of Class A common stock for the period ended March 31, 2023.

Bumble did not sell any shares of Class A common stock in these offerings and did not receive any of the proceeds from the sales. Bumble paid the costs associated with the sales of shares by the Blackstone Selling Stockholders and the Founder, net of the underwriting discounts.

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

As of December 31, 2023 and 2022, there were 130,687,629 and 129,774,299 shares of Class A common stock outstanding.

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

As of December 31, 2023 and 2022, there were 20 shares of Class B common stock outstanding.

Preferred Stock

The Company is authorized to issue, without the approval of its stockholders, one or more series of preferred stock. The Board may determine, with respect to any series of preferred stock, the powers (including voting powers), preferences and relative, participating, optional or other special rights.

As of December 31, 2023 and 2022, no preferred stock has been issued.

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

In May 2023, the Board of Directors approved a share repurchase program of up to $150.0 million of our outstanding Class A common stock. On November 7, 2023, the Company announced an increase in the share repurchase program authorized amount from $150.0 million to $300.0 million. In December 2023, the Company and Bumble Holdings entered into an agreement with Blackstone in a private transaction under the Company’s existing share repurchase program, under which the Company agreed to repurchase 4.0 million shares of its Class A common stock beneficially owned by Blackstone and Bumble Holdings agreed to repurchase from Blackstone 3.2 million Common Units, which are exchangeable for shares of Class A Common Stock on a one-for-one basis, for an aggregate purchase price of $100 million. During the year ended December 31, 2023, share repurchases were 7.8 million shares of Class A common stock and 3.2 million Common Units for $157 million. As of December 31, 2023, a total of $143 million remains available for repurchase under the repurchase program.

Distributions

No dividends were paid in the years ended December 31, 2023, 2022 and 2021.

No dividends were outstanding at December 31, 2023 and 2022.

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

The following table sets forth a reconciliation of the numerators used to compute the Company's basic and diluted earnings (loss) per share (in thousands).

	Year Ended December 31, 2023	Year Ended December 31, 2022	Year Ended December 31, 2021
Numerator:
Net earnings (loss)	$(1,868)	$(114,124)	$281,740
Net loss attributable to noncontrolling interests	2,345	(34,378)	(28,075)
Net earnings (loss) attributable to Bumble Inc. shareholders	$(4,213)	$(79,746)	$309,815

The following table sets forth the computation of the Company's basic and diluted earnings (loss) per share (in thousands, except share amounts, and per share amounts).

	Year Ended December 31, 2023	Year Ended December 31, 2022	Year Ended December 31, 2021
Basic earnings (loss) per share attributable to common stockholders
Numerator
Allocation of net earnings (loss) attributable to Bumble Inc. shareholders	$(4,286)	$(79,691)	$182,085
Less: net earnings (loss) attributable to participating securities	—	—	446
Net earnings (loss) attributable to common stockholders	$(4,286)	$(79,691)	$181,639
Denominator
Weighted average number of shares of Class A common stock outstanding	134,936,824	129,421,157	121,425,908
Basic earnings (loss) per share attributable to common stockholders	$(0.03)	$(0.62)	$1.50

Diluted earnings (loss) per share attributable to common stockholders
Numerator
Allocation of net earnings (loss) attributable to Bumble Inc. shareholders	$(4,315)	$(79,691)	$177,720
Increase in net earnings (loss) attributable to common shareholders upon conversion of potentially dilutive Common Units	—	—	102,714
Less: net earnings (loss) attributable to participating securities	—	—	435
Net earnings (loss) attributable to common stockholders	$(4,315)	$(79,691)	$279,999
Denominator
Number of shares used in basic computation	134,936,824	129,421,157	121,425,908
Add: weighted-average effect of dilutive securities
RSUs	—	—	1,033,701
Options	—	—	5,569
Common Units to Convert to Class A Common Stock	—	—	70,210,298
Weighted average shares of Class A common stock outstanding used to calculate diluted earnings (loss) per share	134,936,824	129,421,157	192,675,476
Diluted earnings (loss) per share attributable to common stockholders	$(0.03)	$(0.62)	$1.45

The following table sets forth potentially dilutive securities that were excluded from the diluted earnings (loss) per share computation because the effect would be anti-dilutive, or issuance of such shares is contingent upon the satisfaction of certain conditions which were not satisfied by the end of the periods:

	Year Ended December 31, 2023	Year Ended December 31, 2022	Year Ended December 31, 2021
Time-vesting awards:
Options	3,528,145	2,946,118	2,038,016
Restricted shares	32,255	58,247	—
RSUs	6,557,643	4,845,852	626,537
Incentive units	462,301	3,857,248	325,920
Total time-vesting awards	10,580,344	11,707,465	2,990,473

Exit-vesting awards:
Options	79,908	164,362	222,424
Restricted shares	28,386	55,744	—
RSUs	333,296	761,473	1,217,951
Incentive units	843,551	3,724,214	4,324,868
Total exit-vesting awards	1,285,141	4,705,793	5,765,243
Total	11,865,485	16,413,258	8,755,716

Note 15 - Stock-based Compensation

Total stock-based compensation cost, net of forfeitures was as follows:

(in thousands)	Year Ended December 31, 2023	Year Ended December 31, 2022	Year Ended December 31, 2021
Cost of revenue	$4,054	$3,819	$3,749
Selling and marketing expense	9,803	8,064	12,925
General and administrative expense	52,008	63,575	60,535
Product development expense	38,473	35,550	46,701
Total stock-based compensation expense	$104,338	$111,008	$123,910

Pre-IPO Plans

Prior to the IPO, awards were granted to employees under the Employee Incentive Plan (“Non-U.S. Plan”) and the Equity Incentive Plan (“U.S. Plan”). The participants of the Non-U.S. Plan and U.S. Plan were selected employees of the Company and the subsidiaries. In addition, awards were granted to our founder, Whitney Wolfe Herd under a separate incentive plan (the “Founder Plan”).

Under the Founder Plan and U.S. Plan, awards were granted in the form of Class B Units in Bumble Holdings and Class B Units in Buzz Management Aggregator L.P., an interest holder in Bumble Holdings, respectively (collectively, the “Class B Units”). Under the Non-U.S. Plan, participants have received phantom awards of Class B Units in Buzz Management Aggregator L.P. (the “Phantom Class B Units”) that were settled in cash equal to the notional value of the Buzz Management Aggregator Class B Units at the settlement date.

The Class B Units under the Founder Plan and U.S. Plan and the Phantom Class B Units under the Non-U.S. Plan comprised:

•
Time-Vesting Class B Units and Time-Vesting Phantom Class B Units (60% of the Class B Units and Phantom Class B Units granted) that generally vested over a five-year service period and for which expense was recognized under a graded expense attribution model; and
•
Exit-Vesting Class B Units and Exit-Vesting Phantom Class B Units (40% of the Class B Units and Phantom Class B Units granted). Vesting for these awards was based on a liquidity event in which affiliates of Blackstone receive cash proceeds in respect of its Class A units in the Company prior to the termination of the participant. Further, the portion of the Exit-Vesting Class B Units and Exit-Vesting Phantom Class B Units that were to vest was based on certain Multiple on Invested Capital (“MOIC”) and Internal Rate of Return (“IRR”) hurdles associated with a liquidity event. The MOIC and IRR hurdles impact the fair value of the awards. As the vesting of these units was contingent upon a specified liquidity event, no expense was required to be recorded prior to the occurrence of a liquidity event.

2021 Omnibus Plan Adoption

In connection with the IPO, the Company adopted the 2021 Omnibus Plan, which became effective on the date immediately prior to the effective date of the IPO. The Company initially reserved 30,000,000 shares of Class A common stock for the issuance of awards under the 2021 Omnibus Plan. The number of shares available for issuance under the 2021 Omnibus Plan will be increased automatically on January 1 of each fiscal year, by a number of shares of our Class A common stock equal to the least of (i) 12,000,000 shares of Class A common stock; (ii) 5% of the total number of shares of Class A common stock outstanding on the last day of the immediately preceding fiscal year, and (iii) a lower number of shares as may be determined by the Board. For each of 2022 and 2023, the Board affirmed that the number of shares available for issuance under the 2021 Omnibus Plan did not increase pursuant to the automatic adjustment provision. In January 2024, the Board approved an increase of 6,534,381 shares available for issuance under the 2021 Omnibus Plan, which represents 5% of the total number of shares of Class A common stock outstanding on the last day of the immediately preceding fiscal year.

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
•
The Time-Vesting and Exit-Vesting Phantom Class B Units in Bumble Holdings were reclassified into vested RSUs (in the case of vested Class B Phantom Units) and unvested RSUs (in the case of unvested Class B Phantom Units) in the Company. The RSUs granted as a result of the reclassification of Phantom Class B Units retain the vesting attributes (including original service period vesting start date) of the Phantom Class B Units. As the Phantom Class B Units were legally settled in cash and the RSUs will be settled with equity, this represented a liability-to-equity modification. The Company reclassified any outstanding liabilities to equity and recognized expense in accordance with the appropriate pattern using the modification date fair value.

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

The fair value of Exit-Vesting awards granted or modified at the time of the IPO was determined using a Monte Carlo simulation approach in an option pricing framework, where the common stock price of the Company was evolved using a Geometric Brownian Motion over a period from the Valuation Date to the date of Management's expected exit date - a date at which MOIC and IRR realized by the Sponsor can be calculated (“Sponsor Exit”), with the following assumptions:

Volatility	55%
Expected Life	1.8 years
Risk-free rate	0.1%
Fair value per unit	$43.00
Dividend yield	0.0%
Discount for lack of marketability(1)	15%

(1) Discount for lack of marketability for Time-Vesting awards and Exit-Vesting awards is only applicable for Incentive Units granted in Bumble Holdings at the time of the IPO.

Post-IPO Modification of Exit Vesting Awards

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

The weighted-average assumptions the Company used in the Monte Carlo model for the modified Exit-Vesting awards in 2022 were as follows:

Dividend yield	—
Expected volatility	60%
Risk-free interest rate	2.1% to 3.1%
Expected time to liquidity event (years)	1.0

Compensation cost related to the Exit-Vesting awards for the years ended December 31, 2023, 2022 and 2021 was $13.2 million, $31.3 million and $26.3 million, respectively.

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

Independent Director Compensation Policy Adoption

Under the Company’s Non-Employee Director Compensation Policy, as amended, non-employee directors of the Company (other than directors employed by Blackstone), are eligible to be granted initial and annual RSUs.

Stock-Based Compensation Awards

Shares issued for the exercise of stock options or vesting of restricted shares, incentive units, or restricted stock units are issued from authorized but unissued Class A common stock or Common Units.

Incentive Units in Bumble Holdings

The Time-Vesting Incentive Units generally vest over a five-year service period and for which expense is recognized under a graded expense attribution model. As described above in the section headed “Post-IPO Modification of Exit Vesting Awards”, the Exit-Vesting Incentive Units vest in 36 equal monthly installments, beginning on August 29, 2022. If the performance conditions under which Blackstone and its affiliates receive cash proceeds in respect of certain MOIC and IRR hurdles are met prior to their respective time-vesting schedules, vesting of these Exit-Vesting awards will be accelerated.

The following table summarizes information around Incentive Units in Bumble Holdings. These include grants of Class B Units that were reclassified into Incentive Units as described above, as well as Incentive Units issued to new recipients:

	Time-Vesting Incentive Units		Exit-Vesting Incentive Units
	Number of Awards	Weighted- Average Participation Threshold	Number of Awards	Weighted- Average Participation Threshold
Unvested as of December 31, 2022	3,857,248	$14.33	3,724,214	$13.81
Granted	—	—	—	—
Vested	(1,265,529)	13.87	(1,410,047)	13.16
Forfeited	(577,677)	19.57	(496,872)	15.71
Unvested as of December 31, 2023	2,014,042	$13.11	1,817,295	$12.89

As of December 31, 2023, total unrecognized compensation cost related to the Time-Vesting Incentive Units is $2.4 million, which is expected to be recognized over a weighted-average period of 1.2 years. Total unrecognized compensation cost related to the Exit-Vesting Incentive Units is $5.2 million, which is expected to be recognized over a weighted average period of 1.5 years.

During the year ended December 31, 2021, the Company entered into an agreement with one of its employees, which resulted in the acceleration of stock-based compensation expense of $6.9 million which was recorded within “General and administrative expense” within the consolidated statements of operations during the second quarter of 2021. The fair value of the Time-Vesting Incentive Units and Exit-Vesting Incentive Units were calculated using the Black-Scholes option pricing model and a Monte Carlo simulation approach in an option pricing framework, respectively.

Restricted Shares of Class A Common Stock in Bumble Inc.

The Time-Vesting restricted shares of Class A common stock generally vest over a five-year service period and for which expense is recognized under a graded expense attribution model. As described above in the section headed “Post-IPO Modification of Exit Vesting Awards”, the Exit-Vesting restricted shares of Class A common stock vest in 36 equal monthly installments, beginning on August 29, 2022. If the performance conditions under which Blackstone and its affiliates receive cash proceeds in respect of certain MOIC and IRR hurdles are met prior to their respective time-vesting schedules, vesting of these Exit-Vesting awards will be accelerated.

The following table summarizes information around restricted shares in the Company:

	Time-Vesting Restricted Shares of Class A Common Stock		Exit-Vesting Restricted Shares of Class A Common Stock
	Number of Awards	Weighted- Average Grant Date Fair Value	Number of Awards	Weighted- Average Grant Date Fair Value
Unvested as of December 31, 2022	58,247	$7.02	55,744	$17.26
Granted	—	—	—	—
Vested	(19,330)	7.02	(20,085)	17.21
Forfeited	(6,662)	7.76	(7,273)	17.89
Unvested as of December 31, 2023	32,255	$6.87	28,386	$17.13

As of December 31, 2023, total unrecognized compensation cost related to the Time-Vesting restricted shares is $29.0 thousand, which is expected to be recognized over a weighted-average period of 1.1 years. Total unrecognized compensation cost related to the Exit-Vesting restricted shares is $0.1 million, which is expected to be recognized over a weighted average period of 1.6 years.

RSUs in Bumble Inc.

Time-Vesting RSUs that were granted as a result of the Reclassification generally vest in equal annual installments over a five-year period. Time-Vesting RSUs granted since the Company’s IPO generally vest over a four-year period, with 25% vesting on the first anniversary of the date of grant, or other vesting commencement date, and the remaining 75% of the award vests in equal installments on each monthly, quarterly or annual anniversary thereafter. In 2023, Time-Vesting RSUs granted to independent directors vest on the earlier of (i) immediately prior to the first annual meeting of the shareholders of the Company following the grant date, or (ii) the first anniversary of the current year annual meeting of the shareholders of the Company. Beginning in January 2024, annual Time-Vesting RSUs granted under the Non-Employee Director Compensation Policy vest on the earlier of (i) immediately prior to the first annual meeting of the shareholders of the Company following the grant date, or (ii) the first anniversary of grant date. Initial Time-Vesting RSUs granted to non-employee directors vest over a three-year period. The expense for Time-Vesting RSUs is recognized under a graded expense attribution model. As described above in the section headed “Post-IPO Modification of Exit Vesting Awards”, the Exit-Vesting RSUs vest in 36 equal monthly installments, beginning on August 29, 2022. If the performance conditions under which Blackstone and its affiliates receive cash proceeds in respect of certain MOIC and IRR hurdles are met prior to their respective time-vesting schedules, vesting of these Exit-Vesting awards will be accelerated.

The following table summarizes information around RSUs in the Company, which includes grants of Phantom Class B Units that were reclassified into RSUs in conjunction with the IPO, as well as RSUs issued to new recipients and non-employee directors:

	Time-Vesting RSUs		Exit-Vesting RSUs
	Number of Awards	Weighted- Average Grant-Date Fair Value	Number of Awards	Weighted- Average Grant-Date Fair Value
Unvested as of December 31, 2022	4,845,852	$32.50	761,473	$40.23
Granted	4,458,859	21.14	—	—
Vested	(1,862,228)	31.86	(222,584)	42.36
Forfeited	(884,840)	29.16	(205,593)	33.77
Unvested as of December 31, 2023	6,557,643	$25.41	333,296	$42.79

The total fair value of RSUs as of the respective vesting dates during the years ended December 31, 2023, 2022, and 2021 was $42.1 million, $23.5 million, and $20.0 million, respectively. As of December 31, 2023, total unrecognized compensation cost related to the Time-Vesting RSUs is $67.3 million, which is expected to be recognized over a weighted-average period of 2.7 years. Total unrecognized compensation cost related to the Exit-Vesting RSUs is $3.2 million, which is expected to be recognized over a weighted average period of 1.6 years.

Options

Time-Vesting stock options either vest over a four or a five-year period. The expense for Time-Vesting stock options is recognized under a graded expense attribution model. As described above in the section headed “Post-IPO Modification of Exit Vesting Awards”, the Exit-Vesting stock options vest in 36 equal monthly installments, beginning on August 29, 2022. If the performance conditions based on a liquidity event are met prior to their respective time-vesting schedules, vesting of these Exit-Vesting awards will be accelerated.

We estimate the fair value of stock options on the date of grant using a Black-Scholes option-pricing valuation model, which uses the expected option term, stock price volatility, and the risk-free interest rate. The expected option term assumption reflects the period for which we believe the option will remain outstanding. We elected to use the simplified method to determine the expected option term, which is the average of the option’s vesting and contractual term, as we do not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term due to the limited period of time our shares have been publicly traded. Our computation of expected volatility is based on the historical volatility of selected comparable publicly-traded companies over a period equal to the expected term of the option. The risk-free interest rate reflects the U.S. Treasury yield curve for a similar instrument with the same expected term in effect at the time of the grant. The following assumptions were utilized to calculate the fair value of Time-Vesting Options granted during the year ended December 31, 2023, 2022, and 2021:

	Year Ended December 31, 2023	Year Ended December 31, 2022	Year Ended December 31, 2021
Volatility	60%-80%	56%-70%	60%
Expected Life	7 years	7 years	7 years
Risk-free rate	3.7% - 4.4%	1.7% - 3.9%	1.5%
Fair value per unit	$10.00 - $15.30	$13.94 - $17.66	$30.59
Dividend yield	0.0%	0.0%	0.0%

The following table summarizes the Company’s option activity as it relates to Time-Vesting stock options as of December 31, 2023:

	Number of Options	Weighted- Average Exercise Price Per Share	Weighted- Average Grant Date Fair Value Per Share
Outstanding as of December 31, 2022	2,946,118	$35.64	$20.34
Granted	1,250,466	20.84	13.42
Exercised	—	—	—
Forfeited and expired	(668,439)	33.10	20.30
Outstanding as of December 31, 2023	3,528,145	$30.87	$17.75
Exercisable as of December 31, 2023	1,174,843	$36.03	$19.78

The following table summarizes the Company’s option activity as it relates to Exit-Vesting stock options as of December 31, 2023:

	Number of Options	Weighted- Average Exercise Price Per Share	Weighted- Average Grant Date Fair Value Per Share
Outstanding as of December 31, 2022	164,362	$43.00	$18.66
Granted	—	—	—
Exercised	—	—	—
Forfeited	(84,454)	43.00	15.30
Outstanding as of December 31, 2023	79,908	$43.00	$22.21
Exercisable as of December 31, 2023	37,731	$43.00	$22.21

As of December 31, 2023, total unrecognized compensation cost related to the Time-Vesting options is $12.9 million, which is expected to be recognized over a weighted-average period of 2.5 years. Total unrecognized compensation cost related to the Exit-Vesting options is $0.2 million, which is expected to be recognized over a weighted-average period of 1.6 years.

Options have a maximum contractual term of 10 years. The aggregate intrinsic value – assuming all options are expected to vest – and weighted average remaining contractual terms of Time-Vesting and Exit-Vesting options outstanding and options exercisable were as follows as of December 31, 2023:

Aggregate intrinsic value
Time-Vesting options outstanding	—
Time Vesting options exercisable	—
Exit-Vesting options outstanding	—
Exit-Vesting options exercisable	—
Weighted-average remaining contractual term (in years)
Time-Vesting options outstanding	8.0
Time Vesting options exercisable	7.1
Exit-Vesting options outstanding	7.1
Exit-Vesting options exercisable	7.1

The weighted-average exercise price exceeded the market price as of December 31, 2023, and as such, resulted in the aggregate intrinsic value to be negative for all of the Company’s stock options (referred to as “out-of-the money”).

Employee Stock Purchase Plan

In connection with the IPO, on February 10, 2021, Bumble Inc. adopted the 2021 Employee Stock Purchase Plan (the “ESPP”). The ESPP allows the Company to make one or more offerings to its employees to purchase shares under the ESPP. The first offering will begin and end on dates to be determined by the plan administrator. The ESPP allows participants to purchase Class A common stock through contributions of up to 15% of their total compensation. The purchase price of the Class A common stock will be 85% of the lesser of the fair market value of our Class A common stock as determined on the applicable grant date or the applicable purchase period end date (provided that, in no event may the purchase price be less than the par value per share of our Class A common stock). The Company has initially reserved 4,500,000 shares of Class A common stock for issuance under the ESPP. The number of shares available for issuance under the ESPP will be increased automatically on January 1 of each fiscal year beginning in 2022 by a number of shares of our Class A common stock equal to the lesser of (i) the positive difference between 1% of the shares outstanding on the final day of the immediately preceding fiscal year and the ESPP share reserve on the final day of the immediately preceding fiscal year; and (ii) a lower number of shares as may be determined by the Board. The Board elected not to approve an increase to the number of shares available for issuance under the ESPP for each of 2022, 2023 and 2024. As of December 31, 2023, the ESPP has not been activated and there were no offering periods during 2023.

Note 16 - Benefit Plans

Long-Term Incentive Plan

The Company established a long-term cash incentive plan (the “LTIP”) on June 1, 2018 with an estimated performance measurement period of three to four years. Performance was measured based on the Company’s performance against the following pre-established targets: (i) the target monthly average users; (ii) revenue, and (iii) profits. The Company recorded expense for the LTIP of nil, nil and $(0.1) million in the years ended December 31, 2023, 2022 and 2021, respectively. As of December 31, 2023 and December 31, 2022, the Company had no accrued balance for the LTIP.

Defined Contribution Plan

The Company participates in various benefit plans, principally defined contribution plans. The Company’s contributions for these plans for the year ended December 31, 2023, 2022 and 2021, are $6.2 million, $5.4 million and $3.8 million, respectively.

Note 17 - Related Party Transactions

In the ordinary course of operations, the Company enters into transactions with related parties, as discussed below. The following table summarizes balances with related parties (in thousands):

Related Party relationship	Type of Transaction	Financial Statement Line	Year Ended December 31, 2023	Year Ended December 31, 2022	Year Ended December 31, 2021
Other	Moderator costs	Cost of revenue	$5,489	$1,753	$—
Other	Advertising revenue	Revenue	788	501	—
Other	Marketing costs	Selling and marketing expense	5,573	3,292	3,661
Other	Tax receivable agreement liability remeasurement benefit	Other income (expense), net	10,341	5,332	1,112
Shareholder	Consulting expenses	General and administrative expense	425	—	—
Company owned by a Director	Loans repaid by Whitney Wolfe Herd	Limited Partners’ interest	—	—	95,465

Related Party relationship	Type of Transaction	Financial Statement Line	December 31, 2023	December 31, 2022
Other	Tax receivable agreement	Payable to related parties pursuant to a tax receivable agreement	$430,196	$394,312
Shareholder	Repurchase of Class A common stock and Common Units	Treasury stock and Noncontrolling interests	100,000	—

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

Share Repurchase

In December 2023, the Company and Bumble Holdings entered into an agreement with certain entities affiliated with Blackstone in a private transaction under the Company’s existing share repurchase program, under which the Company agreed to repurchase approximately 4.0 million shares of its Class A common stock beneficially owned by Blackstone and Bumble Holdings agreed to repurchase from Blackstone approximately 3.2 million Common Units, which are exchangeable for shares of Class A common stock on a one-for-one basis, for an aggregate purchase price of $100 million.

Payable to related parties pursuant to a tax receivable agreement

Concurrent with the completion of the IPO, the Company entered into a tax receivable agreement with pre-IPO owners including our Founder, our Sponsor, an affiliate of Accel Partners LP and management and other equity holders (see Note 5, Payable to Related Parties Pursuant to a Tax Receivable Agreement).

Other

The Company recognizes advertising revenues and incurs marketing expenses from Liftoff Mobile Inc. ("Liftoff"), a company in which Blackstone affiliated funds hold a controlling interest. The Company uses TaskUs Inc. ("TaskUs"), a company in which Blackstone affiliated funds holds more than 20% of ownership interest, for moderator services. In addition, the Company incurred consulting expenses from Blackstone.

Note 18 - Segment and Geographic Information

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

Revenue by major geographic region is based upon the location of the customers who receive the Company's services. The information below summarizes revenue by geographic area, based on customer location (in thousands):

	Year Ended December 31, 2023	Year Ended December 31, 2022	Year Ended December 31, 2021
North America(1)	$597,545	$546,485	$439,350
Rest of the world	454,285	357,018	321,560
Total	$1,051,830	$903,503	$760,910

(1) North America revenue includes revenue from the United States and Canada.

The United States is the only country with revenues of 10% or more of the Company’s total revenue.

The information below summarizes property and equipment, net by geographic area (in thousands):

	December 31,	December 31,
	2023	2022
United Kingdom	$4,522	$5,893
United States	2,836	4,462
Czech Republic	2,952	1,491
Rest of the world	2,152	2,621
Total	$12,462	$14,467

United Kingdom, United States and Czech Republic are the only countries with property and equipment of 10% or more of the Company’s total property and equipment, net.

Note 19 - Commitments and Contingencies

The Company has entered into indemnification agreements with the Company’s officers and directors for certain events or occurrences. The Company maintains a directors and officers insurance policy to provide coverage in the event of a claim against an officer or director.

Litigation

We are subject to various legal proceedings, claims, and governmental inspections, audits or investigations arising out of our business which cover matters such as general commercial, consumer protection, governmental regulations, product liability, privacy, safety, environmental, intellectual property, employment and other actions that are incidental to our business, including a number of trademark proceedings, both offensive and defensive, regarding the BUMBLE, BADOO and FRUITZ marks. These matters are subject to inherent uncertainties and it is possible that an unfavorable outcome of one or more of these legal proceedings or other contingencies could have a material impact on the business, financial condition, or results of operations of the Company.

Litigation Related to the Illinois Biometric Information Privacy Act (“BIPA”)

In late 2021 and early 2022, four putative class action lawsuits were filed against the Company alleging that certain features of the Badoo or Bumble apps violate the Illinois BIPA. Each of these lawsuits allege that the apps used facial geometry scans in violation of BIPA’s authorization, consent, and data retention policy provisions. Plaintiffs in these lawsuits seek statutory damages, compensatory damages, attorneys’ fees, injunctive relief, and (in one action) punitive damages. The parties in some of these lawsuits have filed motions with the court on procedural issues and some of the lawsuits have been narrowed. The parties have engaged in preliminary settlement discussions and an agreement in principle has been reached. An accrual has been made based on the probable and estimable loss. In February 2024, an additional class action lawsuit was filed in Illinois alleging that certain features of Bumble app violates BIPA. This case is early stage and the Company cannot predict at this point the length of time that this matter will be ongoing, the outcome or the liability, if any, which may arise therefrom.

In August 2023, the Company received over 17,000 pre-arbitration demands regarding Bumble’s alleged violation of BIPA. The Company is evaluating the demands and cannot predict at this point the length of time that these matters will be ongoing, their outcome or the liability, if any, which may arise therefrom.

Proceedings Related to the September 2021 Secondary Public Stock Offering (the “SPO”)

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

Six shareholder derivative complaints have been filed in the United States District Court for the Southern District of New York, United States District Court for the District of Delaware and Delaware Court of Chancery against the Company and certain directors and officers asserting claims under the U.S. federal securities laws that the Registration Statement and prospectus used for the SPO contained false and misleading statements or omissions by failing to disclose certain information concerning Bumble and Badoo app paying users and related trends and issues with the Badoo app payment platform, and that as a result of the foregoing, Bumble’s business metrics and financial prospects were not as strong as represented in the SPO Registration Statement and prospectus. The Glover-Mott shareholder derivative complaint was filed in April 2022 in federal court. The Michael Schirano shareholder derivative complaint was filed in May 2023 in federal court. The United States District Court for the District of Delaware ordered the two actions consolidated in August 2023 under the caption In Re Bumble Inc. Stockholder Derivative Litigation. An amended consolidated complaint was filed in August 2023 alleging violations of Section 14(a) of the Exchange Act, Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder, and Section 29(b) of the Exchange Act, as well as for breach of fiduciary duty, waste, and unjust enrichment against, among others, management, our Board of Directors and Blackstone. The complaint seeks unspecified damages; rescission of certain employment agreements between the individual defendants and the Company, disgorgement from defendants of any improperly or unjustly obtained profits or benefits; an award of costs and disbursements, including reasonable attorneys’ fees; punitive damages; pre- and post-judgment interest, and that the Company be directed to take action to reform its corporate governance and internal procedures.

Two federal court shareholder derivative complaints were voluntarily dismissed in July 2023.

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

In August 2023, Bumble received litigation demands from (i) counsel representing the purported Bumble shareholder who filed the voluntarily dismissed William B. Federman Irrevocable Trust derivative action in the U.S. District Court for the District of Delaware and (ii) counsel representing the purported Bumble shareholder who filed the voluntarily dismissed Dana Messana derivative action in the U.S. District Court for the District of Delaware. Both litigation demands are directed to the Bumble Board and contains factual allegations involving the September 2021 SPO that are generally consistent with those in the derivative litigation filed in state and federal court. The letters demand, among other things, that Bumble’s Board undertake an independent investigation into alleged legal violations, and that Bumble commence a civil action to pursue related claims against any individuals who allegedly harmed Bumble. In November 2023, Bumble formed a Special Litigation Committee (“SLC”) to investigate the claims at-issue in the In Re Bumble Inc. Stockholder Derivative Litigation pending in the United States District Court for the District of Delaware and Delaware Court of Chancery, as well as the William B. Federman Irrevocable Trust and Dana Messana litigation demands. In January 2024, the Delaware Court of Chancery entered an order staying the litigation for 180 days while the SLC investigation is ongoing, and the United States District Court for the District of Delaware so-ordered a stipulation similarly staying the litigation until July 15, 2024 while the SLC investigation is ongoing. Management is unable to determine a range of potential losses that is reasonably possible of occurring.

The Company has also received an inquiry from the SEC relating to the disclosures at issue in the SPO class action complaint. The Company cannot predict at this point the length of time that these matters will be ongoing, their outcome or the liability, if any, which may arise therefrom.

Proceedings Related to the California Unruh Civil Rights Act

Between June 2023 and August 2023, the Company received over 20,000 pre-arbitration demands or demands for arbitration regarding Bumble’s alleged violation of California’s Unruh Civil Rights Act as a result of its “women message first” feature. We agreed to enter into mediations and, as a result, the arbitrations were stayed pending resolution of the mediations. The mediations concluded successfully, and the Company has made, or is negotiating the terms pursuant to which it anticipates making, settlement offers to each of the individual claimants based on the outcomes of the mediations. Although the Company expects that most claimants will accept the settlement offers and that most demands will be withdrawn and dismissed, certain claimants who reject the settlement offers may continue to prosecute their demands. The Company cannot predict at this time the number of claimants who will continue to prosecute their demands and thus cannot predict at this time the outcome or liability that may result from any such continued arbitrations. For the year ended December 31, 2023, we recorded approximately $20.3 million in costs in connection with the aforementioned matters.

From time to time, the Company is subject to patent litigations asserted by non-practicing entities.

As of December 31, 2023 and December 31, 2022, the Company determined that provisions of $65.8 million and $20.5 million, respectively, reflect our best estimate of any probable future obligation for the Company’s litigations. The provision as of December 31, 2023, includes amounts accrued in connection with the litigation related to the BIPA and mass arbitrations described above, and the provision as of December 31, 2022, includes amounts accrued with respect to the Company’s class action lawsuit related to the SPO, representing management’s then-current estimated probable loss for this matter following a court-ordered mediation between the parties to the litigation. During the year ended December 31, 2023, the Company paid $19.1 million to settle litigation matters, which amount is accordingly no longer reflected in the provision as of December 31, 2023. Legal expenses are included in “General and administrative expense” in the accompanying consolidated statements of operations.

Purchase Commitments

In May 2023, the Company amended the agreement for third-party cloud services, which superseded and replaced the September 2022 agreement. Under the amended terms, the Company is committed to pay a minimum of $12.0 million over the period of 18 months. If at the end of the 18 months, or upon early termination, the Company has not reached the $12.0 million in spend, the Company will be required to pay for the difference between the sum of fees already incurred and the minimum commitment. As of December 31, 2023, our minimum commitment remaining is $8.4 million.

Note 20 - Subsequent Events

In January 2024, Bumble Inc. made a $2.7 million distribution to the non-controlling interest holders of Bumble Holdings.

In January 2024, the Company repurchased 1.4 million shares of Class A common stock pursuant to a trading plan under Rule 10b5-1 of the Exchange Act in the amount of $20.0 million. As of January 31, 2024, a total of $123 million remains available for repurchase under the repurchase program.

In January 2024, we replaced our current interest rate swaps and entered into new interest rate swaps for the same notional value of $350.0 million to extend the expiration from June 2024 to January 2027.

On February 27, 2024, we announced that the Company intends to reduce its global workforce by approximately 350 roles to better align our operating model with future strategic priorities and to drive stronger operating leverage. As a result, we expect to incur approximately $20 million to $25 million of non-recurring charges, consisting primarily of employee severance, benefits, and related charges for impacted employees.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Bumble’s management conducted an evaluation, under the supervision and with the participation of its Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and our disclosure controls and procedures (as defined by Rule 14a-15(e) and 15d-15(e) of the Exchange Act) at December 31, 2023. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time period specified in the rules and forms of the SEC, and that such information is accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Based upon the evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective at December 31, 2023.

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

Management, including our chief executive officer and chief financial officer, has assessed the effectiveness of our internal control over financial reporting as of December 31, 2023, based on the framework set forth in Internal Control-Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the results of our evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2023. The effectiveness of our internal control over financial reporting as of December 31, 2023 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their attestation report, included herein.

Changes in Internal Control over Financial Reporting

The Company monitors and evaluates on an ongoing basis its internal control over financial reporting in order to improve its overall effectiveness. In the course of these evaluations, the Company modifies and refines its internal processes as conditions warrant. There were no changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item will be included in our Proxy Statement for the 2024 Annual Meeting of Stockholders to be filed with the SEC, within 120 days of the fiscal year ended December 31, 2023, and is incorporated herein by reference.

Item 11. Executive Compensation

The information required by this item will be included in our Proxy Statement for the 2024 Annual Meeting of Stockholders to be filed with the SEC, within 120 days of the fiscal year ended December 31, 2023, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be included in our Proxy Statement for the 2024 Annual Meeting of Stockholders to be filed with the SEC, within 120 days of the fiscal year ended December 31, 2023, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be included in our Proxy Statement for the 2024 Annual Meeting of Stockholders to be filed with the SEC, within 120 days of the fiscal year ended December 31, 2023, and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required by this item will be included in our Proxy Statement for the 2024 Annual Meeting of Stockholders to be filed with the SEC, within 120 days of the fiscal year ended December 31, 2023, and is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules

The following documents are filed, furnished or incorporated by reference as part of this Annual Report on Form 10-K:

1.
Financial Statements — See Part II, Item 8. “Financial Statements and Supplementary Data” of this Annual Report.
2.
Financial Statement Schedules — All financial statement schedules have been omitted because they are not required or are not applicable, or the required information is shown in our consolidated financial statements or the notes thereto.
3.
Exhibits

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

10.8

Support and Services Agreement, dated as of January 29, 2020, by and among Buzz Holdings L.P., Buzz Merger Sub Ltd. and Blackstone Buzz Holdings L.P. (incorporated by reference to Exhibit 10.7 to the Registrant’s Registration Statement on Form S-1 filed on January 15, 2021)

10.9

Employment Agreement, dated January 29, 2020, by and between Buzz Holdings, L.P. and Whitney Wolfe Herd (incorporated by reference to Exhibit 10.9 to the Registrant’s Registration Statement on Form S-1 filed on January 15, 2021)†

10.10

Letter Agreement, dated as of December 29, 2023, by and between Bumble Inc. and Whitney Wolfe Herd (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 29, 2023)†

10.11

Employment Agreement, dated as of November 3, 2023, by and between Bumble Trading LLC and Lidiane Jones (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on November 6, 2023)†

10.12

Employment Agreement, entered into as of July 12, 2020, by and between Bumble Trading LLC and Tariq Shaukat (incorporated by reference to Exhibit 10.10 to the Registrant’s Registration Statement on Form S-1 filed on January 15, 2021)†

10.13

Transition Agreement, dated as of August 22, 2023, by and between the Company and Tariq M. Shaukat (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 23, 2023)†

10.14

Amended and Restated Employment Agreement, dated September 23, 2022, by and between Bumble Trading LLC and Anuradha Subramanian (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q filed on November 16, 2022)†

10.15

First Amendment to Amended and Restated Employment Agreement, dated February 22, 2023, by and between Bumble Trading LLC and Anuradha Subramanian (incorporated by reference to Exhibit 10.12 to the Registrant's Annual Report on Form 10-K filed on February 28, 2023)†

10.16

Amended and Restated Employment Agreement, dated September 22, 2022, by and between Bumble Trading LLC and Laura Franco (incorporated by reference to Exhibit 10.13 to the Registrant's Annual Report on Form 10-K filed on February 28, 2023)†

10.17

First Amendment to Amended and Restated Employment Agreement, dated February 22, 2023, by and between Bumble Trading LLC and Laura Franco (incorporated by reference to Exhibit 10.14 to the Registrant's Annual Report on Form 10-K filed on February 28, 2023)†

10.18	Bumble Inc. 2021 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed on February 16, 2021)†

10.19*	Form of Option Grant Notice under the Bumble Inc. 2021 Omnibus Incentive Plan (Section 16 Officer Form)†

10.20*	Form of Restricted Stock Unit Grant Notice under the Bumble Inc. 2021 Omnibus Incentive Plan (Section 16 Officer Form)†

10.21	Bumble Inc. 2021 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8-K filed on February 16, 2021)†

10.22

Subscription Agreement between Tariq Shaukat and Buzz Management Aggregator L.P. (incorporated by reference to Exhibit 10.30 to the Registrant’s Registration Statement on Form S-1 filed on January 15, 2021)†

10.23

Amended and Restated Incentive Unit Subscription Agreement, dated June 19, 2020, between Beehive Holdings II, LP and Buzz Holdings L.P. (incorporated by reference to Exhibit 10.24 to the Registrant’s Registration Statement on Form S-1 filed on January 15, 2021)†

10.24

Incentive Unit Award Agreement, dated August 8, 2020, between Tariq Shaukat, Buzz Holdings L.P. and Buzz Management Aggregator L.P. (incorporated by reference to Exhibit 10.25 to the Registrant’s Registration Statement on Form S-1 filed on January 15, 2021)†

10.25

Incentive Unit Award Agreement, dated September 21, 2020, between Anu Subramanian, Buzz Holdings L.P. and Buzz Management Aggregator L.P. (incorporated by reference to Exhibit 10.26 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 filed on January 28, 2021)†

10.26

Incentive Unit Award Agreement, dated November 2, 2020, between Laura Franco, Buzz Holdings L.P. and Buzz Management Aggregator L.P. (incorporated by reference to Exhibit 10.24 to the Registrant's Annual Report on Form 10-K filed on February 28, 2023)†

10.27	Form of Incentive Unit Award Agreement (Director Form) (incorporated by reference to Exhibit 10.27 to the Registrant’s Registration Statement on Form S-1 filed on January 15, 2021)†

10.28	Form of Unit Adjustment Letter (incorporated by reference to Exhibit 10.32 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 filed on January 28, 2021)†

10.29	Form of Unit Adjustment Letter (Whitney Wolfe Herd) (incorporated by reference to Exhibit 10.33 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 filed on January 28, 2021)†

10.30

Form of Vesting Adjustment Letter relating to Performance-Based Incentive Unit Awards (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q filed on November 16, 2022)†

10.31	Form of Letter to Incentive Unit Holders regarding Omnibus Plan Awards Agreement (incorporated by reference to Exhibit 10.29 to the Registrant's Annual Report on Form 10-K filed on February 28, 2023)†

10.32*	Summary of Non-Employee Director Compensation Policy†

10.33

Form of Annual Restricted Stock Unit Grant Award to Directors, under 2021 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q filed on November 8, 2023)†

10.34

Form of Initial Award of Restricted Stock Unit Grant to New Directors, under 2021 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q filed on November 8, 2023)†

10.35

Credit Agreement, dated as of January 29, 2020, by and among Buzz Bidco L.L.C., Worldwide Vision Limited (f/k/a Buzz Merger Sub Ltd.), Buzz Finco L.L.C., the guarantors party thereto from time to time, Citibank, N.A., as administrative agent, collateral agent and swingline lender, and the lenders and L/C issuers party thereto from time to time (incorporated by reference to Exhibit 10.17 to the Registrant’s Registration Statement on Form S-1 filed on January 15, 2021)

10.36

Amendment No. 1 to the Credit Agreement, dated as of October 19, 2020, by and among Buzz Bidco L.L.C., Buzz Finco L.L.C., the guarantors party thereto, Citibank, N.A., as administrative agent, collateral agent and swingline lender and the lenders party thereto (incorporated by reference to Exhibit 10.18 to the Registrant’s Registration Statement on Form S-1 filed on January 15, 2021)

10.37

Amendment No. 2 to the Credit Agreement, dated as of March 20, 2023, by and among Buzz Bidco L.L.C., Buzz Finco L.L.C., the guarantors party thereto, Citibank, N.A., as administrative agent, collateral agent and swingline lender and the lenders party thereto (incorporated by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q filed on May 5, 2023)

10.38

Security Agreement, dated as of January 29, 2020, by and among the grantors identified therein and Citibank, N.A., as collateral agent (incorporated by reference to Exhibit 10.19 to the Registrant’s Registration Statement on Form S-1 filed on January 15, 2021)

10.39

Founder Agreement, dated as of November 8, 2019, by and between Buzz Holdings L.P. and Whitney Wolfe Herd (incorporated by reference to Exhibit 10.20 to the Registrant’s Registration Statement on Form S-1 filed on January 15, 2021)

10.40

First Amendment to Founder Agreement, dated as of May 1, 2020, by and between Buzz Holdings L.P. and Whitney Wolfe Herd (incorporated by reference to Exhibit 10.21 to the Registrant’s Registration Statement on Form S-1 filed on January 15, 2021)

10.41

Trademark Assignment and License, dated as of January 29, 2020, by and between Whitney Wolfe Herd and Bumble Holding Limited (incorporated by reference to Exhibit 10.22 to the Registrant’s Registration Statement on Form S-1 filed on January 15, 2021)

10.42

Restrictive Covenant Agreement, dated as of November 8, 2019, between Buzz Holdings L.P. and Whitney Wolfe Herd (incorporated by reference to Exhibit 10.23 to the Registrant’s Registration Statement on Form S-1 filed on January 15, 2021)

21.1*	Subsidiaries of the Registrant

23.1*	Consent of Independent Registered Public Accounting Firm

24.1	Power of Attorney (included in signature pages of this Report)

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97.1*	Incentive Compensation Clawback Policy

99.1*	Section 13(r) Disclosure

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

Date: February 28, 2024	BUMBLE INC.
	By:	/s/ Anuradha B. Subramanian
	Name:	Anuradha B. Subramanian
	Title:	Chief Financial Officer

POWER OF ATTORNEY

Each person whose signature appears below hereby constitutes and appoints Lidiane S. Jones and Anuradha B. Subramanian, and each of them, any of whom may act without joinder of the other, the individual’s true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for the person and in his or her name, place and stead, in any and all capacities, to sign this Annual Report on Form 10-K and any or all amendments thereto, and all other documents in connection therewith to be filed with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact as agents or any of them, or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report and Power of Attorney have been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Lidiane S. Jones Lidiane S. Jones	Chief Executive Officer and Director (principal executive officer)	February 28, 2024

/s/ Anuradha B. Subramanian	Chief Financial Officer (principal financial officer and	February 28, 2024
Anuradha B. Subramanian	principal accounting officer)

/s/ Whitney Wolfe Herd	Executive Chair of the Board of Directors	February 28, 2024
Whitney Wolfe Herd

/s/ Ann Mather Ann Mather	Lead Director of the Board of Directors	February 28, 2024

/s/ R. Lynn Atchison R. Lynn Atchison	Director	February 28, 2024

/s/ Matthew S. Bromberg Matthew S. Bromberg	Director	February 28, 2024

/s/ Amy M. Griffin Amy M. Griffin	Director	February 28, 2024

/s/ Sissie L. Hsiao	Director	February 28, 2024
Sissie L. Hsiao

/s/ Jonathan C. Korngold Jonathan C. Korngold	Director	February 28, 2024

/s/ Jennifer B. Morgan Jennifer B. Morgan	Director	February 28, 2024

/s/ Elisa A. Steele Elisa A. Steele	Director	February 28, 2024

/s/ Pamela A. Thomas-Graham Pamela A. Thomas-Graham	Director	February 28, 2024