Form 10-Q
period 2024-03-31
Bumble Inc.
filed 2024-05-09
CIK 1830043

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of April 30, 2024, Bumble Inc. had 126,198,601 shares of Class A common stock, par value $0.01 per share, outstanding and 20 shares of Class B common stock, par value $0.01 per share, outstanding.

SPECIAL NOTE REGARDING Forward-Looking Statements

This Quarterly Report on Form 10-Q, or this Quarterly Report, contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements reflect the current views of management of Bumble Inc. with respect to, among other things, its operations, its financial performance, its industry, and its business. Forward-looking statements include all statements that are not historical facts. In some cases, you can identify these forward-looking statements by the use of words such as “outlook,” “believe(s),” “expect(s),” “potential,” “continue(s),” “may,” “will,” “should,” “could,” “would,” “seek(s),” “predict(s),” “intend(s),” “trends,” “plan(s),” “estimate(s),” “anticipates,” “projection,” “will likely result” and or the negative version of these words or other comparable words of a future or forward-looking nature. Such forward-looking statements are subject to various risks and uncertainties. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements. These factors include, but are not limited to, the following:

•
the risk that the costs and charges related to our recently announced global workforce reduction and restructuring of our operations and its expected impact may be greater than anticipated or incurred in different periods than anticipated
•
the risk that our restructuring efforts may not generate their intended benefits to the extent or as quickly as anticipated
•
our ability to retain existing users or attract new users and to convert users to paying users
•
competition and changes in the competitive landscape of our market
•
our ability to distribute our dating products through third parties, such as Apple App Store or Google Play Store, and offset related fees
•
our ability to maintain the value and reputation of our brands
•
risks relating to changes to our existing brands and products, or the introduction or acquisition of new brands or products
•
risks relating to certain of our international operations, including geopolitical conditions and successful expansion into new markets
•
the impact of data security breaches or cyber attacks on our systems and the costs of remediation related to any such incidents
•
challenges with properly managing the use of artificial intelligence
•
our ability to obtain, maintain, protect and enforce intellectual property rights and successfully defend against claims of infringement, misappropriation or other violations of third-party intellectual property
•
our ability to comply with complex and evolving U.S. and international laws and regulations relating to our business, including data privacy laws
•
our substantial indebtedness
•
control of us by Blackstone and our Founder (each, as defined below)
•
the outsized voting rights of Blackstone and our Founder
•
our ability to attract hire and retain a highly qualified and diverse workforce, or maintain our corporate culture
•
changes in business or macroeconomic conditions, including the impact of widespread health emergencies or pandemics and measures taken in response, lower consumer confidence in our business or in the online dating industry generally, recessionary conditions, increased unemployment rates, stagnant or declining wages, changes in inflation or interest rates, geopolitical events, political unrest (which may be heightened in a U.S. presidential election year), armed conflicts, including conflicts in Eastern Europe and the Middle East, extreme weather events or natural disasters
•
foreign currency exchange rate fluctuations

For more information regarding these and other risks and uncertainties that we face, see Part I, “Item 1A—Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2023 (“2023 Form 10-K”). These factors should not be construed as exhaustive and we caution you that the important factors referenced above may not contain all of the factors that are important to you. Bumble Inc. undertakes no obligation to publicly update or review any forward-looking statements, whether as a result of new information, future developments or otherwise, except as required by law.

Website and Social Media Disclosure

We use our websites (www.bumble.com and ir.bumble.com) and at times our corporate X account (formerly known as Twitter) (@bumble) and LinkedIn (www.linkedin.com/company/bumble) to distribute company information. The information we post through these channels may be deemed material. Accordingly, investors should monitor these channels, in addition to following our press releases, Securities and Exchange Commission (the "SEC") filings and public conference calls and webcasts. In addition, you may automatically receive e-mail alerts and other information about Bumble when you enroll your e-mail address by visiting the “E-mail Alerts” section of our website at ir.bumble.com. The contents of our website and social media channels are not, however, a part of this Quarterly Report on Form 10-Q.

Certain Definitions

As used in this Quarterly Report, unless otherwise noted or the context requires otherwise, the following terms have the following meanings. Our key metrics (Bumble App Paying Users, Badoo App and Other Paying Users, Total Paying Users, Bumble App Average Revenue per Paying User, Badoo App and Other Average Revenue per Paying User, and Total Average Revenue per Paying User) were calculated excluding paying users and revenue generated from Official, advertising and partnerships or affiliates and, for periods prior to the fourth quarter of 2023, excluding paying users and revenue generated from Fruitz. Beginning in the fourth quarter of 2023, paying users and revenue generated from Fruitz are included in our key operating metrics.

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
•
“Founder” refers to Whitney Wolfe Herd, the founder of Bumble app, our former Chief Executive Officer and current Executive Chair of the Board of Directors, together with entities beneficially owned by her.
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
•
“Offering Transactions” refers to the offering of Class A common stock in the IPO and certain related transactions.
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
•
“Reorganization Transactions” refer to certain transactions that occurred prior to the completion of the IPO which were accounted for as a reorganization of entities under common control, as further described in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations―Factors Affecting the Comparability of Our Results of Operations―Reorganization Transactions”.
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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

Bumble Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share information)

(Unaudited)

	March 31, 2024	December 31, 2023
ASSETS
Cash and cash equivalents	$262,699	$355,642
Accounts receivable (net of allowance of $658 and $648, respectively)	100,685	102,677
Other current assets	30,708	34,732
Total current assets	394,092	493,051
Right-of-use assets	13,989	15,425
Property and equipment (net of accumulated depreciation of $17,385 and $15,831, respectively)	11,675	12,462
Goodwill	1,584,842	1,585,750
Intangible assets, net	1,469,690	1,484,290
Deferred tax assets, net	26,009	27,029
Other noncurrent assets	16,652	7,120
Total assets	$3,516,949	$3,625,127
LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$8,108	$4,611
Deferred revenue	46,776	48,749
Accrued expenses and other current liabilities	140,539	185,799
Current portion of long-term debt, net	5,750	5,750
Total current liabilities	201,173	244,909
Long-term debt, net	614,181	615,176
Deferred tax liabilities, net	5,041	5,673
Payable to related parties pursuant to a tax receivable agreement	419,323	407,389
Other long-term liabilities	14,034	14,707
Total liabilities	1,253,752	1,287,854
Commitments and contingencies (Note 14)
Shareholders’ equity:
Class A common stock (par value $0.01 per share, 6,000,000,000 shares authorized; 139,237,906 shares issued and 126,114,247 shares outstanding as of March 31, 2024; 138,520,102 shares issued and 130,687,629 shares outstanding as of December 31, 2023)	1,392	1,385
Class B common stock (par value $0.01 per share, 1,000,000 shares authorized; 20 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively)	—	—
Preferred stock (par value $0.01; authorized 600,000,000 shares; no shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively)	—	—
Additional paid-in capital	1,764,917	1,772,449
Treasury stock (13,123,659 and 7,832,473 shares as of March 31, 2024 and December 31, 2023, respectively)	(119,364)	(73,764)
Accumulated deficit	(119,467)	(144,084)
Accumulated other comprehensive income	76,867	79,029
Total Bumble Inc. shareholders’ equity	1,604,345	1,635,015
Noncontrolling interests	658,852	702,258
Total shareholders’ equity	2,263,197	2,337,273
Total liabilities and shareholders’ equity	$3,516,949	$3,625,127

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Bumble Inc.

Condensed Consolidated Statements of Operations

(In thousands, except per share information)

(Unaudited)

	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023
Revenue	$267,775	$242,948
Operating costs and expenses:
Cost of revenue	81,289	70,580
Selling and marketing expense	63,617	63,590
General and administrative expense	20,856	49,831
Product development expense	36,017	33,152
Depreciation and amortization expense	17,206	16,731
Total operating costs and expenses	218,985	233,884
Operating earnings (loss)	48,790	9,064
Interest income (expense), net	(8,918)	(5,219)
Other income (expense), net	1,475	(3,561)
Income (loss) before income taxes	41,347	284
Income tax benefit (provision)	(7,474)	(2,613)
Net earnings (loss)	33,873	(2,329)
Net earnings (loss) attributable to noncontrolling interests	9,256	(718)
Net earnings (loss) attributable to Bumble Inc. shareholders	$24,617	$(1,611)
Net earnings (loss) per share attributable to Bumble Inc. shareholders
Basic earnings (loss) per share	$0.19	$(0.01)
Diluted earnings (loss) per share	$0.19	$(0.01)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Bumble Inc.

Condensed Consolidated Statements of Comprehensive Operations

(In thousands)

(Unaudited)

	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023
Net earnings (loss)	$33,873	$(2,329)
Other comprehensive income (loss), net of tax:
Change in foreign currency translation adjustment	(2,961)	2,820
Total other comprehensive income (loss), net of tax	(2,961)	2,820
Comprehensive income (loss)	30,912	491
Comprehensive income (loss) attributable to noncontrolling interests	8,457	68
Comprehensive income (loss) attributable to Bumble Inc. shareholders	$22,455	$423

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Bumble Inc.

Condensed Consolidated Statements of Changes in Equity

Three months ended March 31, 2024

(In thousands, except per share amounts)

(Unaudited)

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Treasury Stock		Accumulated	Accumulated Other Comprehensive	Total Bumble Inc. Shareholders'	Noncontrolling	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Income (Loss)	Equity	Interests	Equity
Balance as of December 31, 2023	138,520,102	$1,385	20	$—	$1,772,449	7,832,473	$(73,764)	$(144,084)	$79,029	$1,635,015	$702,258	$2,337,273
Net earnings (loss)	—	—	—	—	—	—	—	24,617	—	24,617	9,256	33,873
Stock-based compensation expense	—	—	—	—	215	—	—	—	—	215	79	294
Impact of Tax Receivable Agreement	—	—	—	—	(12,001)	—	—	—	—	(12,001)	—	(12,001)
Cancellation of restricted shares	(19,954)	—	—	—	(93)	—	—	—	—	(93)	93	—
Restricted stock units issued, net of shares withheld for taxes	731,308	7	—	—	4,235	—	—	—	—	4,242	(9,939)	(5,697)
Exchange of Common Units for Class A common stock	6,450	—	—	—	112	—	—	—	—	112	(112)	—
Share repurchases	—	—	—	—	—	5,291,186	(45,600)	—	—	(45,600)	8,044	(37,556)
Purchase of Common Units	—	—	—	—	—	—	—	—	—	—	(47,307)	(47,307)
Distribution to noncontrolling interest holders	—	—	—	—	—	—	—	—	—	—	(2,721)	(2,721)
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	—	—	(2,162)	(2,162)	(799)	(2,961)
Balance as of March 31, 2024	$139,237,906	$1,392	$20	$—	$1,764,917	$13,123,659	$(119,364)	$(119,467)	$76,867	$1,604,345	$658,852	$2,263,197

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Bumble Inc.

Condensed Consolidated Statements of Changes in Equity

Three months ended March 31, 2023

(In thousands, except per share amounts)

(Unaudited)

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Bumble Inc. Shareholders'	Noncontrolling	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Equity	Interests	Equity
Balance as of December 31, 2022	129,774,299	$1,298	20	$—	$1,691,911	$(139,871)	$74,477	$1,627,815	$825,764	$2,453,579
Net earnings (loss)	—	—	—	—	—	(1,611)	—	(1,611)	(718)	(2,329)
Stock-based compensation expense	—	—	—	—	29,257	—	—	29,257	—	29,257
Impact of Tax Receivable Agreement due to exchanges of Common Units	—	—	—	—	(31,389)	—	—	(31,389)	—	(31,389)
Cancellation of restricted shares	(1,829)	—	—	—	(27)	—	—	(27)	27	—
Restricted stock units issued, net of shares withheld for taxes	573,480	6	—	—	(7,128)	—	—	(7,122)	(2,711)	(9,833)
Exchange of Common Units for Class A common stock	7,225,238	72	—	—	105,178	—	—	105,250	(105,250)	—
Distribution to non-controlling interest holders	—	—	—	—	—	—	—	—	(5,409)	(5,409)
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	2,034	2,034	786	2,820
Balance as of March 31, 2023	137,571,188	$1,376	20	$—	$1,787,802	$(141,482)	$76,511	$1,724,207	$712,489	$2,436,696

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Bumble Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023
Cash flows from operating activities:
Net earnings (loss)	$33,873	$(2,329)
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization expense	17,206	16,731
Changes in fair value of interest rate swaps	(1,578)	4,233
Changes in fair value of contingent earn-out liability	(15,689)	(646)
Non-cash lease expense	894	862
Tax receivable agreement liability remeasurement expense	230	—
Deferred income tax	164	(2,721)
Stock-based compensation expense	26	28,584
Net foreign exchange difference	145	(1,990)
Other, net	(3,237)	11,855
Changes in assets and liabilities:
Accounts receivable	3,566	(26,034)
Other current assets	(4,267)	(7,060)
Accounts payable	3,386	6,037
Deferred revenue	(1,973)	1,021
Legal liabilities	(17,315)	—
Lease liabilities	(386)	(959)
Accrued expenses and other current liabilities	(12,880)	(14,164)
Other, net	255	(31)
Net cash provided by (used in) operating activities	2,420	13,389
Cash flows from investing activities:
Capital expenditures	(2,801)	(6,811)
Net cash provided by (used in) investing activities	(2,801)	(6,811)
Cash flows from financing activities:
Repayment of term loan	(1,438)	(1,438)
Distributions paid to noncontrolling interest holders	(2,721)	(5,409)
Share repurchases	(62,108)	—
Purchase of Common Units	(22,155)	—
Withholding tax paid on behalf of employees on stock-based awards	(5,944)	(9,321)
Net cash provided by (used in) financing activities	(94,366)	(16,168)
Effects of exchange rate changes on cash and cash equivalents	1,598	(4,261)
Net increase (decrease) in cash and cash equivalents and restricted cash	(93,149)	(13,851)
Cash and cash equivalents and restricted cash, beginning of the period	359,202	407,042
Cash and cash equivalents and restricted cash, end of the period	266,053	393,191
Less restricted cash	(3,354)	(4,236)
Cash and cash equivalents, end of the period	$262,699	$388,955

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

On February 16, 2021, the Company completed its IPO and used the proceeds from the issuance to redeem shares of Class A common stock and purchase limited partnership interests of Bumble Holdings (“Common Units”) from entities affiliated with our Sponsor.

In connection with the IPO, the organizational structure was converted to an umbrella partnership-C-Corporation with Bumble Inc. becoming the general partner of Bumble Holdings. The Reorganization Transactions were accounted for as a transaction between entities under common control. As a result, the financial statements for periods subsequent to the Sponsor Acquisition and prior to the IPO and the Reorganization Transactions have been adjusted to combine the previously separate entities for presentation purposes. As the general partner, Bumble Inc. operates and controls all of the business and affairs, and through Bumble Holdings and its subsidiaries, conducts the business. Bumble Inc. consolidates Bumble Holdings in its consolidated financial statements and reports a noncontrolling interest related to the Common Units held by the pre-IPO owners that hold Common Units following the Reclassification and the incentive units held by the Continuing Incentive Unitholders in the consolidated financial statements.

Assuming the exchange of all outstanding Common Units for shares of Class A common stock on a one-for-one basis under the exchange agreement entered into by holders of Common Units, there would be 172,355,802 shares of Class A common stock outstanding (which does not reflect any shares of Class A common stock issuable in exchange for as-converted Incentive Units or upon settlement of certain other interests) as of March 31, 2024.

All references to the “Company”, “we”, “our” or “us” in this report are to Bumble Inc.

Secondary Offering

On March 8, 2023, the Company completed a secondary offering of 13.75 million shares of Class A common stock on behalf of certain selling stockholders affiliated with Blackstone (the “Blackstone Selling Stockholders”) and the Founder at a price of $22.80 per share. This transaction resulted in the issuance of 7.2 million shares of Class A common stock for the period ended March 31, 2023, which were issued in exchange for Common Units held by the selling stockholders.

Bumble did not sell any shares of Class A common stock in the secondary offering and did not receive any of the proceeds from the sales. Bumble paid the costs associated with the sale of shares by the Blackstone Selling Stockholders and the Founder, net of the underwriting discounts.

Basis of Presentation and Consolidation

The unaudited condensed consolidated financial statements that accompany these notes include the financial statements of the Company, all entities that are wholly-owned by the Company and all entities in which the Company has a controlling financial interest. All intercompany transactions and balances have been eliminated. The unaudited condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”), consistent in all material respects with those applied in the Company's 2023 Form 10-K. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated statements and notes thereto included in the 2023 Form 10-K.

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

Note 2 - Summary of Selected Significant Accounting Policies

Included below are selected significant accounting policies including those that were added or modified during the three months ended March 31, 2024 as a result of new transactions entered into or the adoption of new accounting policies. Refer to Note 2, Summary of Selected Significant Accounting Policies, within the annual consolidated financial statements in our 2023 Form 10-K for the full list of our significant accounting policies.

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

Share Repurchase Program

Shares repurchased pursuant to the Company's share repurchase program are held as treasury stock and reflected as a reduction of stockholders' equity within the accompanying condensed consolidated balance sheets. Upon retirement, the share repurchases will reduce Class A common stock based on the par value of the shares and reduce its capital surplus for the excess of the repurchase price over the par value. In the event the Company still has an accumulated deficit balance, the excess over the par value will be applied to “Additional paid-in capital”. Once the Company has retained earnings, the excess will be charged entirely to retained earnings.

Direct costs and excise tax obligations will be included in the cost of the repurchased shares in the Company’s condensed consolidated financial statements. Reduction to the excise tax obligation associated with subsequent issuance of shares will be reflected as an adjustment to the excise tax previously recorded.

In May 2023, the Board of Directors approved a share repurchase program of up to $150.0 million of our outstanding Class A common stock. On November 7, 2023, the Company announced an increase in the share repurchase program authorized amount from $150.0 million to $300.0 million. In March 2024, the Company and Bumble Holdings entered into an agreement with Blackstone in a private transaction under the Company’s existing share repurchase program, under which the Company agreed to repurchase 2.5 million shares of its Class A common stock beneficially owned by Blackstone and Bumble Holdings agreed to repurchase from Blackstone 2.0 million Common Units, which are exchangeable for shares of Class A Common Stock on a one-for-one basis, for an aggregate purchase price of $50.0 million. During the three months ended March 31, 2024, share repurchases were 5.3 million shares of Class A common stock and 2.0 million Common Units for $84.4 million, excluding excise tax obligations. As of March 31, 2024, a total of $58.7 million remains available for repurchase under the repurchase program. On May 8, 2024, the Company announced an increase in the share repurchase program authorized amount from $300.0 million to $450.0 million, which increased the amount available for repurchases under the program to $208.7 million.

Revenue Recognition

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

During the three months ended March 31, 2024 and 2023, there were no customers representing greater than 10% of total revenue.

For the periods presented, revenue across apps was as follows (in thousands):

	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023
Bumble App	$215,757	$194,277
Badoo App and Other	52,018	48,671
Total Revenue	$267,775	$242,948

Deferred Revenue

Deferred revenue consists of advance payments that are received or are contractually due in advance of the Company's performance. The Company’s deferred revenue is reported on a contract by contract basis at the end of each reporting period. The Company classifies deferred revenue as current when the term of the applicable subscription period or expected completion of the performance obligation is one year or less. The deferred revenue balance is $46.8 million and $48.7 million as of March 31, 2024 and December 31, 2023, respectively, all of which is classified as a current liability. During the three months ended March 31, 2024 and 2023, the Company recognized revenue of $37.6 million and $34.5 million, respectively, that was included in the deferred revenue balance at the beginning of each respective period.

Restructuring Charges

Restructuring charges consist primarily of severance, relocation, asset impairment and other related costs. The Company evaluates the nature of these costs to determine if they relate to ongoing benefit arrangements which are accounted for under ASC 712, Compensation - Nonretirement Postemployment Benefits, or one-time benefit arrangements which are accounted for under ASC 420, Exit or Disposal Cost Obligations. The Company records a liability for ongoing employee termination benefits when it is probable that an employee is entitled to them and the amount of the benefits can be reasonably estimated. One-time employee termination costs are recognized when management has communicated the termination plan to employees, unless future service is required, in which case the costs are recognized ratably over the future service period. All other related costs are recognized when incurred. Restructuring charges are recognized as an operating expense within the consolidated statements of operations and are classified based on each employee’s respective function.

See Note 6, Restructuring Charges, for additional information on restructuring charges.

Recently Issued Accounting Pronouncements Not Yet Adopted

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The ASU expands public entities’ segment disclosures by requiring disclosure of significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items, and interim disclosures of a reportable segment’s profit or loss and assets. ASU 2023-07 is effective for the Company beginning in fiscal year 2024 and interim periods beginning in the first quarter of 2025. Early adoption is permitted. The Company is currently evaluating the impact of adopting this ASU on its consolidated financial statements and disclosures.

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

In December 2023, the FASB issued ASU 2024-01, Compensation - Stock Compensation (Topic 718): Scope Application of Profits Interest and Similar Awards. The ASU clarifies how an entity determines whether a profits interest or similar award is within the scope of Topic 718 or is not a share-based payment arrangement and therefore within the scope of other guidance. Entities can apply the amendments either retrospectively to all prior periods presented in the financial statements or prospectively to profits interest and similar awards granted or modified on or after the date of adoption. If prospective application is elected, an entity must disclose the nature of and reason for the change in accounting principle. ASU 2024-01 is effective for the Company beginning in the first quarter of 2025. The Company is currently evaluating the impact of adopting this ASU on its consolidated financial statements and disclosures.

The Company considers the applicability and impact of all recently issued accounting pronouncements. Recent accounting pronouncements not specifically identified in our disclosures are not applicable to the Company.

Note 3 - Income Taxes

The Company is subject to U.S. federal and state income taxes and files consolidated income tax returns for U.S. federal and certain state jurisdictions with respect to its allocable share of any net taxable income of Bumble Holdings. The subsidiaries of Bumble Holdings are also subject to income taxes in the foreign jurisdictions in which they operate. For the three months ended March 31, 2024, the Company's effective tax rate was 18.1%, which differs from the U.S. federal statutory tax rate of 21% primarily due to the geographical distribution of our earnings, income attributable to noncontrolling interests, nondeductible stock-based compensation, the impact of Pillar Two minimum taxes and a valuation allowance recorded against certain deferred tax assets arising in the current year.

For the three months ended March 31, 2023, our effective tax rate was 920.1%, which differs from the U.S. federal statutory tax rate of 21% primarily due to the geographical distribution of our earnings, income attributable to noncontrolling interests, nondeductible stock-based compensation, and a valuation allowance recorded against certain deferred tax assets arising in the current year.

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

We have determined that it is more likely than not that we will be unable to realize tax benefits related to certain basis adjustments and acquired net operating losses that were received in connection with the Reorganization Transactions and our IPO. As a result of this determination, we have not recorded the benefit of these deferred tax assets as of March 31, 2024. At the time of the Sponsor Acquisition, the assets and liabilities of Bumble Holdings were adjusted to fair value on the closing date of the business combination for both financial reporting and income tax purposes. As a result of the IPO, we inherited certain tax benefits associated with this stepped-up basis (“Common Basis”) created when certain pre-IPO owners acquired their interests in Bumble Holdings in the Sponsor Acquisition. This Common Basis entitles us to the depreciation and amortization deductions previously allocable to the pre-IPO owners. Based on current projections, we anticipate having sufficient taxable income to be able to realize the benefit of this Common Basis and have recorded a tax receivable agreement liability to related parties of $419.3 million related to these benefits as of March 31, 2024. To the extent that we determine that we are able to realize the tax benefits associated with the basis adjustments and net operating losses, we would record an additional liability of $290.5 million for a total liability of $709.8 million. If, in the future, we are not able to utilize the Common Basis, we would record a reduction in the tax receivable agreement liability to related parties that would result in a benefit recorded within our consolidated statements of operations. During the three months ended March 31, 2024, our tax receivable agreement liability decreased by a net $10.9 million due to the following: (1) a $23.1 million decrease from tax receivable agreement payments made during the period ended March 31, 2024, and (2) an offsetting increase of $12.2 million, primarily due to the effects of the repurchase of Common Units in Bumble Holdings from Blackstone entities and the common stock repurchases completed in the first quarter of 2024.

Note 5 - Goodwill and Intangible Assets, net

Goodwill

The changes in the carrying amount of goodwill for the period presented are as follows (in thousands):

Balance as of December 31, 2023	$1,585,750
Foreign currency translation adjustment	(908)
Balance as of March 31, 2024	$1,584,842

There were no impairment charges recorded for goodwill for the three months ended March 31, 2024 and 2023.

Intangible Assets, net

A summary of the Company’s intangible assets, net is as follows (in thousands):

	March 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment Losses	Net Carrying Amount	Weighted- Average Remaining Useful Life (Years)
Brands - indefinite-lived	$1,511,269	$—	$(141,000)	$1,370,269	Indefinite
Brands - definite-lived	42,479	(5,997)	—	36,482	12.0
Developed technology	249,380	(206,248)	—	43,132	0.9
User base	113,742	(113,220)	—	522	0.5
White label contracts	33,384	(6,953)	(26,431)	—	—
Other	30,008	(10,723)	—	19,285	3.8
Total intangible assets, net	$1,980,262	$(343,141)	$(167,431)	$1,469,690

	December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment Losses	Net Carrying Amount	Weighted- Average Remaining Useful Life (Years)
Brands - indefinite-lived	$1,511,269	$—	$(141,000)	$1,370,269	Indefinite
Brands - definite-lived	43,309	(5,301)	—	38,008	12.3
Developed technology	249,470	(193,777)	—	55,693	1.1
User base	113,760	(113,154)	—	606	0.5
White label contracts	33,384	(6,953)	(26,431)	—	—
Other	28,549	(8,835)	—	19,714	3.9
Total intangible assets, net	$1,979,741	$(328,020)	$(167,431)	$1,484,290

Amortization expense related to intangible assets, net for the three months ended March 31, 2024 and 2023 was $15.3 million and $14.3 million, respectively.

Note 6 - Restructuring Charges

On February 27, 2024, the Company announced that it adopted a restructuring plan (the “Restructuring Plan”) to reduce its global workforce by approximately 350 roles to better align its operating model with future strategic priorities and to drive stronger operating leverage. As a result, we expect to incur approximately $20.0 million to $22.0 million of non-recurring charges during the first three quarters of 2024, consisting primarily of employee severance, benefits, and related charges for impacted employees. The Restructuring Plan is expected to be completed in the third quarter of 2024. The following table presents the total restructuring charges by function (in thousands):

Three Months Ended March 31, 2024
Cost of revenue	$920
Selling and marketing	3,084
General and administrative	4,591
Product development	8,021
Total	$16,616

As of March 31, 2024, the $13.9 million remaining restructuring liability consists primarily of accrued severance costs, which are included in "Accrued expenses and other current liabilities" in the accompanying condensed consolidated balance sheets.

The following table summarizes the restructuring-related liabilities (in thousands):

	Employee Related Benefits	Other	Total
Balance as of December 31, 2023	$—	$—	$—
Restructuring charges	15,787	829	16,616
Cash payments	(2,716)	—	(2,716)
Balance as of March 31, 2024	$13,071	$829	$13,900

Note 7 - Other Financial Data

Consolidated Balance Sheets Information

Other current assets are comprised of the following balances (in thousands):

	March 31, 2024	December 31, 2023
Capitalized aggregator fees	$11,891	$12,390
Prepayments	15,455	9,831
Other current assets	3,362	12,511
Total other current assets	$30,708	$34,732

Accrued expenses and other current liabilities are comprised of the following balances (in thousands):

	March 31, 2024	December 31, 2023
Legal liabilities	$48,443	$65,761
Payroll and related expenses	33,099	29,355
Marketing expenses	21,702	22,622
Professional fees	9,805	8,724
Lease liabilities	1,109	1,171
Income tax payable	4,624	958
Contingent earn-out liability	7,069	22,758
Payable to related parties pursuant to a tax receivable agreement	—	22,807
Other accrued expenses and other payables	14,688	11,643
Total accrued expenses and other current liabilities	$140,539	$185,799

Other long-term liabilities are comprised of the following balances (in thousands):

	March 31, 2024	December 31, 2023
Lease liabilities	$12,414	$13,273
Other liabilities	1,620	1,434
Total other liabilities	$14,034	$14,707

Note 8 - Fair Value Measurements

The following tables present the Company’s financial instruments that are measured at fair value on a recurring basis (in thousands):

	March 31, 2024
	Level 1	Level 2	Level 3	Total Fair Value Measurements
Assets:
Cash equivalent - money market funds	$166,896	$—	$—	$166,896
Derivative asset	—	9,866	—	9,866
Investments in equity securities	—	—	1,735	1,735
	$166,896	$9,866	$1,735	$178,497
Liabilities:
Contingent earn-out liability	$—	$—	$7,069	$7,069
	$—	$—	$7,069	$7,069

	December 31, 2023
	Level 1	Level 2	Level 3	Total Fair Value Measurements
Assets:
Cash equivalent - money market funds	$237,087	$—	$—	$237,087
Derivative asset	—	8,288	—	8,288
Investments in equity securities	—	—	1,735	1,735
	$237,087	$8,288	$1,735	$247,110
Liabilities:
Contingent earn-out liability	$—	$—	$22,758	$22,758
	$—	$—	$22,758	$22,758

There were no transfers between levels between March 31, 2024 and December 31, 2023.

The carrying value of accounts receivable, accounts payable, income tax payable, accrued expenses and other payables approximate their fair values due to the short-term maturities of these instruments.

The Company uses interest rate derivative instruments to manage the risk related to fluctuating cash flows from interest rate changes on the debt. These instruments are not designated as hedges for accounting purposes and are recorded in “Other current assets,” “Other noncurrent assets,” “Accrued expense and other current liabilities” or “Other long-term liabilities,” with changes in fair value recognized in “Other income (expense), net.” The Company's derivative asset, which consists of interest rate swaps, is measured at fair value on a recurring basis using observable market data (Level 2) and totaled $9.9 million and $8.3 million as of March 31, 2024 and December 31, 2023, respectively. The fair value of interest rate swaps is estimated using a combined income and market-based valuation methodology based on Level 2 inputs, including forward interest rate yield curves obtained from independent pricing services. Derivative assets are included in “Other noncurrent assets” as of March 31, 2024 and “Other current assets” as of December 31, 2023 in the accompanying condensed consolidated balance sheets.

The Company’s contingent earn-out liability is measured at fair value on a recurring basis using significant unobservable inputs (Level 3) and totaled $7.1 million and $22.8 million as of March 31, 2024 and December 31, 2023, respectively. Contingent earn-out liability is included in “Accrued expenses and other current liabilities” in the accompanying condensed consolidated balance sheets.

As of March 31, 2024, there is a contingent consideration arrangement, consisting of an earn-out payment to former shareholders of Worldwide Vision Limited of up to $150.0 million. The Company determined the fair value of the contingent earn-out liability by using a probability-weighted analysis to determine the amount of the liabilities, and, if the arrangement is long-term in nature, applying a discount rate that captures the risks associated with the duration of the obligation. The number of scenarios in the probability-weighted analyses vary; generally, more scenarios are prepared for longer duration and more complex arrangements. As of March 31, 2024 and December 31, 2023, the fair value of the contingent earn-out liability reflects a risk-free rate of 5.2% and 5.0%, respectively.

The Company classified contingent earn-out arrangements as liabilities at the time of the acquisition, as they will be settled in cash, and remeasures the fair values of the contingent earn-out liabilities each reporting period thereafter until settled. The fair value of the contingent earn-out liabilities are sensitive to changes in the stock price, discount rates and the timing of the future payments, which are based upon estimates of future achievement of the performance metrics. Changes in fair values of contingent earn-out liabilities are recognized in “General and administrative expense” in the accompanying condensed consolidated statements of operations. The change in fair value of the contingent earn-out liability was $(15.7) million and $(0.6) million for the three months ended March 31, 2024 and 2023, respectively.

Note 9 - Debt

Total debt is comprised of the following (in thousands):

	March 31, 2024	December 31, 2023
Term Loan due January 29, 2027	$625,625	$627,063
Less: unamortized debt issuance costs	5,694	6,137
Less: current portion of debt, net	5,750	5,750
Total long-term debt, net	$614,181	$615,176

Credit Agreements

On January 29, 2020, the Company and the wholly-owned subsidiaries, Buzz Bidco LLC, Buzz Merger Sub Limited, and Buzz Finco LLC (the “Borrower”) entered into a credit agreement (the “Credit Agreement”), which permitted the Company to borrow up to $625.0 million through a seven-year $575.0 million term loan (“Original Term Loan”), as well as a five-year senior secured revolving credit facility of $50.0 million (the “Revolving Credit Facility”) and $25.0 million available through letters of credit.

On October 19, 2020, the Company entered into the Amendment No. 1 to the Credit Agreement, which provides for incremental borrowing of an aggregate principal amount of $275.0 million (the “Incremental Term Loan”, and collectively with the Original Term Loan, the “Term Loans”).

On March 20, 2023, in connection with a Benchmark Discontinuation Event, the Company entered into Amendment No. 2 to the Credit Agreement (“Amendment No. 2”), which provided for the transition of the benchmark interest rate from LIBOR to the Secured Overnight Financing Rate (“SOFR”) pursuant to benchmark replacement provisions set forth in the Credit Agreement. Pursuant to the terms of Amendment No. 2, effective with the interest period beginning March 31, 2023, LIBOR was replaced with Term SOFR, a forward-looking term rate based on SOFR, plus a credit spread adjustment of 0.10% with respect to the Term Loans and 0.00% with respect to loans under the Revolving Credit Facility (Term SOFR plus such credit spread adjustment, “Adjusted Term SOFR”). All other terms of the Credit Agreement unrelated to the benchmark replacement and its incorporation were unchanged by Amendment No. 2. Effective March 31, 2023 all Term Loans outstanding are bearing interest based on Adjusted Term SOFR and there were no Revolving Credit Loans outstanding.

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

The interest rates in effect for the Original Term Loan and the Incremental Term Loan as of March 31, 2024 were 8.18% and 8.68%, respectively. The Original Term Loan Facility amortizes in equal quarterly installments in aggregate annual amounts equal to 1.00% of the principal amount of the Original Term Loan Facility outstanding as of the date of the closing of the Original Term Loan Facility, with the balance being payable at maturity on January 29, 2027. The Incremental Term Loan Facility amortizes in equal quarterly installments in aggregate annual amounts equal to 1.00% of the principal amount of the Incremental Term Loan Facility outstanding as of the date of the closing of the Incremental Term Loan Facility, with the balance being payable at maturity on January 29, 2027. Following the $200.0 million aggregate principal payment of amount of outstanding indebtedness during the three months ended March 31, 2021 quarterly installment payments on the Incremental Term Loan Facility are no longer required for the remaining term of the facility. Principal amounts outstanding under the Revolving Credit Facility are due and payable in full at maturity on January 29, 2025. As of March 31, 2024, and at all times during the three months ended March 31, 2024, the Company was in compliance with the financial debt covenants.

As the loans are issued with a floating rate of interest, the Company believes that the fair value of the obligations is approximated by the principal amount of the loans as of March 31, 2024. The carrying value of the Term Loans includes the outstanding principal amount, less unamortized debt issuance costs. Therefore, the Company assumes the carrying value of the debt, before any transaction costs, would closely approximate the fair value of the loan obligation with the assumptions above.

Note 10 - Earnings (Loss) per Share

The following table sets forth a reconciliation of the numerators used to compute the Company's basic and diluted earnings (loss) per share (in thousands):

	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023
Numerator:
Net earnings (loss)	$33,873	$(2,329)
Net earnings (loss) attributable to noncontrolling interests	9,256	(718)
Net earnings (loss) attributable to Bumble Inc. shareholders	$24,617	$(1,611)

The following table sets forth the computation of the Company's basic and diluted earnings (loss) per share (in thousands, except share amounts, and per share amounts, unaudited):

	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023
Basic earnings (loss) per share attributable to common stockholders
Numerator
Allocation of net earnings (loss) attributable to Bumble Inc. shareholders	$24,617	$(1,614)
Less: net earnings (loss) attributable to participating securities	8	—
Net earnings (loss) attributable to common stockholders	$24,609	$(1,614)
Denominator
Weighted average number of shares of Class A common stock outstanding	128,733,487	131,924,371
Basic earnings (loss) per share attributable to common stockholders	$0.19	$(0.01)

Diluted earnings (loss) per share attributable to common stockholders
Numerator
Allocation of net earnings (loss) attributable to Bumble Inc. shareholders	$24,409	$(1,614)
Less: net earnings (loss) attributable to participating securities	8	—
Net earnings (loss) attributable to common stockholders	$24,401	$(1,614)
Denominator
Number of shares used in basic computation	128,733,487	131,924,371
Weighted average shares of Class A common stock outstanding used to calculate diluted earnings (loss) per share	128,733,487	131,924,371
Diluted earnings (loss) per share attributable to common stockholders	$0.19	$(0.01)

The following table sets forth potentially dilutive securities that were excluded from the diluted earnings (loss) per share computation because the effect would be anti-dilutive, or issuance of such shares is contingent upon the satisfaction of certain conditions which were not satisfied by the end of the periods:

	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023
Time-vesting awards:
Options	4,970,332	3,902,069
Restricted shares	—	38,669
RSUs	5,976,075	6,810,786
Incentive units	1,090,930	3,017,321
Total time-vesting awards	12,037,337	13,768,845

Exit-vesting awards:
Options	69,590	95,154
Restricted shares	—	49,378
RSUs	259,449	502,251
Incentive units	1,432,665	3,363,792
Total exit-vesting awards	1,761,704	4,010,575
Total	13,799,041	17,779,420

Note 11 - Stock-based Compensation

Total stock-based compensation cost, net of forfeitures, was as follows:

(In thousands)	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023
Cost of revenue	$545	$1,138
Selling and marketing expense	(2,862)	3,527
General and administrative expense	(1,506)	14,817
Product development expense	3,849	9,102
Total stock-based compensation expense	$26	$28,584

During the three months ended March 31, 2024, stock-based compensation expense decreased due to forfeitures for terminations including the reduction in force related to the Restructuring Plan.

Incentive Units in Bumble Holdings

The following table summarizes information around Incentive Units in Bumble Holdings:

	Time-Vesting Incentive Units		Exit-Vesting Incentive Units
	Number of Awards	Weighted- Average Participation Threshold	Number of Awards	Weighted- Average Participation Threshold
Unvested as of December 31, 2023	2,014,042	$13.11	1,817,295	$12.89
Granted	—	—	—	—
Vested	(791,238)	12.12	(274,735)	12.58
Forfeited	(131,874)	19.83	(109,895)	14.12
Unvested as of March 31, 2024	1,090,930	$13.02	1,432,665	$12.42

As of March 31, 2024, total unrecognized compensation cost related to the Time-Vesting Incentive Units is $1.4 million, which is expected to be recognized over a weighted-average period of 1.0 years. Total unrecognized compensation cost related to the Exit-Vesting Incentive Units is $3.3 million, which is expected to be recognized over a weighted-average period of 1.3 years.

Restricted Shares of Class A Common Stock in Bumble Inc.

The following table summarizes information around restricted shares in the Company:

	Time-Vesting Restricted Shares of Class A Common Stock		Exit-Vesting Restricted Shares of Class A Common Stock
	Number of Awards	Weighted- Average Grant-Date Fair Value	Number of Awards	Weighted- Average Grant-Date Fair Value
Unvested as of December 31, 2023	32,255	$6.87	28,386	$17.13
Granted	—	—	—	—
Vested	(15,599)	6.73	(3,810)	17.16
Forfeited	(7,952)	6.73	(12,002)	17.01
Unvested as of March 31, 2024	8,704	$7.23	12,574	$17.23

As of March 31, 2024, total unrecognized compensation cost related to the Time-Vesting restricted shares is $11.3 thousand, which is expected to be recognized over a weighted-average period of 0.9 years. Total unrecognized compensation cost related to the Exit-Vesting restricted shares is $51.4 thousand, which is expected to be recognized over a weighted-average period of 1.3 years.

RSUs in Bumble Inc.

The following table summarizes information around RSUs in the Company:

	Time-Vesting RSUs		Exit-Vesting RSUs
	Number of Awards	Weighted- Average Grant-Date Fair Value	Number of Awards	Weighted- Average Grant-Date Fair Value
Unvested as of December 31, 2023	6,557,643	$25.41	333,296	$42.79
Granted	1,580,177	12.93	—	—
Vested	(1,159,546)	28.35	(50,968)	42.79
Forfeited	(1,002,199)	25.67	(22,879)	42.79
Unvested as of March 31, 2024	5,976,075	$21.49	259,449	$42.79

During the three months ended March 31, 2024 and 2023, the total fair value of RSUs as of the respective vesting dates was $15.9 million and $24.6 million, respectively. As of March 31, 2024, total unrecognized compensation cost related to the Time-Vesting RSUs is $61.4 million, which is expected to be recognized over a weighted-average period of 2.8 years. Total unrecognized compensation cost related to the Exit-Vesting RSUs is $2.1 million, which is expected to be recognized over a weighted-average period of 1.3 years.

Options

The following assumptions were utilized to calculate the fair value of Time-Vesting Options granted during the three months ended March 31, 2024:

March 31, 2024
Volatility	58%
Expected Life	7.0 years
Risk-free rate	4.0% - 4.2%
Fair value per unit	$6.73 - $8.95
Dividend yield	0.0%

The following table summarizes the Company’s option activity as it relates to Time-Vesting stock options:

	March 31, 2024
	Number of Options	Weighted- Average Exercise Price Per Share	Weighted- Average Grant Date Fair Value Per Share
Outstanding as of December 31, 2023	3,528,145	$30.87	$17.75
Granted	2,127,265	13.13	8.11
Exercised	—	—	—
Forfeited and expired	(685,078)	27.35	16.58
Outstanding as of March 31, 2024	4,970,332	$23.76	$13.79
Exercisable as of March 31, 2024	1,668,920	$35.09	$19.66

The following table summarizes the Company’s option activity as it relates to Exit-Vesting stock options:

	March 31, 2024
	Number of Options	Weighted- Average Exercise Price Per Share	Weighted- Average Grant Date Fair Value Per Share
Outstanding as of December 31, 2023	79,908	$43.00	$22.21
Granted	—	—	—
Exercised	—	—	—
Forfeited	(10,318)	43.00	22.21
Outstanding as of March 31, 2024	69,590	$43.00	$22.21
Exercisable as of March 31, 2024	43,783	$43.00	$22.21

As of March 31, 2024, total unrecognized compensation cost related to the Time-Vesting options is $21.9 million, which is expected to be recognized over a weighted-average period of 3.3 years. Total unrecognized compensation cost related to the Exit-Vesting options is $0.1 million, which is expected to be recognized over a weighted-average period of 1.3 years.

Note 12 - Related Party Transactions

In the ordinary course of operations, the Company enters into transactions with related parties, as discussed below.

Related Party relationship	Type of Transaction	Financial Statement Line	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023
Other	Marketing costs	Selling and marketing expense	$1,622	$1,232
Other	Moderator costs	Cost of revenue	1,592	1,123
Other	Advertising revenue	Revenue	311	176
Other	Tax receivable agreement liability remeasurement benefit	Other income (expense), net	230	—

Related Party relationship	Type of Transaction	Financial Statement Line	March 31, 2024	December 31, 2023
Other	Tax receivable agreement	Payable to related parties pursuant to a tax receivable agreement	$419,323	$430,196
Shareholder	Repurchase of Class A common stock and Common Units	Treasury stock and Noncontrolling interests	50,000	100,000

Payable to related parties pursuant to a tax receivable agreement

Concurrent with the completion of the IPO, the Company entered into a tax receivable agreement with pre-IPO owners including our Founder, our Sponsor, an affiliate of Accel Partners LP and management and other equity holders (see Note 4, Payable to Related Parties Pursuant to a Tax Receivable Agreement).

Share Repurchase

In March 2024, the Company and Bumble Holdings entered into an agreement with certain entities affiliated with Blackstone in a private transaction under the Company’s existing share repurchase program, under which the Company agreed to repurchase approximately 2.5 million shares of its Class A common stock beneficially owned by Blackstone and Bumble Holdings agreed to repurchase from Blackstone approximately 2.0 million Common Units, which are exchangeable for shares of Class A common stock on a one-for-one basis, for an aggregate purchase price of $50.0 million.

Other

The Company recognizes advertising revenues and incurs marketing expenses from Liftoff Mobile Inc. (“Liftoff”), a company in which Blackstone-affiliated funds hold a controlling interest. The Company uses TaskUs Inc. (“TaskUs”), a company in which Blackstone-affiliated funds holds more than 20% of ownership interests, for moderator services.

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

Revenue by major geographic region is based upon the location of the customers who receive the Company's services. The information below summarizes revenue by geographic area, based on customer location (in thousands):

	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023
North America(1)	$143,594	$143,073
Rest of the world	124,181	99,875
Total	$267,775	$242,948

(1) North America revenue includes revenue from the United States and Canada.

The United States is the only country with revenues of 10% or more of the Company's total revenue for the three months ended March 31, 2024 and 2023.

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

Litigation Related to the Illinois Biometric Information Privacy Act (the “BIPA”)

In late 2021 and early 2022, four putative class action lawsuits were filed against the Company alleging that certain features of the Badoo or Bumble apps violate the Illinois BIPA. Each of these lawsuits allege that the apps used facial geometry scans in violation of BIPA’s authorization, consent, and data retention policy provisions. Plaintiffs in these lawsuits seek statutory damages, compensatory damages, attorneys’ fees, injunctive relief, and (in one action) punitive damages. The parties in some of these lawsuits have filed motions with the court on procedural issues and some of the lawsuits have been narrowed. The parties have engaged in settlement discussions and an agreement in principle has been reached. An accrual has been made based on the probable and estimable loss. In February 2024, an additional class action lawsuit was filed in Illinois alleging that certain features of Bumble app violate BIPA. This case is in an early stage and the Company cannot predict at this point the length of time that this matter will be ongoing, or the outcome or the liability, if any, which may arise therefrom.

Between September 2023 and March 2024, the Company received approximately 29,000 pre-arbitration demands regarding Bumble’s alleged violation of BIPA. The parties have engaged in settlement discussions and an agreement in principle has been reached. For the three months ended March 31, 2024, we recorded approximately $2.5 million in costs in connection with the aforementioned matters.

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

Proceedings Related to the California Unruh Civil Rights Act (the "Unruh Act")

Between June 2023 and August 2023, the Company received over 20,000 pre-arbitration demands or demands for arbitration regarding Bumble’s alleged violation of the Unruh Act as a result of its “women message first” feature. We agreed to enter into mediations and, as a result, the arbitrations were stayed pending resolution of the mediations. The mediations concluded successfully, and the Company has made settlement offers to each of the individual claimants based on the outcomes of the mediations. Although the Company expects that most claimants will accept the settlement offers and that most demands will be withdrawn and dismissed, certain claimants who reject the settlement offers may continue to prosecute their demands. The Company cannot predict at this time the number of claimants who will continue to prosecute their demands and thus cannot predict at this time the outcome or liability that may result from any such continued arbitrations. An accrual has been made based on the probable and estimable loss.

On April 9, 2024, a putative class action complaint was filed against the Company in the United States District Court for the Central District of California, also alleging that Bumble’s “women message first” feature violates the Unruh Act. Plaintiffs in these lawsuits seek declaratory and injunctive relief, statutory damages, and attorneys’ fees and costs. The Company is evaluating the complaint and cannot predict at this point the length of time that this matter will be ongoing, the outcome or the liability, if any, which may arise therefrom.

From time to time, the Company is subject to patent litigations asserted by non-practicing entities.

As of March 31, 2024 and December 31, 2023, the Company determined that provisions of $48.4 million and $65.8 million, respectively, reflect our best estimate of any probable future obligation for the Company’s litigations. The provisions as of March 31, 2024 and December 31, 2023, include amounts accrued in connection with the litigation related to the BIPA and mass arbitrations described above. During the three months ended March 31, 2024, the Company paid $19.8 million to settle litigation matters, which amount is accordingly no longer reflected in the provision as of March 31, 2024. Legal expenses are included in “General and administrative expense” in the accompanying consolidated statements of operations.

Purchase Commitments

In May 2023, the Company amended the agreement for third-party cloud services, which superseded and replaced the September 2022 agreement. Under the amended terms, the Company is committed to pay a minimum of $12.0 million over the period of 18 months. If at the end of the 18 months, or upon early termination, the Company has not reached the $12.0 million in spend, the Company will be required to pay for the difference between the sum of fees already incurred and the minimum commitment. As of March 31, 2024, our minimum commitment remaining is $6.7 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of the financial condition and results of operations of Bumble Inc. in conjunction with our unaudited condensed consolidated financial statements and related notes included elsewhere in Part I, “Item 1 – Financial Statements (Unaudited)”. This discussion contains forward-looking statements that involve risks and uncertainties about our business and operations. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include, without limitation, those discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and those identified under “Special Note Regarding Forward-Looking Statements” herein and Part I, “Item 1A—Risk Factors" in our 2023 Form 10-K.

Overview

We provide online dating and social networking applications through free, subscription and in-app purchases of products servicing North America, Europe and various other countries around the world. Bumble operates five apps, Bumble, Bumble For Friends, Badoo, Fruitz and Official. Bumble app, launched in 2014, is one of the first dating apps built with women at the center, where women make the first move. Bumble app is a leader in the online dating sector across several countries, including the United States, the United Kingdom, Australia and Canada. Badoo app, launched in 2006, was one of the pioneers of web and mobile free-to-use dating products. Badoo app’s focus is to make finding meaningful connections easy, fun and accessible for a mainstream global audience. Badoo app continues to be a market leader in Europe and Latin America. In January 2022, we acquired Fruitz, an intentions-driven dating app focused on Gen Z, operating in EMEA and Canada. In April 2023, we acquired Official, an app that is intended to help couples build healthy and lasting habits in their romantic relationships. Building on the BFF mode in Bumble app, in July 2023 we officially launched a standalone Bumble For Friends app. Bumble For Friends app is a friendship app where people in all stages of life can meet people nearby and create meaningful platonic connections.

Year-to-Date March 31, 2024 Consolidated Results

For the three months ended March 31, 2024 and 2023, we generated:

•
Total revenue of $267.8 million and $242.9 million, respectively;
•
Bumble App Revenue of $215.8 million and $194.3 million, respectively;
•
Badoo App and Other Revenue of $52.0 million and $48.7 million, respectively;
•
Net earnings (loss) of $33.9 million and $(2.3) million, respectively, representing net earnings (loss) margins of 12.6% and (1.0)%, respectively; and
•
Adjusted EBITDA of $74.0 million and $59.3 million, respectively, representing Adjusted EBITDA margins of 27.6% and 24.4%, respectively.
•
Net cash provided by operating activities of $2.4 million and $13.4 million, respectively, and operating cash flow conversion of 7.1% and *, respectively; and
•
Free cash flow of $(0.4) million and $6.6 million, respectively, representing free cash flow conversion of (0.5)% and 11.1%, respectively.

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

(In thousands, except ARPPU)	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023
Bumble App Paying Users	2,730.0	2,318.8
Badoo App and Other Paying Users	1,294.3	1,141.0
Total Paying Users	4,024.3	3,459.8
Bumble App Average Revenue per Paying User	$26.34	$27.93
Badoo App and Other Average Revenue per Paying User	$12.35	$12.47
Total Average Revenue per Paying User	$21.84	$22.83

(In thousands, except per share data and percentages)	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023
Condensed Consolidated Statements of Operations Data:
Revenue	$267,775	$242,948
Net earnings (loss)	33,873	(2,329)
Net earnings (loss) attributable to Bumble Inc. shareholders	24,617	(1,611)
Net earnings (loss) per share attributable to Bumble Inc. shareholders
Basic earnings (loss) per share	$0.19	$(0.01)
Diluted earnings (loss) per share	$0.19	$(0.01)

(In thousands)	March 31, 2024	December 31, 2023
Condensed Consolidated Balance Sheets Data:
Total assets	$3,516,949	$3,625,127
Cash and cash equivalents	262,699	355,642
Long-term debt, net including current maturities	619,931	620,926

Profitability and Liquidity

We use net earnings (loss) and net cash provided by (used in) operating activities to assess our profitability and liquidity, respectively. In addition to net earnings (loss) and net cash provided by (used in) operating activities, we also use the following measures:

•
Adjusted EBITDA. We define Adjusted EBITDA as net earnings (loss) excluding income tax (benefit) provision, interest (income) expense, net, depreciation and amortization expense, stock-based compensation expense, employer costs related to stock-based compensation, foreign exchange (gain) loss, changes in fair value of contingent earn-out liability, interest rate swaps and investments in equity securities, transaction and other costs, litigation costs net of insurance reimbursements that arise outside of the ordinary course of business, tax receivable agreement liability remeasurement (benefit) expense, impairment loss, and costs associated with our Restructuring Plan. Adjusted EBITDA margin represents Adjusted EBITDA as a percentage of revenue.
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

Macroeconomic Conditions

The prevailing global economic climate, the conflicts in Eastern Europe and the Middle East, and other macroeconomic conditions, including but not limited to slower growth or economic recession, changes to fiscal and monetary policy, and fluctuations in foreign currency exchange rates have impacted and may continue to impact our business as consumers face greater pressure on disposable income. We continuously monitor the direct and indirect impacts of these circumstances on our business and financial results.

For additional information, see “Risk Factors—General Risk Factors—We are exposed to changes in the global macroeconomic environment beyond our control, which may adversely affect consumer discretionary spending, demand for our products and services, our expenses, and our ability to execute strategic plans.” in Part I, “Item 1A—Risk Factors” of our 2023 Form 10-K.

Factors Affecting the Comparability of Our Results of Operations

As a result of a number of factors, our historical results of operations may not be comparable from period to period or going forward. Set forth below is a brief discussion of the key factors impacting the comparability of our results of operations.

Secondary Offering

On March 8, 2023, the Company completed a secondary offering of 13.75 million shares of Class A common stock on behalf of certain selling stockholders affiliated with Blackstone (the “Blackstone Selling Stockholders”) and the Founder at a price of $22.80 per share. This transaction resulted in the issuance of 7.2 million shares of Class A common stock for the period ended March 31, 2023, which were issued in exchange for Common Units held by the selling stockholders.

Bumble did not sell any shares of Class A common stock in these offerings and did not receive any of the proceeds from the sales. Bumble paid the costs associated with the sales of shares by the selling stockholders, net of the underwriting discounts.

Share Repurchase Program

In May 2023, our Board of Directors approved a share repurchase program of up to $150.0 million of our outstanding Class A common stock. On November 7, 2023, we announced an increase in the share repurchase program authorized amount from $150.0 million to $300.0 million. In March 2024, the Company and Bumble Holdings entered into an agreement with Blackstone in a private transaction under the Company’s existing share repurchase program, under which the Company agreed to repurchase 2.5 million shares of its Class A common stock beneficially owned by Blackstone and Bumble Holdings agreed to repurchase from Blackstone 2.0 million Common Units, which are exchangeable for shares of Class A Common Stock on a one-for-one basis, for an aggregate purchase price of $50.0 million. During the three months ended March 31, 2024, share repurchases were 5.3 million shares of Class A common stock and 2.0 million Common Units for $84.4 million, excluding excise tax obligations. As of March 31, 2024, a total of $58.7 million remains available for repurchase under the repurchase program. On May 8, 2024, the Company announced an increase in the share repurchase program authorized amount from $300.0 million to $450.0 million, which increased the amount available for repurchases under the program to $208.7 million.

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

For additional information, see “Risk Factors—Bumble Inc. will be required to pay certain of our pre-IPO owners for most of the benefits relating to tax depreciation or amortization deductions that we may claim as a result of Bumble Inc.’s allocable share of existing tax basis acquired in the IPO, Bumble Inc.’s increase in its allocable share of existing tax basis and anticipated tax basis adjustments we receive in connection with sales or exchanges of Common Units (including Common Units issued upon conversion of vested Incentive Units) in connection with or after the IPO and our utilization of certain tax attributes of the Blocker Companies.” and “Risk Factors—In certain cases, payments under the tax receivable agreement may be accelerated and/or significantly exceed the actual benefits Bumble Inc. realizes in respect of the tax attributes subject to the tax receivable agreement.” in each case, in Part I, “Item 1A—Risk Factors” of our 2023 Form 10-K.

For additional information, see Note 4, Payable to Related Parties Pursuant to a Tax Receivable Agreement, to our unaudited condensed consolidated financial statements included in Part I, “Item 1 – Financial Statements (Unaudited)” of this Quarterly Report on Form 10-Q.

We have determined that it is more likely than not that we will be unable to realize tax benefits related to certain basis adjustments and acquired net operating losses that were received in connection with the Reorganization Transactions and our IPO. As a result of this determination, we have not recorded the benefit of these deferred tax assets as of March 31, 2024. At the time of the Sponsor Acquisition, the assets and liabilities of Bumble Holdings were adjusted to fair value on the closing date of the business combination for both financial reporting and income tax purposes. As a result of the IPO, we inherited certain tax benefits associated with this stepped-up basis (“Common Basis”) created when certain pre-IPO owners acquired their interests in Bumble Holdings in the Sponsor Acquisition. This Common Basis entitles us to the depreciation and amortization deductions previously allocable to the pre-IPO owners. Based on current projections, we anticipate having sufficient taxable income to be able to realize the benefit of this Common Basis and have recorded a tax receivable agreement liability to related parties of $419.3 million related to these benefits as of March 31, 2024. To the extent that we determine that we are able to realize the tax benefits associated with the basis adjustments and net operating losses, we would record an additional liability of $290.5 million for a total liability of $709.8 million. If, in the future, we are not able to utilize the Common Basis, we would record a reduction in the tax receivable agreement liability to related parties that would result in a benefit recorded within our consolidated statements of operations. During the three months ended March 31, 2024, our tax receivable agreement liability decreased by a net $10.9 million due to the following: (1) a $23.1 million decrease from tax receivable agreement payments made during the period ended March 31, 2024, and (2) an offsetting increase of $12.2 million, primarily due to the effects of the repurchase of Common Units in Bumble Holdings from Blackstone entities and the common stock repurchases completed in the first quarter of 2024.

Restructuring Plan

On February 27, 2024, the Company announced that it adopted a restructuring plan (the “Restructuring Plan”) to reduce its global workforce by approximately 350 roles to better align its operating model with future strategic priorities and to drive stronger operating leverage. As of March 31, 2024 we have incurred $16.6 million of non-recurring charges. We expect to incur approximately $20.0 million to $22.0 million of non-recurring charges during the first three quarters of 2024, consisting primarily of employee severance, benefits, and related charges for impacted employees. The Restructuring Plan is expected to be completed in the third quarter of 2024.

For additional information, see Note 6, Restructuring Charges, to our unaudited condensed consolidated financial statements included in Part I, “Item 1 – Financial Statements (Unaudited)” of this Quarterly Report on Form 10-Q.

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

Results of Operations

The following table sets forth our unaudited condensed consolidated statement of operations information for the periods presented:

(In thousands)	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023
Revenue	$267,775	$242,948
Operating costs and expenses:
Cost of revenue	81,289	70,580
Selling and marketing expense	63,617	63,590
General and administrative expense	20,856	49,831
Product development expense	36,017	33,152
Depreciation and amortization expense	17,206	16,731
Total operating costs and expenses	218,985	233,884
Operating earnings (loss)	48,790	9,064
Interest income (expense), net	(8,918)	(5,219)
Other income (expense), net	1,475	(3,561)
Income (loss) before income taxes	41,347	284
Income tax benefit (provision)	(7,474)	(2,613)
Net earnings (loss)	33,873	(2,329)
Net earnings (loss) attributable to noncontrolling interests	9,256	(718)
Net earnings (loss) attributable to Bumble Inc. shareholders	$24,617	$(1,611)

The following table sets forth our unaudited condensed consolidated statement of operations information as a percentage of revenue for the periods presented:

	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023
Revenue	100.0%	100.0%
Operating costs and expenses:
Cost of revenue	30.4%	29.1%
Selling and marketing expense	23.8%	26.2%
General and administrative expense	7.8%	20.5%
Product development expense	13.5%	13.6%
Depreciation and amortization expense	6.4%	6.9%
Total operating costs and expenses	81.8%	96.3%
Operating earnings (loss)	18.2%	3.7%
Interest income (expense), net	(3.3)%	(2.1)%
Other income (expense), net	0.6%	(1.5)%
Income (loss) before income taxes	15.4%	0.1%
Income tax benefit (provision)	(2.8)%	(1.1)%
Net earnings (loss)	12.6%	(1.0)%
Net earnings (loss) attributable to noncontrolling interests	3.5%	(0.3)%
Net earnings (loss) attributable to Bumble Inc. shareholders	9.2%	(0.7)%

The following table sets forth the stock-based compensation expense, net of forfeitures, included in operating costs and expenses:

(In thousands)	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023
Cost of revenue	$545	$1,138
Selling and marketing expense	(2,862)	3,527
General and administrative expense	(1,506)	14,817
Product development expense	3,849	9,102
Total stock-based compensation expense	$26	$28,584

During the three months ended March 31, 2024, stock-based compensation expense decreased due to forfeitures for terminations including the reduction in force related to the Restructuring Plan.

Comparison of the Three Months Ended March 31, 2024 and 2023

Revenue

(In thousands)	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023
Bumble App	$215,757	$194,277
Badoo App and Other	52,018	48,671
Total Revenue	$267,775	$242,948

Total Revenue was $267.8 million for the three months ended March 31, 2024, compared to $242.9 million for the same period in 2023. The increase was primarily driven by growth in Total Paying Users, partially offset by a decline in Total Average Revenue per Paying User.

Bumble App Revenue was $215.8 million for the three months ended March 31, 2024, compared to $194.3 million for the same period in 2023. This increase was primarily driven by a 17.7% increase in Bumble App Paying Users to 2.7 million, partially offset by a 5.7% decline in Bumble App ARPPU to $26.34.

Badoo App and Other Revenue was $52.0 million for the three months ended March 31, 2024, compared to $48.7 million for the same period in 2023. This increase was primarily driven by an increase in Badoo App and Other Paying Users to 1.3 million, partially offset by a decline in Badoo App and Other ARPPU to $12.35. We began to include paying users and revenue generated from Fruitz in our key operating metrics in the fourth quarter of 2023 and prior period key operating metrics have not been recast.

Cost of revenue

(In thousands, except percentages)	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023
Cost of revenue	$81,289	$70,580
Percentage of revenue	30.4%	29.1%

Cost of revenue for the three months ended March 31, 2024 increased by $10.7 million, or 15.2%, as compared to the same period in 2023, driven primarily by growth in in-app purchase fees due to increasing revenue. As a percentage of revenue, cost of revenue increased for the three months ended March 31, 2024 primarily due to the adoption of Google Play and user choice billing in many of our markets and to a lesser extent an increase in personnel-related costs associated with our Restructuring Plan, cloud hosting, and bulk messaging costs, partially offset by a decrease in stock-based compensation due to forfeitures.

Selling and marketing expense

(In thousands, except percentages)	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023
Selling and marketing expense	$63,617	$63,590
Percentage of revenue	23.8%	26.2%

Selling and marketing expense for the three months ended March 31, 2024 remained relatively flat, as compared to the same period in 2023. The increases of $4.9 million in marketing costs and $1.5 million in personnel-related costs associated with our Restructuring Plan were offset by a $6.4 million decrease in stock-based compensation driven by forfeitures.

General and administrative expense

(In thousands, except percentages)	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023
General and administrative expense	$20,856	$49,831
Percentage of revenue	7.8%	20.5%

General and administrative expense for the three months ended March 31, 2024 decreased by $29.0 million, or 58.1%, as compared to the same period in 2023. The change was primarily driven by a $16.3 million decrease in stock-based compensation due to forfeitures, a $15.0 million increase in gains resulting from the change in fair value of the contingent earn-out liabilities, and a $1.3 million decrease in insurance expenses, partially offset by a $3.1 million increase in personnel-related costs associated with our Restructuring Plan and a $1.5 million increase in legal and professional fees.

Product development expense

(In thousands, except percentages)	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023
Product development expense	$36,017	$33,152
Percentage of revenue	13.5%	13.6%

Product development expense in the three months ended March 31, 2024 increased by $2.9 million, or 8.6%, as compared to the same period in 2023, primarily driven by a $8.0 million increase in personnel-related costs primarily associated with our Restructuring Plan, partially offset by a $5.3 million decrease in stock-based compensation due to forfeitures.

Depreciation and amortization expense

(In thousands, except percentages)	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023
Depreciation and amortization expense	$17,206	$16,731
Percentage of revenue	6.4%	6.9%

Depreciation and amortization expense for the three months ended March 31, 2024 increased by $0.5 million, or 2.8%, as compared to the same period in 2023. The increase in depreciation and amortization expense for the three-month period was primarily due to the increased amortization of intangible assets.

Interest income (expense), net

(In thousands, except percentages)	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023
Interest income (expense), net	$(8,918)	$(5,219)
Percentage of revenue	(3.3)%	(2.1)%

Interest expense, net for the three months ended March 31, 2024 increased by $3.7 million, or 70.9%, compared to the same period in 2023. The change for the three-month period was due to an increase in interest rates on our outstanding debt under the credit agreements, partially offset by an increase in interest income from our investment in money market funds.

Other income (expense), net

(In thousands, except percentages)	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023
Other income (expense), net	$1,475	$(3,561)
Percentage of revenue	0.6%	(1.5)%

Other income (expense), net for the three months ended March 31, 2024 increased by $5.0 million, or 141.4%, compared to the same period in 2023. The change was primarily due to a $5.8 million increase in net gains on interest rate swaps, partially offset by a $0.6 million decrease in net foreign currency exchange gains.

Income tax benefit (provision)

(In thousands, except percentages)	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023
Income tax benefit (provision)	$(7,474)	$(2,613)
Effective tax rate	18.1%	920.1%

Income tax provision was $7.5 million for the three months ended March 31, 2024, as compared to $2.6 million for the same period in 2023. The income tax provision is higher year over year for the three months ended March 31, 2024 primarily due to the impact of Pillar Two minimum taxes applicable in 2024 and a valuation allowance recorded against certain deferred tax assets arising in the both years.

Pillar Two Minimum Tax

On December 20, 2021, the Organization for Economic Cooperation and Development released the Pillar Two model rules providing a framework for implementing a 15% minimum tax, also referred to as the Global Anti-Base Erosion ("GloBE") rules, on earnings of multinational companies with consolidated annual revenue exceeding €750 million. Pillar Two legislation has been enacted in certain jurisdictions where the Company operates, including the UK and certain EU member states, and is effective for the Company's financial year beginning January 1, 2024. The Company has performed an assessment of its exposure to Pillar Two income taxes, including its ability to qualify for transitional safe harbor relief under the GloBE rules. While the Company expects to qualify for transitional safe harbor relief in most jurisdictions in which it operates, there are a limited number of jurisdictions where the transitional safe harbor is not available, including for certain entities classified as “stateless” constituent entities under the Pillar Two model rules. The Company’s income tax provision for the three months ended March 31, 2024 includes the effects of Pillar Two minimum taxes based on currently enacted legislation and guidance. The Company will continue to closely monitor Pillar Two developments, including the release of additional administrative guidance on the application of the GloBE rules, and evaluate the potential impact to the Company’s financial position.

Non-GAAP Financial Measures

We report our financial results in accordance with GAAP, however, management believes that certain non-GAAP financial measures provide users of our financial information with useful supplemental information that enables a better comparison of our performance across periods. We believe Adjusted EBITDA provides visibility to the underlying continuing operating performance by excluding the impact of certain expenses, including income tax (benefit) provision, interest (income) expense, net, depreciation and amortization expense, stock-based compensation expenses, employer costs related to stock-based compensation, foreign exchange (gain) loss, changes in fair value of contingent earn-out liability, interest rate swaps and investments in equity securities, transaction and other costs, litigation costs net of insurance reimbursements that arise outside of the ordinary course of business, tax receivable agreement liability remeasurement (benefit) expense, impairment loss, and costs associated with our Restructuring Plan, as management does not believe these expenses are representative of our core earnings. We also provide Adjusted EBITDA margin, which is calculated as Adjusted EBITDA divided by revenue. In addition to Adjusted EBITDA and Adjusted EBITDA margin, we believe free cash flow and free cash flow conversion provide useful information regarding how cash provided by (used in) operating activities compares to the capital expenditures required to maintain and grow our business, and our available liquidity, after funding such capital expenditures, to service our debt, fund strategic initiatives, effectuate discretionary share repurchases and strengthen our balance sheet, as well as our ability to convert our earnings to cash. Additionally, we believe such metrics are widely used by investors, securities analysis, ratings agencies and other parties in evaluating liquidity and debt-service capabilities. We calculate free cash flow and free cash flow conversion using methodologies that we believe can provide useful supplemental information to help investors better understand underlying trends in our business.

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

We define Adjusted EBITDA as net earnings (loss) excluding income tax (benefit) provision, interest (income) expense, net, depreciation and amortization expense, stock-based compensation expense, employer costs related to stock-based compensation, foreign exchange (gain) loss, changes in fair value of contingent earn-out liability, interest rate swaps and investments in equity securities, transaction and other costs, litigation costs net of insurance reimbursements that arise outside of the ordinary course of business, tax receivable agreement liability remeasurement (benefit) expense, impairment loss, and restructuring costs. Adjusted EBITDA margin represents Adjusted EBITDA as a percentage of revenue.

We define free cash flow as net cash provided by (used in) operating activities less capital expenditures. Free cash flow conversion represents free cash flow as a percentage of Adjusted EBITDA. Operating cash flow conversion represents net cash provided by (used in) operating activities as a percentage of net earnings (loss).

The following table reconciles our non-GAAP financial measures to the most comparable GAAP financial measures for the periods presented:

(In thousands, except percentages)	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023
Net earnings (loss)	$33,873	$(2,329)
Add back:
Income tax (benefit) provision	7,474	2,613
Interest (income) expense, net	8,918	5,219
Depreciation and amortization expense	17,206	16,731
Stock-based compensation expense	26	28,584
Employer costs related to stock-based compensation (1)	1,387	2,559
Litigation costs, net of insurance reimbursements (2)	5,236	1,533
Foreign exchange (gain) loss (3)	—	(568)
Changes in fair value of interest rate swaps (4)	(1,578)	4,233
Restructuring costs (5)	16,616	—
Transaction and other costs (6)	337	1,297
Changes in fair value of contingent earn-out liability	(15,689)	(646)
Changes in fair value of investments in equity securities	3	100
Tax receivable agreement liability remeasurement expense (7)	230	—
Adjusted EBITDA	$74,039	$59,326
Net earnings (loss) margin	12.6%	(1.0)%
Adjusted EBITDA margin	27.6%	24.4%

Net cash provided by (used in) operating activities	$2,420	$13,389
Less:
Capital expenditures	(2,801)	(6,811)
Free cash flow	$(381)	$6,578
Operating cash flow conversion	7.1%	*
Free cash flow conversion	(0.5)%	11.1%

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
(5)
Represents costs associated with the Restructuring Plan, such as severance, benefits and other related costs.
(6)
Represents transaction costs related to acquisitions and secondary offerings such as legal, accounting, advisory fees and other related costs.
(7)
Represents recognized adjustments to the tax receivable agreement liability.

Liquidity and Capital Resources

Overview

As of March 31, 2024, we had $262.7 million of cash and cash equivalents, a decrease of $92.9 million from December 31, 2023 primarily due to share repurchases, partially offset by cash generated from operations. The Company’s principal sources of liquidity are our cash and cash equivalents and cash generated from operations. Our primary uses of liquidity are operating expenses and capital expenditures, funding our debt obligations, partnership tax distributions, paying income taxes and obligations under our tax receivable agreement and effectuating share repurchases as discussed below. Based on current conditions, we believe that we have sufficient financial resources to fund our activities and execute our business plans during the next twelve months.

In May 2023, our Board of Directors has approved a share repurchase program of up to $150.0 million of our outstanding Class A common stock. On November 7, 2023, we announced an increase in the share repurchase program authorized amount from $150.0 million to $300.0 million. Bumble intends to use the program to repurchase shares on a discretionary basis from time to time, subject to general business and market conditions and other investment opportunities, through open market purchases, privately negotiated transactions in compliance with Rule 10b-18 under the Exchange Act or other means, including through 10b5-1 trading plans. This repurchase program may be commenced, suspended or discontinued at any time. In March 2024, the Company and Bumble Holdings entered into an agreement with Blackstone in a private transaction under the Company’s existing share repurchase program, whereby the Company agreed to repurchase 2.5 million shares of its Class A common stock beneficially owned by Blackstone and Bumble Holdings agreed to repurchase from Blackstone 2.0 million Common Units, which are exchangeable for shares of Class A common stock on a one-for-one basis, for an aggregate purchase price of $50.0 million. During the three months ended March 31, 2024, share repurchases were 5.3 million shares of Class A common stock and 2.0 million Common Units for $84.4 million, excluding excise tax obligations. As of March 31, 2024, a total of $58.7 million remained available for repurchase under the repurchase program. On May 8, 2024, the Company announced an increase in the share repurchase program authorized amount from $300.0 million to $450.0 million, which increased the amount available for repurchases under the program to $208.7 million.

On February 27, 2024, we announced that the Company intends to reduce its global workforce. We expect to incur approximately $20.0 million to $22.0 million of non-recurring charges. Substantially all of these charges are expected to result in future cash outlays in the first three quarters of 2024, and the Restructuring Plan is expected to be completed in the third quarter of 2024. During the three months ended March 31, 2024, we made $2.7 million of cash payments in connection with the Restructuring Plan.

Cash Flow Information

The following table summarizes our unaudited condensed consolidated cash flow information for the periods presented:

(In thousands)	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023
Net cash provided by (used in):
Operating activities	$2,420	$13,389
Investing activities	(2,801)	(6,811)
Financing activities	(94,366)	(16,168)

Operating activities

Net cash provided by operating activities was $2.4 million and $13.4 million, respectively, in the three months ended March 31, 2024 and 2023. This includes adjustments to net earnings (loss) for the three months ended March 31, 2024 and 2023 related to: depreciation and amortization of $17.2 million and $16.7 million, respectively; stock-based compensation of $26.0 thousand and $28.6 million, respectively; change in fair value of interest rate swaps of $(1.6) million and $4.2 million, respectively; and change in fair value of deferred contingent consideration of $(15.7) million and $(0.6) million, respectively. The changes in assets and liabilities for the three months ended March 31, 2024 and 2023 consist primarily of: changes in accrued expenses and other current liabilities of $(12.9) million and $(14.2) million, respectively, driven by bonus payouts; changes in legal liabilities of ($17.3) million and nil, respectively, driven by litigation settlement payments; changes in accounts receivables of $3.6 million and $(26.0) million, respectively, driven by timing of cash receipts.

Investing activities

Net cash used in investing activities, which was primarily used for capital expenditures, was $2.8 million and $6.8 million for the three months ended March 31, 2024 and 2023, respectively.

Financing activities

Net cash used in financing activities was $94.4 million and $16.2 million in the three months ended March 31, 2024 and 2023, respectively. During the three months ended March 31, 2024, the Company used $62.1 million for share repurchase of our Class A common stock and Bumble Holdings used $22.2 million for the repurchase of Common Units. During the three months ended March 31, 2024 and 2023, the Company used $5.9 million and $9.3 million, respectively, for shares withheld to satisfy employee tax withholding requirements upon vesting of restricted stock units and made cash distribution payments of $2.7 million and $5.4 million, respectively, to the noncontrolling interest holders. The Company used $1.4 million in both of the three months ended March 31, 2024 and 2023 to repay a portion of the outstanding indebtedness under our Original Term Loan.

Indebtedness

Senior Secured Credit Facilities

In connection with the Sponsor Acquisition, in January 2020, we entered into a credit agreement (the “Credit Agreement”) providing for (i) a term loan facility in an original aggregate principal amount of $575.0 million (the “Original Term Loan Facility”) and (ii) a revolving facility in an aggregate principal amount of up to $50.0 million. In connection with a transaction whereby we distributed proceeds to our pre-IPO owners and to partially repay a loan from our Founder, in October 2020, we entered into the Incremental Term Loan Facility (the “Incremental Term Loan Facility” and together with the Original Term Loan Facility, the “Senior Secured Credit Facilities”) in an original aggregate principal amount of $275.0 million. The Incremental Term Loan provides for additional senior secured term loans with substantially identical terms as the Original Term Loan Facility (other than the applicable margin). A portion of the net proceeds from our initial public offering was used to repay $200.0 million aggregate principal amount of our outstanding indebtedness under our Term Loan Facility in the three months ended March 31, 2021. The Credit Agreement was further amended in March 2023, pursuant to which the interest rate benchmark referenced to LIBOR was transitioned to SOFR. The borrower under the Credit Agreement is a wholly owned subsidiary of Bumble Holdings, Buzz Finco L.L.C. (the “Borrower”). The Credit Agreement contains affirmative and negative covenants and customary events of default.

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

Contractual Obligations and Contingencies

The following table summarizes our contractual obligations as of March 31, 2024:

	Payments due by period
(In thousands)	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
Long-term debt	$5,750	$619,875	$—	$—	$625,625
Operating leases	1,690	7,341	5,903	309	15,243
Other	9,836	2,542	—	—	12,378
Total	$17,276	$629,758	$5,903	$309	$653,246

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

The payments that we may be required to make under the tax receivable agreement to the pre-IPO owners may be significant and are not reflected in the contractual obligations table set forth above as they are dependent upon future taxable income. Assuming no material changes in the relevant tax law, and that we earn sufficient taxable income to realize all tax benefits that are subject to the tax receivable agreement, we expect future payments under the tax receivable agreement related to the Offering Transactions and subsequent activity through March 31, 2024 to aggregate to $709.8 million and to range over the next 15 years from approximately $16.7 million to $73.6 million per year and decline thereafter. In determining these estimated future payments, we have given retrospective effect to certain exchanges of Common Units for Class A shares that occurred after the IPO but were contemplated to have occurred pursuant to the Blocker Restructuring. The foregoing numbers are merely estimates, and the actual payments could differ materially. See Note 4, Payable to Related Parties Pursuant to a Tax Receivable Agreement, for additional information.

In connection with the Sponsor Acquisition in January 2020, we entered into a contingent consideration arrangement, consisting of an earn-out payment to the former shareholders of Worldwide Vision Limited of up to $150.0 million. The timing and amount of such payments, that we may be required to make, is not reflected in the contractual obligations table set forth above as the payment to the former shareholders of Worldwide Vision Limited is dependent upon the achievement of a specified return on invested capital by our Sponsor. See Note 11, Fair Value Measurements, in our 2023 Form 10-K for additional information.

In May 2023, the Company amended an agreement for third-party cloud services, which superseded and replaced the September 2022 agreement. Under the amended terms, the Company is committed to pay a minimum of $12.0 million over the period of 18 months. If at the end of the 18 months, or upon early termination, the Company has not reached the $12.0 million in spend, the Company will be required to pay for the difference between the sum of fees already incurred and the minimum commitment. As of March 31, 2024, our minimum commitment remaining is $6.7 million.

Critical Accounting Policies and Estimates

We have discussed the estimates and assumptions that we believe are critical because they involve a higher degree of judgment in their application and are based on information that is inherently uncertain in our 2023 Form 10-K for the year ended December 31, 2023. There have been no significant changes to these accounting policies and estimates for the three months ended March 31, 2024.

Related Party Transactions

For discussions of related party transactions, see Note 12, Related Party Transactions, to the condensed consolidated financial statements included in “Item 1 - Financial Statements (Unaudited).”

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Foreign Currency Exchange Risk

We conduct business in certain foreign markets, primarily in the United Kingdom and the European Union. For the three months ended March 31, 2024 and 2023, revenue outside of North America accounted for 46.4% and 41.1% of consolidated revenue, respectively. Our primary exposure to foreign currency exchange risk is the underlying user’s functional currency other than the U.S. Dollar, primarily the British Pound and Euro. As foreign currency exchange rates change, translation of the statements of operations of our international businesses into U.S. dollars affects year-over-year comparability of operating results. The average Euro versus the U.S. Dollar exchange rate was 1.2% higher in the three months ended March 31, 2024 compared to the three months ended March 31,

2023, respectively. The average British Pound versus the U.S. Dollar exchange rate was 4.4% higher in the three months ended March 31, 2024 compared to the three months ended March 31, 2023.

Historically, we have not hedged any foreign currency exposures. We have performed a sensitivity analysis as of March 31, 2024 and 2023. A hypothetical 10% change in British Pound and Euro, relative to the U.S. Dollar, would have changed revenue by $6.1 million and $5.0 million for the three months ended March 31, 2024 and 2023, respectively, with all other variables held constant. This accounts for 2% of total revenue for both the quarters ended March 31, 2024 and 2023. Our continued international expansion increases our exposure to exchange rate fluctuations and as a result such fluctuations could have a significant impact on our future results of operations.

Interest Rate Risk

At March 31, 2024, we had debt outstanding with a carrying value of $619.9 million. With consideration of the financial impact of our interest rate swaps, a hypothetical interest rate increase of 1% would have increased interest expense for the three months ended March 31, 2024 by $0.7 million based upon the outstanding debt balances and interest rates in effect during that period. See Note 9, Debt, within the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report.

Borrowings under our Senior Secured Credit Facilities bear interest at a variable market rate. In order to reduce the financial impact of increases in interest rates, the Company entered into two interest rate swaps for a total notional amount of $350 million on June 22, 2020, which were set to expire on June 30, 2024. In January 2024, we replaced these interest rate swaps and entered into new interest rate swaps for the same notional value of $350.0 million to extend the expiration from June 2024 to January 2027. The financial impact of the interest rate swaps is to fix the variable interest rate element on $350.0 million of the long-term debt at a rate of 3.18%.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2024, our disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Item 1A. Risk Factors.

For a discussion of our risk factors, see Part I, “Item 1A—Risk Factors” of our 2023 Form 10-K. Refer also to the other information set forth in this Quarterly Report on Form 10-Q, including in the “Special Note Regarding Forward-Looking Statements,” and in Part I, “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Item 1—Financial Statements (Unaudited)”.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

In May, 2023, we announced that our Board of Directors had approved a share repurchase program of up to $150.0 million of our outstanding Class A common stock. On November 7, 2023, the Company announced an increase in the share repurchase program authorized amount from $150.0 million to $300.0 million. In March 2024, the Company and Bumble Holdings entered into an agreement with Blackstone in a private transaction under the Company’s existing share repurchase program, whereby the Company agreed to repurchase 2.5 million shares of its Class A common stock beneficially owned by Blackstone and Bumble Holdings agreed to repurchase from Blackstone 2.0 million Common Units, which are exchangeable for shares of Class A common stock on a one-for-one basis, for an aggregate purchase price of $50.0 million. The program had $58.7 million remaining as of March 31, 2024. On May 8, 2024, the Company announced an increase in the share repurchase program authorized amount from $300.0 million to $450.0 million, which increased the amount available for repurchases under the program to $208.7 million. Share repurchases under the program will be made on a discretionary basis from time to time, subject to general business and market conditions and other investment opportunities, through open market purchases, privately negotiated transactions in compliance with Rule 10b-18 under the Exchange Act or other means, including through Rule 10b5-1 trading plans. The share repurchase program does not have an expiration date and may be suspended or discontinued at any time.

The following table sets forth purchases by the Company of its Class A common stock during the three months ended March 31, 2024 under this publicly announced share repurchase program.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share(1)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Approximate Dollar Value of Shares That May Yet Be Purchased Under Publicly Announced Plans or Programs(2)
January 1 - January 31, 2024	1,441,770	$13.87	1,441,770	$122,980,749
February 1 - February 29, 2024	—	—	—	122,980,749
March 1 - March 31, 2024 (3)	5,845,903	11.02	5,845,903	58,717,169
Total	7,287,673	$11.58	7,287,673	$58,717,169

(1) Average price paid per share includes costs associated with the repurchases (i.e. broker commissions, etc.) but excludes the 1% excise tax accrued on our share repurchases as a result of the Inflation Reduction Act of 2022.

(2) Represents the approximate dollar value of shares of Class A common stock that remained available for repurchase as of March 31, 2024. Amount includes broker commissions but excludes the impact of other costs and expenses related to the repurchase of shares, such as excise taxes or other transaction costs.

(3) Includes 1,996,487 Common Units, which are exchangeable for shares of Class A common stock on a one-for-one basis, repurchased from Blackstone by Bumble Holdings.

Item 5. Other Information.

Rule 10b5-1 Trading Plans

Our officers and directors from time to time may adopt trading plans to transact in Bumble Inc. securities for reasons such as satisfying vesting-related income tax requirements, investment diversification, or other personal reasons. During the three months ended March 31, 2024, certain of our officers and directors adopted a pre-arranged stock trading plan intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Securities Exchange Act of 1934, as amended (each such plan, a “Rule 10b5-1 Plan”), as described below.

Beehive Holdings III, LP, an entity controlled by Whitney Wolfe Herd, our Executive Chair, adopted a Rule 10b5-1 Plan on March 6, 2024. The plan provides for the potential exchange of up to 1,100,000 Common Units for an equivalent number of shares of Class A common stock pursuant and subject to the terms of the exchange agreement, dated as of February 10, 2021, by and among Bumble Inc., Buzz Holdings L.P. and holders of Common Units from time to time party thereto, and the associated sale of up to 1,100,000 shares of Class A common stock at certain specified limit prices.

Sissie Hsiao, a member of our Board of Directors, adopted a Rule 10b5-1 Plan on March 7, 2024. Ms. Hsiao’s plan provides for the sale of 8,203 shares of Class A common stock to be received from the vesting of restricted stock units (“RSUs”). The plan is intended to sell shares of Class A common stock to cover the income tax obligations related to the vesting of the RSUs.

Ann Mather, our Lead Director, adopted a Rule 10b5-1 Plan on March 8, 2024. Ms. Mather’s plan provides for the sale of 7,492 shares of Class A common stock to be received from the vesting of RSUs (the intent of such sale being to cover the income tax obligations related to the vesting of the RSUs) and the potential sale of an additional 7,491 shares of Class A common stock which is subject to a specified limit price.

Mses. Wolfe Herd’s, Hsiao’s and Mather’s plans will expire on October 23, 2024, October 4, 2024 and September 8, 2024, respectively, or upon the earlier completion of all authorized transactions under the plan or if the trading arrangement is otherwise terminated according to its terms.

Each of the Rule 10b5-1 Plans described above was adopted in accordance with our Securities Trading Policy.

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

3.1	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on February 16, 2021).
3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on February 16, 2021).
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1*	Section 13(r) Disclosure.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.

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

BUMBLE INC.

Date: May 9, 2024	By:	/s/ Lidiane S. Jones
Lidiane S. Jones
Chief Executive Officer

Date: May 9, 2024	By:	/s/ Anuradha B. Subramanian
Anuradha B. Subramanian
Chief Financial Officer