Form 10-Q
period 2024-06-30
Bumble Inc.
filed 2024-08-08
CIK 1830043

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of July 31, 2024, Bumble Inc. had 126,539,671 shares of Class A common stock, par value $0.01 per share, outstanding and 20 shares of Class B common stock, par value $0.01 per share, outstanding.

SPECIAL NOTE REGARDING Forward-Looking Statements

This Quarterly Report on Form 10-Q, or this Quarterly Report, contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements reflect the current views of management of Bumble Inc. with respect to, among other things, its operations, its financial performance, its industry, and its business. Forward-looking statements include all statements that are not historical facts. In some cases, you can identify these forward-looking statements by the use of words such as “outlook,” “believe(s),” “expect(s),” “potential,” “continue(s),” “may,” “will,” “should,” “could,” “would,” “seek(s),” “predict(s),” “intend(s),” “trends,” “plan(s),” “estimate(s),” “anticipates,” “projection,” “will likely result” and or the negative version of these words or other comparable words of a future or forward-looking nature. Such forward-looking statements are subject to various risks and uncertainties. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements. These factors include, but are not limited to, the following:

•
our ability to retain existing users or attract new users and to convert users to paying users
•
competition and changes in the competitive landscape of our market
•
our ability to distribute our dating products through third parties, such as Apple App Store or Google Play Store, and offset related fees
•
our ability to maintain the value and reputation of our brands
•
risks relating to changes to our existing brands and products, or the introduction or acquisition of new brands or products
•
risks relating to certain of our international operations, including geopolitical conditions and successful expansion into new markets
•
the impact of data security breaches or cyber attacks on our systems and the costs of remediation related to any such incidents
•
challenges with properly managing the use of artificial intelligence
•
our ability to obtain, maintain, protect and enforce intellectual property rights and successfully defend against claims of infringement, misappropriation or other violations of third-party intellectual property
•
our ability to comply with complex and evolving U.S. and international laws and regulations relating to our business, including data privacy laws
•
our substantial indebtedness
•
control of us by Blackstone and our Founder (each, as defined below)
•
the outsized voting rights of Blackstone and our Founder
•
the risk that the costs and charges related to our global workforce reduction and restructuring of our operations and its expected impact may be greater than anticipated or incurred in different periods than anticipated
•
the risk that our restructuring efforts may not generate their intended benefits to the extent or as quickly as anticipated
•
our ability to attract, hire and retain a highly qualified and diverse workforce, or maintain our corporate culture
•
changes in business or macroeconomic conditions, including the impact of widespread health emergencies or pandemics and measures taken in response, lower consumer confidence in our business or in the online dating industry generally, recessionary conditions, increased unemployment rates, stagnant or declining wages, changes in inflation or interest rates, geopolitical events, political unrest (which may be heightened in a U.S. presidential election year), armed conflicts, including conflicts in Eastern Europe and the Middle East, extreme weather events or natural disasters
•
foreign currency exchange rate fluctuations

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
•
“Reorganization Transactions” refer to certain transactions that occurred prior to the completion of the IPO which were accounted for as a reorganization of entities under common control, as further described in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations―Factors Affecting the Comparability of Our Results of Operations―Reorganization Transactions.”
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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

Bumble Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share information)

(Unaudited)

	June 30, 2024	December 31, 2023
ASSETS
Cash and cash equivalents	$286,664	$355,642
Accounts receivable (net of allowance of $600 and $648, respectively)	101,800	102,677
Other current assets	31,121	34,732
Total current assets	419,585	493,051
Right-of-use assets	13,264	15,425
Property and equipment (net of accumulated depreciation of $18,774 and $15,831, respectively)	10,062	12,462
Goodwill	1,584,546	1,585,750
Intangible assets, net	1,455,658	1,484,290
Deferred tax assets, net	24,245	27,029
Other noncurrent assets	16,880	7,120
Total assets	$3,524,240	$3,625,127
LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$5,839	$4,611
Deferred revenue	46,702	48,749
Accrued expenses and other current liabilities	117,902	185,799
Current portion of long-term debt, net	5,750	5,750
Total current liabilities	176,193	244,909
Long-term debt, net	613,194	615,176
Deferred tax liabilities, net	4,521	5,673
Payable to related parties pursuant to a tax receivable agreement	419,323	407,389
Other long-term liabilities	13,011	14,707
Total liabilities	1,226,242	1,287,854
Commitments and contingencies (Note 14)
Shareholders’ equity:
Class A common stock (par value $0.01 per share, 6,000,000,000 shares authorized; 139,592,347 shares issued and 126,468,688 shares outstanding as of June 30, 2024; 138,520,102 shares issued and 130,687,629 shares outstanding as of December 31, 2023)	1,396	1,385
Class B common stock (par value $0.01 per share, 1,000,000 shares authorized; 20 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively)	—	—
Preferred stock (par value $0.01; authorized 600,000,000 shares; no shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively)	—	—
Additional paid-in capital	1,771,155	1,772,449
Treasury stock (13,123,659 and 7,832,473 shares as of June 30, 2024 and December 31, 2023, respectively)	(119,364)	(73,764)
Accumulated deficit	(77,113)	(144,084)
Accumulated other comprehensive income	76,853	79,029
Total Bumble Inc. shareholders’ equity	1,652,927	1,635,015
Noncontrolling interests	645,071	702,258
Total shareholders’ equity	2,297,998	2,337,273
Total liabilities and shareholders’ equity	$3,524,240	$3,625,127

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Bumble Inc.

Condensed Consolidated Statements of Operations

(In thousands, except per share information)

(Unaudited)

	Three Months Ended June 30, 2024	Three Months Ended June 30, 2023	Six Months Ended June 30, 2024	Six Months Ended June 30, 2023
Revenue	$268,615	$259,735	$536,390	$502,683
Operating costs and expenses:
Cost of revenue	80,041	76,737	161,330	147,317
Selling and marketing expense	67,562	65,329	131,179	128,919
General and administrative expense	36,329	43,298	57,185	93,129
Product development expense	15,705	36,233	51,722	69,385
Depreciation and amortization expense	17,024	16,967	34,230	33,698
Total operating costs and expenses	216,661	238,564	435,646	472,448
Operating earnings (loss)	51,954	21,171	100,744	30,235
Interest income (expense), net	(9,082)	(6,110)	(18,000)	(11,329)
Other income (expense), net	(558)	(2,969)	917	(6,530)
Income (loss) before income taxes	42,314	12,092	83,661	12,376
Income tax benefit (provision)	(4,628)	(2,743)	(12,102)	(5,356)
Net earnings (loss)	37,686	9,349	71,559	7,020
Net earnings (loss) attributable to noncontrolling interests	10,291	2,596	19,547	1,878
Net earnings (loss) attributable to Bumble Inc. shareholders	$27,395	$6,753	$52,012	$5,142
Net earnings (loss) per share attributable to Bumble Inc. shareholders
Basic earnings (loss) per share	$0.22	$0.05	$0.41	$0.04
Diluted earnings (loss) per share	$0.22	$0.05	$0.41	$0.04

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Bumble Inc.

Condensed Consolidated Statements of Comprehensive Operations

(In thousands)

(Unaudited)

	Three Months Ended June 30, 2024	Three Months Ended June 30, 2023	Six Months Ended June 30, 2024	Six Months Ended June 30, 2023
Net earnings (loss)	$37,686	$9,349	$71,559	$7,020
Other comprehensive income (loss), net of tax:
Change in foreign currency translation adjustment	(19)	2,905	(2,980)	5,725
Total other comprehensive income (loss), net of tax	(19)	2,905	(2,980)	5,725
Comprehensive income (loss)	37,667	12,254	68,579	12,745
Comprehensive income (loss) attributable to noncontrolling interests	10,286	3,406	18,743	3,474
Comprehensive income (loss) attributable to Bumble Inc. shareholders	$27,381	$8,848	$49,836	$9,271

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Bumble Inc.

Condensed Consolidated Statements of Changes in Equity

Three months ended June 30, 2024

(In thousands, except per share amounts)

(Unaudited)

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Treasury Stock		Accumulated	Accumulated Other Comprehensive	Total Bumble Inc. Shareholders'	Noncontrolling	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Income	Equity	Interests	Equity
Balance as of March 31, 2024	139,237,906	$1,392	20	$—	$1,764,917	13,123,659	$(119,364)	$(119,467)	$76,867	1,604,345	$658,852	$2,263,197
Net earnings (loss)	—	—	—	—	—	—	—	27,395	—	27,395	10,291	37,686
Stock-based compensation expense	—	—	—	—	1,640	—	—	—	—	1,640	599	2,239
Cancellation of restricted shares	(4,676)	—	—	—	(22)	—	—	—	—	(22)	22	—
Restricted stock units issued, net of shares withheld for taxes	359,117	4	—	—	4,620	—	—	—	—	4,624	(6,832)	(2,208)
Partnership tax distributions	—	—	—	—	—	—	—	14,959	—	14,959	(17,856)	(2,897)
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	—	—	(14)	(14)	(5)	(19)
Balance as of June 30, 2024	139,592,347	$1,396	20	$—	$1,771,155	13,123,659	$(119,364)	$(77,113)	$76,853	$1,652,927	$645,071	$2,297,998

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Bumble Inc.

Condensed Consolidated Statements of Changes in Equity

Three months ended June 30, 2023

(In thousands, except per share amounts)

(Unaudited)

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Treasury Stock		Accumulated	Accumulated Other Comprehensive	Total Bumble Inc. Shareholders'	Noncontrolling	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Income	Equity	Interests	Equity
Balance as of March 31, 2023	137,571,188	$1,376	20	$—	$1,787,802	—	$—	$(141,482)	$76,511	$1,724,207	$712,489	$2,436,696
Net earnings (loss)	—	—	—	—	—	—	—	6,753	—	6,753	2,596	9,349
Stock-based compensation expense	—	—	—	—	(50,767)	—	—	—	—	(50,767)	85,003	34,236
Restricted stock units issued, net of shares withheld for taxes	179,976	2	—	—	(1,254)	—	—	—	—	(1,252)	(880)	(2,132)
Exchange of Common Units for Class A common stock	20,532	—	—	—	11	—	—	—	—	11	(11)	—
Distribution to noncontrolling interest holders	—	—	—	—	—	—	—	—	—	—	(13,832)	(13,832)
Share repurchases	—	—	—	—	—	1,320,372	(15,743)	—	—	(15,743)	(5,147)	(20,890)
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	—	—	2,095	2,095	810	2,905
Balance as of June 30, 2023	137,771,696	$1,378	20	$—	$1,735,792	1,320,372	$(15,743)	$(134,729)	$78,606	$1,665,304	$781,028	$2,446,332

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Bumble Inc.

Condensed Consolidated Statements of Changes in Equity

Six months ended June 30, 2024

(In thousands, except per share amounts)

(Unaudited)

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Treasury Stock		Accumulated	Accumulated Other Comprehensive	Total Bumble Inc. Shareholders'	Noncontrolling	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Income	Equity	Interests	Equity
Balance as of December 31, 2023	138,520,102	$1,385	20	$—	$1,772,449	7,832,473	$(73,764)	$(144,084)	$79,029	$1,635,015	$702,258	$2,337,273
Net earnings (loss)	—	—	—	—	—	—	—	52,012	—	52,012	19,547	71,559
Stock-based compensation expense	—	—	—	—	1,855	—	—	—	—	1,855	678	2,533
Impact of Tax Receivable Agreement due to exchanges of Common Units	—	—	—	—	(12,001)	—	—	—	—	(12,001)	—	(12,001)
Cancellation of restricted shares	(24,630)	—	—	—	(115)	—	—	—	—	(115)	115	—
Restricted stock units issued, net of shares withheld for taxes	1,090,425	11	—	—	8,855	—	—	—	—	8,866	(16,771)	(7,905)
Exchange of Common Units for Class A common stock	6,450	—	—	—	112	—	—	—	—	112	(112)	—
Purchase of common stock	—	—	—	—	—	5,291,186	(45,600)	—	—	(45,600)	8,044	(37,556)
Purchase of Common Units	—	—	—	—	—	—	—	—	—	—	(47,307)	(47,307)
Partnership tax distributions	—	—	—	—	—	—	—	14,959	—	14,959	(20,577)	(5,618)
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	—	—	(2,176)	(2,176)	(804)	(2,980)
Balance as of June 30, 2024	139,592,347	$1,396	20	$—	$1,771,155	13,123,659	$(119,364)	$(77,113)	$76,853	$1,652,927	$645,071	$2,297,998

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Bumble Inc.

Condensed Consolidated Statements of Changes in Equity

Six months ended June 30, 2023

(In thousands, except per share amounts)

(Unaudited)

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Treasury Stock		Accumulated	Accumulated Other Comprehensive	Total Bumble Inc. Shareholders'	Noncontrolling	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Income	Equity	Interests	Equity
Balance as of December 31, 2022	129,774,299	$1,298	20	$—	$1,691,911	$—	$—	$(139,871)	$74,477	$1,627,815	$825,764	$2,453,579
Net earnings (loss)	—	—	—	—	—	—	—	5,142	—	5,142	1,878	7,020
Stock-based compensation expense	—	—	—	—	(21,510)	—	—	—	—	(21,510)	85,003	63,493
Impact of Tax Receivable Agreement due to exchanges of Common Units	—	—	—	—	(31,389)	—	—	—	—	(31,389)	—	(31,389)
Cancellation of restricted shares	(1,829)	—	—	—	(27)	—	—	—	—	(27)	27	—
Restricted stock units issued, net of shares withheld for taxes	753,456	8	—	—	(8,382)	—	—	—	—	(8,374)	(3,591)	(11,965)
Exchange of Common Units for Class A common stock	7,245,770	72	—	—	105,189	—	—	—	—	105,261	(105,261)	—
Distribution to noncontrolling interest holders	—	—	—	—	—	—	—	—	—	—	(19,241)	(19,241)
Share repurchases	—	—	—	—	—	1,320,372	(15,743)	—	—	(15,743)	(5,147)	(20,890)
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	—	—	4,129	4,129	1,596	5,725
Balance as of June 30, 2023	137,771,696	$1,378	20	$—	$1,735,792	1,320,372	$(15,743)	$(134,729)	$78,606	$1,665,304	$781,028	$2,446,332

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Bumble Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30, 2024	Six Months Ended June 30, 2023
Cash flows from operating activities:
Net earnings (loss)	$71,559	$7,020
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization expense	34,230	33,698
Changes in fair value of interest rate swaps	(1,692)	5,233
Changes in fair value of contingent earn-out liability	(19,343)	(12,933)
Non-cash lease expense	1,783	1,747
Tax receivable agreement liability remeasurement expense	230	—
Deferred income tax	1,486	(5,516)
Stock-based compensation expense	2,115	62,132
Net foreign exchange difference	658	(327)
Other, net	(2,459)	22,700
Changes in assets and liabilities:
Accounts receivable	2,662	(30,981)
Other current assets	(3,945)	(2,256)
Accounts payable	1,160	5,234
Deferred revenue	(2,047)	1,954
Legal liabilities	(25,228)	(18,250)
Lease liabilities	(752)	(1,982)
Accrued expenses and other current liabilities	(24,997)	(11,329)
Other, net	(75)	(44)
Net cash provided by (used in) operating activities	35,345	56,100
Cash flows from investing activities:
Capital expenditures	(4,531)	(9,210)
Acquisition of business, net of cash acquired	—	(9,877)
Net cash provided by (used in) investing activities	(4,531)	(19,087)
Cash flows from financing activities:
Repayment of term loan	(2,875)	(2,875)
Distributions paid to noncontrolling interest holders	(5,618)	(19,241)
Share repurchases	(62,108)	(20,890)
Purchase of Common Units	(22,155)	—
Withholding tax paid on behalf of employees on stock-based awards	(8,247)	(11,694)
Net cash provided by (used in) financing activities	(101,003)	(54,700)
Effects of exchange rate changes on cash and cash equivalents	1,217	(4,536)
Net increase (decrease) in cash and cash equivalents and restricted cash	(68,972)	(22,223)
Cash and cash equivalents and restricted cash, beginning of the period	359,202	407,042
Cash and cash equivalents and restricted cash, end of the period	290,230	384,819
Less restricted cash	(3,566)	(3,800)
Cash and cash equivalents, end of the period	$286,664	$381,019

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

Assuming the exchange of all outstanding Common Units for shares of Class A common stock on a one-for-one basis under the exchange agreement entered into by holders of Common Units, there would be 172,710,243 shares of Class A common stock outstanding (which does not reflect any shares of Class A common stock issuable in exchange for as-converted Incentive Units or upon settlement of certain other interests) as of June 30, 2024.

All references to the “Company,” “we,” “our” or “us” in this report are to Bumble Inc.

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

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

Note 2 - Summary of Selected Significant Accounting Policies

Included below are selected significant accounting policies including those that were added or modified during the six months ended June 30, 2024 as a result of new transactions entered into or the adoption of new accounting policies. Refer to Note 2, Summary of Selected Significant Accounting Policies, within the annual consolidated financial statements in our 2023 Form 10-K for the full list of our significant accounting policies.

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

In May 2023, the Company announced that the Board of Directors approved a share repurchase program of up to $150.0 million of its outstanding Class A common stock with repurchases under the program to be made on a discretionary basis from time to time, subject to general business and market conditions and other investment opportunities, through open market purchases or other means, including privately negotiated transactions. The Company announced increases in the share repurchase program authorized amount from $150.0 million to $300.0 million in November 2023 and from $300.0 million to $450.0 million in May 2024. There were no share repurchases during the three months ended June 30, 2024. During the six months ended June 30, 2024, share repurchases included 5.3 million shares of Class A common stock and 2.0 million Common Units for $84.4 million, excluding excise tax obligations. During the three and six months ended June 30, 2023, share repurchases included 1.3 million shares of Class A common stock for $20.9 million. As of June 30, 2024, a total of $208.7 million remains available for repurchase under the repurchase program.

See Note 12, Related Party Transactions, for additional information on share repurchases from Blackstone.

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

During the three and six months ended June 30, 2024 and 2023, there were no customers representing greater than 10% of total revenue.

For the periods presented, revenue across apps was as follows (in thousands):

	Three Months Ended June 30, 2024	Three Months Ended June 30, 2023	Six Months Ended June 30, 2024	Six Months Ended June 30, 2023
Bumble App	$217,984	$207,977	$433,740	$402,254
Badoo App and Other	50,631	51,758	102,650	100,429
Total Revenue	$268,615	$259,735	$536,390	$502,683

Deferred Revenue

Deferred revenue consists of advance payments that are received or are contractually due in advance of the Company's performance. The Company’s deferred revenue is reported on a contract by contract basis at the end of each reporting period. The Company classifies deferred revenue as current when the term of the applicable subscription period or expected completion of the performance obligation is one year or less. The deferred revenue balance is $46.7 million and $48.7 million as of June 30, 2024 and December 31, 2023, respectively, all of which is classified as a current liability. During the three months ended June 30, 2024 and 2023, the Company recognized revenue of $6.6 million and $11.6 million, respectively, which was included in the deferred revenue balance at the beginning of each respective period. During the six months ended June 30, 2024 and 2023, the Company recognized revenue of $44.2 million and $46.2 million, respectively, that was included in the deferred revenue balance at the beginning of each respective period.

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

In March 2024, the FASB issued ASU 2024-01, Compensation - Stock Compensation (Topic 718): Scope Application of Profits Interest and Similar Awards. The ASU clarifies how an entity determines whether a profits interest or similar award is within the scope of Topic 718 or is not a share-based payment arrangement and therefore within the scope of other guidance. Entities can apply the amendments either retrospectively to all prior periods presented in the financial statements or prospectively to profits interest and similar awards granted or modified on or after the date of adoption. If prospective application is elected, an entity must disclose the nature of and reason for the change in accounting principle. ASU 2024-01 is effective for the Company beginning in the first quarter of 2025. The Company is currently evaluating the impact of adopting this ASU on its consolidated financial statements and disclosures.

The Company considers the applicability and impact of all recently issued accounting pronouncements. Recent accounting pronouncements not specifically identified in our disclosures are not applicable to the Company.

Note 3 - Income Taxes

The Company is subject to U.S. federal and state income taxes and files consolidated income tax returns for U.S. federal and certain state jurisdictions with respect to its allocable share of any net taxable income of Bumble Holdings. The subsidiaries of Bumble Holdings are also subject to income taxes in the foreign jurisdictions in which they operate. For the three and six months ended June 30, 2024, the Company's effective tax rate was 10.9% and 14.5%, respectively, which differs from the U.S. federal statutory tax rate of 21% primarily due to the geographical distribution of our earnings, income attributable to noncontrolling interests, nondeductible stock-based compensation, the impact of Pillar Two minimum taxes, and a valuation allowance recorded against certain deferred tax assets arising in the current year.

For the three and six months ended June 30, 2023, our effective tax rate was 22.7% and 43.3%, respectively, which differs from the U.S. federal statutory tax rate of 21% primarily due to the geographical distribution of our earnings, income attributable to noncontrolling interests, nondeductible stock-based compensation, and a valuation allowance recorded against certain deferred tax assets arising in the current year.

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

We have determined that it is more likely than not that we will be unable to realize tax benefits related to certain basis adjustments and acquired net operating losses that were received in connection with the Reorganization Transactions and our IPO. As a result of this determination, we have not recorded the benefit of these deferred tax assets as of June 30, 2024. At the time of the Sponsor Acquisition, the assets and liabilities of Bumble Holdings were adjusted to fair value on the closing date of the business combination for both financial reporting and income tax purposes. As a result of the IPO, we inherited certain tax benefits associated with this stepped-up basis (“Common Basis”) created when certain pre-IPO owners acquired their interests in Bumble Holdings in the Sponsor Acquisition. This Common Basis entitles us to the depreciation and amortization deductions previously allocable to the pre-IPO owners. Based on current projections, we anticipate having sufficient taxable income to be able to realize the benefit of this Common Basis and have recorded a tax receivable agreement liability to related parties of $419.3 million related to these benefits as of June 30, 2024. To the extent that we determine that we are able to realize the tax benefits associated with the basis adjustments and net operating losses, we would record an additional liability of $290.5 million for a total liability of $709.8 million. If, in the future, we are not able to utilize the Common Basis, we would record a reduction in the tax receivable agreement liability to related parties that would result in a benefit recorded within our consolidated statements of operations. During the six months ended June 30, 2024, our tax receivable agreement liability decreased by a net $10.9 million due to the following: (1) a $23.1 million decrease from tax receivable agreement payments made during the first quarter of 2024, and (2) an offsetting increase of $12.2 million, primarily due to the effects of the repurchase of Common Units in Bumble Holdings from Blackstone entities and the common stock repurchases completed in the first quarter of 2024.

Note 5 - Goodwill and Intangible Assets, net

Goodwill

The changes in the carrying amount of goodwill for the period presented are as follows (in thousands):

Balance as of December 31, 2023	$1,585,750
Foreign currency translation adjustment	(1,204)
Balance as of June 30, 2024	$1,584,546

There were no impairment charges recorded for goodwill for the three and six months ended June 30, 2024 and 2023.

Intangible Assets, net

A summary of the Company’s intangible assets, net is as follows (in thousands):

	June 30, 2024
	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment Losses	Net Carrying Amount	Weighted- Average Remaining Useful Life (Years)
Brands - indefinite-lived	$1,511,269	$—	$(141,000)	$1,370,269	Indefinite
Brands - definite-lived	42,208	(6,757)	—	35,451	11.8
Developed technology	249,351	(218,743)	—	30,608	0.7
User base	113,736	(113,291)	—	445	0.4
White label contracts	33,384	(6,953)	(26,431)	—	—
Other	31,340	(12,455)	—	18,885	3.8
Total intangible assets, net	$1,981,288	$(358,199)	$(167,431)	$1,455,658

	December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment Losses	Net Carrying Amount	Weighted- Average Remaining Useful Life (Years)
Brands - indefinite-lived	$1,511,269	$—	$(141,000)	$1,370,269	Indefinite
Brands - definite-lived	43,309	(5,301)	—	38,008	12.3
Developed technology	249,470	(193,777)	—	55,693	1.1
User base	113,760	(113,154)	—	606	0.5
White label contracts	33,384	(6,953)	(26,431)	—	—
Other	28,549	(8,835)	—	19,714	3.9
Total intangible assets, net	$1,979,741	$(328,020)	$(167,431)	$1,484,290

Amortization expense related to intangible assets, net for the three months ended June 30, 2024 and 2023 was $15.3 million and $14.6 million, respectively, and for the six months ended June 30, 2024 and 2023 was $30.7 million and $28.9 million, respectively.

Note 6 - Restructuring Charges

On February 27, 2024, the Company announced that it adopted a restructuring plan (the “Restructuring Plan”) to reduce its global workforce by approximately 350 roles to better align its operating model with future strategic priorities and to drive stronger operating leverage. The Restructuring Plan is expected to be completed in the third quarter of 2024, and we expect to incur approximately $20.0 million to $22.0 million of total non-recurring charges through the third quarter of 2024, consisting primarily of employee severance, benefits, and related charges for impacted employees. The following table presents the total non-recurring restructuring charges by function for the periods indicated (in thousands):

	Three Months Ended June 30, 2024	Six Months Ended June 30, 2024
Cost of revenue	$85	$1,006
Selling and marketing	163	3,247
General and administrative	1,482	6,072
Product development	1,427	9,448
Total	$3,157	$19,773

As of June 30, 2024, the $4.6 million remaining restructuring liability consists primarily of accrued severance costs, which are included in "Accrued expenses and other current liabilities" in the accompanying condensed consolidated balance sheets.

The following table summarizes the restructuring-related liabilities (in thousands):

	Employee Related Benefits	Other	Total
Balance as of December 31, 2023	$—	$—	$—
Restructuring charges	18,445	1,328	19,773
Cash payments	(14,662)	(546)	(15,208)
Balance as of June 30, 2024	$3,783	$782	$4,565

Note 7 - Other Financial Data

Consolidated Balance Sheets Information

Other current assets are comprised of the following balances (in thousands):

	June 30, 2024	December 31, 2023
Capitalized aggregator fees	$11,863	$12,390
Prepayments	12,485	9,831
Other current assets	6,773	12,511
Total other current assets	$31,121	$34,732

Accrued expenses and other current liabilities are comprised of the following balances (in thousands):

	June 30, 2024	December 31, 2023
Legal liabilities	$40,532	$65,761
Payroll and related expenses	19,503	29,355
Marketing expenses	23,477	22,622
Professional fees	10,439	8,724
Lease liabilities	1,716	1,171
Income tax payable	5,319	958
Contingent earn-out liability	3,415	22,758
Payable to related parties pursuant to a tax receivable agreement	—	22,807
Other accrued expenses and other payables	13,501	11,643
Total accrued expenses and other current liabilities	$117,902	$185,799

Other long-term liabilities are comprised of the following balances (in thousands):

	June 30, 2024	December 31, 2023
Lease liabilities	$11,606	$13,273
Other liabilities	1,405	1,434
Total other liabilities	$13,011	$14,707

Note 8 - Fair Value Measurements

The following tables present the Company’s financial instruments that are measured at fair value on a recurring basis (in thousands):

	June 30, 2024
	Level 1	Level 2	Level 3	Total Fair Value Measurements
Assets:
Cash equivalent - money market funds	$170,867	$—	$—	$170,867
Derivative asset	—	9,980	—	9,980
Investments in equity securities	—	—	1,690	1,690
	$170,867	$9,980	$1,690	$182,537
Liabilities:
Contingent earn-out liability	$—	$—	$3,415	$3,415
	$—	$—	$3,415	$3,415

	December 31, 2023
	Level 1	Level 2	Level 3	Total Fair Value Measurements
Assets:
Cash equivalent - money market funds	$237,087	$—	$—	$237,087
Derivative asset	—	8,288	—	8,288
Investments in equity securities	—	—	1,735	1,735
	$237,087	$8,288	$1,735	$247,110
Liabilities:
Contingent earn-out liability	$—	$—	$22,758	$22,758
	$—	$—	$22,758	$22,758

There were no transfers between levels between June 30, 2024 and December 31, 2023.

The carrying value of accounts receivable, accounts payable, income tax payable, accrued expenses and other payables approximate their fair values due to the short-term maturities of these instruments.

The Company uses interest rate derivative instruments to manage the risk related to fluctuating cash flows from interest rate changes on the debt. These instruments are not designated as hedges for accounting purposes and are recorded in “Other current assets,” “Other noncurrent assets,” “Accrued expense and other current liabilities” or “Other long-term liabilities,” with changes in fair value recognized in “Other income (expense), net.” The Company's derivative asset, which consists of interest rate swaps, is measured at fair value on a recurring basis using observable market data (Level 2) and totaled $10.0 million and $8.3 million as of June 30, 2024 and December 31, 2023, respectively. The fair value of interest rate swaps is estimated using a combined income and market-based valuation methodology based on Level 2 inputs, including forward interest rate yield curves obtained from independent pricing services. Derivative assets are included in “Other noncurrent assets” as of June 30, 2024 and “Other current assets” as of December 31, 2023 in the accompanying condensed consolidated balance sheets.

The Company’s contingent earn-out liability is measured at fair value on a recurring basis using significant unobservable inputs (Level 3) and totaled $3.4 million and $22.8 million as of June 30, 2024 and December 31, 2023, respectively. Contingent earn-out liability is included in “Accrued expenses and other current liabilities” in the accompanying condensed consolidated balance sheets.

As of June 30, 2024, there is a contingent consideration arrangement, consisting of an earn-out payment to former shareholders of Worldwide Vision Limited of up to $150.0 million. The Company determined the fair value of the contingent earn-out liability by using a probability-weighted analysis to determine the amount of the liabilities, and, if the arrangement is long-term in nature, applying a discount rate that captures the risks associated with the duration of the obligation. The number of scenarios in the probability-weighted analyses vary; generally, more scenarios are prepared for longer duration and more complex arrangements. As of June 30, 2024 and December 31, 2023, the fair value of the contingent earn-out liability reflects a risk-free rate of 5.2% and 5.0%, respectively.

The Company classified contingent earn-out arrangements as liabilities at the time of the acquisition, as they will be settled in cash, and remeasures the fair values of the contingent earn-out liabilities each reporting period thereafter until settled. The fair value of the contingent earn-out liabilities are sensitive to changes in the stock price, discount rates and the timing of the future payments, which are based upon estimates of future achievement of the performance metrics. Changes in fair values of contingent earn-out liabilities are recognized in “General and administrative expense” in the accompanying condensed consolidated statements of operations. The change in fair value of the contingent earn-out liability was $(3.7) million and $(12.3) million for the three months ended June 30, 2024 and 2023, respectively, and $(19.3) million and $(12.9) million for the six months ended June 30, 2024 and 2023, respectively.

Note 9 - Debt

Total debt is comprised of the following (in thousands):

	June 30, 2024	December 31, 2023
Term Loan due January 29, 2027	$624,188	$627,063
Less: unamortized debt issuance costs	5,244	6,137
Less: current portion of debt, net	5,750	5,750
Total long-term debt, net	$613,194	$615,176

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

On October 19, 2020, the Company entered into the Amendment No. 1 to the Credit Agreement, which provides for incremental borrowing of an aggregate principal amount of $275.0 million (the “Incremental Term Loan,” and collectively with the Original Term Loan, the “Term Loans”).

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

The interest rates in effect for the Original Term Loan and the Incremental Term Loan as of June 30, 2024 were 8.21% and 8.68%, respectively. The Original Term Loan Facility amortizes in equal quarterly installments in aggregate annual amounts equal to 1.00% of the principal amount of the Original Term Loan Facility outstanding as of the date of the closing of the Original Term Loan Facility, with the balance being payable at maturity on January 29, 2027. The Incremental Term Loan Facility amortizes in equal quarterly installments in aggregate annual amounts equal to 1.00% of the principal amount of the Incremental Term Loan Facility outstanding as of the date of the closing of the Incremental Term Loan Facility, with the balance being payable at maturity on January 29, 2027. Following the $200.0 million aggregate principal payment of amount of outstanding indebtedness during the three months ended March 31, 2021 quarterly installment payments on the Incremental Term Loan Facility are no longer required for the remaining term of the facility. Principal amounts outstanding under the Revolving Credit Facility are due and payable in full at maturity on January 29, 2025. As of June 30, 2024, and at all times during the six months ended June 30, 2024, the Company was in compliance with the financial debt covenants.

As the loans are issued with a floating rate of interest, the Company believes that the fair value of the obligations is approximated by the principal amount of the loans as of June 30, 2024. The carrying value of the Term Loans includes the outstanding principal amount, less unamortized debt issuance costs. Therefore, the Company assumes the carrying value of the debt, before any transaction costs, would closely approximate the fair value of the loan obligation with the assumptions above.

Note 10 - Earnings (Loss) per Share

The following table sets forth a reconciliation of the numerators used to compute the Company's basic and diluted earnings (loss) per share (in thousands):

	Three Months Ended June 30, 2024	Three Months Ended June 30, 2023	Six Months Ended June 30, 2024	Six Months Ended June 30, 2023
Numerator:
Net earnings (loss)	$37,686	$9,349	$71,559	$7,020
Net earnings (loss) attributable to noncontrolling interests	10,291	2,596	19,547	1,878
Net earnings (loss) attributable to Bumble Inc. shareholders	$27,395	$6,753	$52,012	$5,142

The following table sets forth the computation of the Company's basic and diluted earnings (loss) per share (in thousands, except share amounts, and per share amounts):

	Three Months Ended June 30, 2024	Three Months Ended June 30, 2023	Six Months Ended June 30, 2024	Six Months Ended June 30, 2023
Basic earnings (loss) per share attributable to common stockholders
Numerator
Allocation of net earnings (loss) attributable to Bumble Inc. shareholders	$27,395	$6,752	$52,040	$4,967
Less: net earnings (loss) attributable to participating securities	4	4	12	3
Net earnings (loss) attributable to common stockholders	$27,391	$6,748	$52,028	$4,964
Denominator
Weighted average number of shares of Class A common stock outstanding	126,247,418	137,123,855	127,490,453	134,538,476
Basic earnings (loss) per share attributable to common stockholders	$0.22	$0.05	$0.41	$0.04

Diluted earnings (loss) per share attributable to common stockholders
Numerator
Allocation of net earnings (loss) attributable to Bumble Inc. shareholders	$27,240	$6,700	$51,671	$4,904
Increase in net earnings (loss) attributable to common shareholders upon conversion of potentially dilutive Common Units	—	2,649	—	2,116
Less: net earnings (loss) attributable to participating securities	4	4	12	3
Net earnings (loss) attributable to common stockholders	$27,236	$9,345	$51,659	$7,017
Denominator
Number of shares used in basic computation	126,247,418	137,123,855	127,490,453	134,538,476
Add: weighted-average effect of dilutive securities
RSUs	—	710,608	—	1,179,172
Common Units to convert to Class A Common Stock	—	53,542,967	—	56,916,333
Weighted average shares of Class A common stock outstanding used to calculate diluted earnings (loss) per share	126,247,418	191,377,430	127,490,453	192,633,981
Diluted earnings (loss) per share attributable to common stockholders	$0.22	$0.05	$0.41	$0.04

The following table sets forth potentially dilutive securities that were excluded from the diluted earnings (loss) per share computation because the effect would be anti-dilutive, or issuance of such shares is contingent upon the satisfaction of certain conditions which were not satisfied by the end of the periods:

	Three Months Ended June 30, 2024	Three Months Ended June 30, 2023	Six Months Ended June 30, 2024	Six Months Ended June 30, 2023
Time-vesting awards:
Options	5,820,492	3,819,104	5,820,492	3,819,104
RSUs	6,247,746	3,589,951	6,247,746	2,395,779
Incentive units	1,090,930	641,383	1,090,930	366,393
Total time-vesting awards	13,159,168	8,050,438	13,159,168	6,581,276

Exit-vesting awards:
Options	58,062	79,908	58,062	79,908
RSUs	179,714	148,134	179,714	6,060
Incentive units	1,164,049	1,294,451	1,164,049	980,936
Total exit-vesting awards	1,401,825	1,522,493	1,401,825	1,066,904
Total	14,560,993	9,572,931	14,560,993	7,648,180

Note 11 - Stock-based Compensation

Total stock-based compensation expense was as follows:

(In thousands)	Three Months Ended June 30, 2024	Three Months Ended June 30, 2023	Six Months Ended June 30, 2024	Six Months Ended June 30, 2023
Cost of revenue	$(226)	$1,120	$319	$2,258
Selling and marketing expense	44	1,195	(2,818)	4,723
General and administrative expense	7,892	18,860	6,386	33,676
Product development expense	(5,621)	12,373	(1,772)	21,475
Total stock-based compensation expense	$2,089	$33,548	$2,115	$62,132

During the three and six months ended June 30, 2024, stock-based compensation expense decreased due to forfeitures for terminations including the reduction in force related to the Restructuring Plan.

Incentive Units in Bumble Holdings

The following table summarizes information around Incentive Units in Bumble Holdings:

	Time-Vesting Incentive Units		Exit-Vesting Incentive Units
	Number of Awards	Weighted- Average Participation Threshold	Number of Awards	Weighted- Average Participation Threshold
Unvested as of December 31, 2023	2,014,042	$13.11	1,817,295	$12.89
Granted	—	—	—	—
Vested	(791,238)	12.12	(543,351)	12.50
Forfeited	(131,874)	19.83	(109,895)	14.12
Unvested as of June 30, 2024	1,090,930	$13.02	1,164,049	$12.42

As of June 30, 2024, total unrecognized compensation cost related to the Time-Vesting Incentive Units was $1.0 million, which is expected to be recognized over a weighted-average period of 0.8 years. As of June 30, 2024, total unrecognized compensation cost related to the Exit-Vesting Incentive Units was $2.1 million, which is expected to be recognized over a weighted-average period of 1.0 years.

Restricted Shares of Class A Common Stock in Bumble Inc.

The following table summarizes information around restricted shares in the Company:

	Time-Vesting Restricted Shares of Class A Common Stock		Exit-Vesting Restricted Shares of Class A Common Stock
	Number of Awards	Weighted- Average Grant-Date Fair Value	Number of Awards	Weighted- Average Grant-Date Fair Value
Unvested as of December 31, 2023	32,255	$6.87	28,386	$17.13
Granted	—	—	—	—
Vested	(15,599)	6.73	(6,257)	17.20
Forfeited	(9,910)	6.73	(14,720)	17.01
Unvested as of June 30, 2024	6,746	$7.37	7,409	$17.31

As of June 30, 2024, total unrecognized compensation cost related to the Time-Vesting restricted shares was $6.2 thousand, which is expected to be recognized over a weighted-average period of 0.6 years. As of June 30, 2024, total unrecognized compensation cost related to the Exit-Vesting restricted shares was $24.3 thousand, which is expected to be recognized over a weighted-average period of 1.0 years.

RSUs in Bumble Inc.

The following table summarizes information around RSUs in the Company:

	Time-Vesting RSUs		Exit-Vesting RSUs
	Number of Awards	Weighted- Average Grant-Date Fair Value	Number of Awards	Weighted- Average Grant-Date Fair Value
Unvested as of December 31, 2023	6,557,643	$25.41	333,296	$42.79
Granted	3,287,313	12.05	—	—
Vested	(1,650,225)	26.70	(95,739)	42.79
Forfeited	(1,946,985)	25.03	(57,843)	42.79
Unvested as of June 30, 2024	6,247,746	$18.14	179,714	$42.79

During the six months ended June 30, 2024 and 2023, the total fair value of vested RSUs as of the respective vesting dates was $21.8 million and $29.8 million, respectively. As of June 30, 2024, total unrecognized compensation cost related to the Time-Vesting RSUs was $58.3 million, which is expected to be recognized over a weighted-average period of 2.9 years. As of June 30, 2024, total unrecognized compensation cost related to the Exit-Vesting RSUs was $1.1 million, which is expected to be recognized over a weighted-average period of 1.0 years.

Options

The following assumptions were utilized to calculate the fair value of Time-Vesting Options granted during the six months ended June 30, 2024:

June 30, 2024
Volatility	58%
Expected Life	7.0 years
Risk-free rate	4.0% - 4.6%
Fair value per unit	$6.67 - $8.95
Dividend yield	0.0%

The following table summarizes the Company’s option activity as it relates to Time-Vesting stock options:

	June 30, 2024
	Number of Options	Weighted- Average Exercise Price Per Share	Weighted- Average Grant Date Fair Value Per Share
Outstanding as of December 31, 2023	3,528,145	$30.87	$17.75
Granted	3,615,976	12.34	7.66
Exercised	—	—	—
Forfeited and expired	(1,323,629)	29.16	17.41
Outstanding as of June 30, 2024	5,820,492	$19.75	$11.52
Exercisable as of June 30, 2024	1,432,158	$34.21	$18.98

The following table summarizes the Company’s option activity as it relates to Exit-Vesting stock options:

	June 30, 2024
	Number of Options	Weighted- Average Exercise Price Per Share	Weighted- Average Grant Date Fair Value Per Share
Outstanding as of December 31, 2023	79,908	$43.00	$22.21
Granted	—	—	—
Exercised	—	—	—
Forfeited	(21,846)	43.00	22.21
Outstanding as of June 30, 2024	58,062	$43.00	$22.21
Exercisable as of June 30, 2024	37,093	$43.00	$22.21

As of June 30, 2024, total unrecognized compensation cost related to the Time-Vesting options was $25.9 million, which is expected to be recognized over a weighted-average period of 3.4 years. As of June 30, 2024, total unrecognized compensation cost related to the Exit-Vesting options was $0.1 million, which is expected to be recognized over a weighted-average period of 1.1 years.

Note 12 - Related Party Transactions

In the ordinary course of operations, the Company enters into transactions with related parties, as discussed below (in thousands).

Related Party relationship	Type of Transaction	Financial Statement Line	Three Months Ended June 30, 2024	Three Months Ended June 30, 2023	Six Months Ended June 30, 2024	Six Months Ended June 30, 2023
Other	Marketing costs	Selling and marketing expense	$1,338	$1,378	$2,960	$2,610
Other	Moderator costs	Cost of revenue	1,675	1,337	3,267	2,460
Other	Advertising revenue	Revenue	297	158	608	334
Other	Tax receivable agreement liability remeasurement benefit	Other income (expense), net	—	—	230	—

Related Party relationship	Type of Transaction	Financial Statement Line	June 30, 2024	December 31, 2023
Other	Tax receivable agreement	Payable to related parties pursuant to a tax receivable agreement	$419,323	$430,196

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

Share Repurchase

In December 2023, the Company and Bumble Holdings entered into an agreement with certain entities affiliated with Blackstone in a private transaction under the Company’s existing share repurchase program, under which the Company agreed to repurchase approximately 4.0 million shares of its Class A common stock beneficially owned by Blackstone and Bumble Holdings agreed to repurchase from Blackstone approximately 3.2 million Common Units, which are exchangeable for shares of Class A common stock on a one-for-one basis, for an aggregate purchase price of $100 million. In March 2024, the Company and Bumble Holdings entered into an agreement with certain entities affiliated with Blackstone in a private transaction under the Company’s existing share repurchase program, under which the Company agreed to repurchase approximately 2.5 million shares of its Class A common stock beneficially owned by Blackstone and Bumble Holdings agreed to repurchase from Blackstone approximately 2.0 million Common Units, which are exchangeable for shares of Class A common stock on a one-for-one basis, for an aggregate purchase price of $50 million.

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

Revenue by major geographic region is based upon the location of the customers who receive the Company's services. The information below summarizes revenue by geographic area, based on customer location (in thousands):

	Three Months Ended June 30, 2024	Three Months Ended June 30, 2023	Six Months Ended June 30, 2024	Six Months Ended June 30, 2023
North America(1)	$141,682	$148,890	$285,277	$290,447
Rest of the world	126,933	110,845	251,113	212,236
Total	$268,615	$259,735	$536,390	$502,683

(1) North America revenue includes revenue from the United States and Canada.

The United States is the only country with revenues of 10% or more of the Company's total revenue for the three and six months ended June 30, 2024 and 2023.

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

Litigation Related to the Illinois Biometric Information Privacy Act (the “BIPA”)

In late 2021 and early 2022, four putative class action lawsuits were filed against the Company alleging that certain features of the Badoo or Bumble apps violate the Illinois BIPA. Each of these lawsuits allege that the apps used facial geometry scans in violation of BIPA’s authorization, consent, and data retention policy provisions. Plaintiffs in these lawsuits seek statutory damages, compensatory damages, attorneys’ fees, injunctive relief, and (in one action) punitive damages. The parties reached a proposed class action settlement in these lawsuits, which were consolidated on May 30, 2024. The settlement was preliminarily approved on June 6, 2024, and the Court has set a final approval hearing for October 23, 2024.

Between September 2023 and March 2024, the Company received approximately 29,000 pre-arbitration demands regarding Bumble’s alleged violation of BIPA. The parties reached a settlement to resolve all of these individual demands, and the settlement has been fully paid as of June 30, 2024.

An accrual has been made based on the probable and estimable loss in connection with the aforementioned class and individual matters. For the three and six months ended June 30, 2024, we recorded nil and $2.5 million, respectively, in costs in connection with the aforementioned class and individual matters.

In February 2024, an additional class action lawsuit was filed in Illinois alleging that certain features of Bumble app violate BIPA. The case has been administratively terminated, but may be reopened pending resolution of the plaintiff’s individual claims in arbitration.

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

In August 2023, Bumble received litigation demands from (i) counsel representing the purported Bumble shareholder who filed the voluntarily dismissed William B. Federman Irrevocable Trust derivative action in the U.S. District Court for the District of Delaware and (ii) counsel representing the purported Bumble shareholder who filed the voluntarily dismissed Dana Messana derivative action in the U.S. District Court for the District of Delaware. Both litigation demands are directed to the Bumble Board and contains factual allegations involving the September 2021 SPO that are generally consistent with those in the derivative litigation filed in state and federal court. The letters demand, among other things, that Bumble’s Board undertake an independent investigation into alleged legal violations, and that Bumble commence a civil action to pursue related claims against any individuals who allegedly harmed Bumble. In November 2023, Bumble formed a Special Litigation Committee (“SLC”) to investigate the claims at-issue in the In Re Bumble Inc. Stockholder Derivative Litigation pending in the United States District Court for the District of Delaware and Delaware Court of Chancery, as well as the William B. Federman Irrevocable Trust and Dana Messana litigation demands. In January 2024, the

Delaware Court of Chancery entered an order staying the litigation for 180 days to allow the SLC to conduct its investigation, and the United States District Court for the District of Delaware so-ordered a stipulation similarly staying the litigation until July 15, 2024 to allow the SLC to conduct its investigation. In June 2024, the stay was extended by 10 days to July 25, 2024 in both the United States District Court for the District of Delaware and the Delaware Court of Chancery. On July 25, 2024, the SLC submitted a report of its factual findings and legal analysis. The SLC determined that terminating and dismissing the litigation would best serve the interests of the Company and its stockholders. The SLC moved to terminate and dismiss with prejudice the litigation pending in the Delaware Court of Chancery, and pursuant to prior Court Order, agreed to meet and confer with the parties to the litigation pending in the United States District Court for the District of Delaware concerning proposed next steps in that litigation, including a motion by the SLC to dismiss. The SLC also informed counsel for the shareholders who brought litigation demands (William B. Federman Irrevocable Trust and Dana Messana) of its findings. Management is unable to determine a range of potential losses that is reasonably possible of occurring.

The Company has also received an inquiry from the SEC relating to the disclosures that were at issue in the SPO class action that has since been settled by the Company. The Company cannot predict at this point the length of time that the inquiry will be ongoing, the outcome or the liability, if any, that may arise therefrom.

Proceedings Related to the California Unruh Civil Rights Act (the "Unruh Act")

In 2023, the Company received over 20,000 pre-arbitration demands or demands for arbitration regarding Bumble’s alleged violation of the Unruh Act as a result of its “women message first” feature. We agreed to enter into mediations, each of which concluded successfully. Following those mediations, the Company made settlement offers to each of the individual claimants. All demands other than one were withdrawn and dismissed. The last remaining demand is immaterial.

On April 9, 2024, a putative class action complaint was filed against the Company in the United States District Court for the Central District of California, also alleging that Bumble’s “women message first” feature violates the Unruh Act. Plaintiffs in these lawsuits sought declaratory and injunctive relief, statutory damages, and attorneys’ fees and costs. On July 8, 2024, the named plaintiffs filed a notice voluntarily dismissing the action without prejudice.

From time to time, the Company is subject to patent litigations asserted by non-practicing entities.

As of June 30, 2024 and December 31, 2023, the Company determined that provisions of $40.5 million and $65.8 million, respectively, reflect our best estimate of any probable future obligation for the Company’s litigations. The provisions as of June 30, 2024 and December 31, 2023, include amounts accrued in connection with the litigation related to the BIPA and mass arbitrations described above. During the three and six months ended June 30, 2024, the Company paid $5.9 million and $25.7 million, respectively, to settle litigation matters, which amount is accordingly no longer reflected in the provision as of June 30, 2024. Legal expenses are included in “General and administrative expense” in the accompanying consolidated statements of operations.

Purchase Commitments

In May 2023, the Company amended the agreement for third-party cloud services, which superseded and replaced the September 2022 agreement. Under the amended terms, the Company is committed to pay a minimum of $12.0 million over the period of 18 months. If at the end of the 18 months, or upon early termination, the Company has not reached the $12.0 million in spend, the Company will be required to pay for the difference between the sum of fees already incurred and the minimum commitment. As of June 30, 2024, our minimum commitment remaining is $4.7 million.

Note 15 - Subsequent Events

On July 1, 2024, Bumble completed the acquisition by merger (the “Acquisition”) of the outstanding capital stock of Geneva Technologies, Inc. (“Geneva”), a privately held company, for an aggregate purchase price of approximately $17.0 million in cash, subject to specified purchase price adjustments. As part of the Acquisition, Bumble also entered into employment and retention agreements with key personnel of Geneva, subject to customary terms and conditions. The principal assets of Geneva, which is a pre-revenue company, are a social networking and communications platform for building friendship and community and related intellectual property rights.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of the financial condition and results of operations of Bumble Inc. in conjunction with our unaudited condensed consolidated financial statements and related notes included elsewhere in Part I, “Item 1 – Financial Statements (Unaudited).” This discussion contains forward-looking statements that involve risks and uncertainties about our business and operations. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include, without limitation, those discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and those identified under “Special Note Regarding Forward-Looking Statements” herein and Part I, “Item 1A—Risk Factors" in our 2023 Form 10-K.

Overview

We provide online dating and social networking applications through free, subscription and in-app purchases of products servicing North America, Europe and various other countries around the world. As of June 30, 2024, Bumble operates five apps, Bumble, Bumble For Friends, Badoo, Fruitz and Official. Bumble app, launched in 2014, is one of the first dating apps built with women at the center, where women make the first move. Bumble app is a leader in the online dating sector across several countries, including the United States, the United Kingdom, Australia and Canada. Badoo app, launched in 2006, was one of the pioneers of web and mobile free-to-use dating products. Badoo app’s focus is to make finding meaningful connections easy, fun and accessible for a mainstream global audience. Badoo app continues to be a market leader in Europe and Latin America. In January 2022, we acquired Fruitz, an intentions-driven dating app focused on Gen Z, operating in EMEA and Canada. In April 2023, we acquired Official, an app that is intended to help couples build healthy and lasting habits in their romantic relationships. Building on the BFF mode in Bumble app, in July 2023 we officially launched a standalone Bumble For Friends app. Bumble For Friends app is a friendship app where people in all stages of life can meet people nearby and create meaningful platonic connections.

Quarter ended June 30, 2024 Consolidated Results

For the three months ended June 30, 2024 and 2023, we generated:

•
Total revenue of $268.6 million and $259.7 million, respectively;
•
Bumble App Revenue of $218.0 million and $208.0 million, respectively;
•
Badoo App and Other Revenue of $50.6 million and $51.8 million, respectively;
•
Net earnings (loss) of $37.7 million and $9.3 million, respectively, representing net earnings (loss) margins of 14.0%, and 3.6%, respectively; and
•
Adjusted EBITDA of $75.0 million and $67.3 million, respectively, representing Adjusted EBITDA margins of 27.9%, and 25.9%, respectively.

Year-to-Date ended June 30, 2024 Consolidated Results

For the six months ended June 30, 2024 and 2023, we generated:

•
Total revenue of $536.4 million and $502.7 million, respectively;
•
Bumble App Revenue of $433.7 million and $402.3 million, respectively;
•
Badoo App and Other Revenue of $102.7 million and $100.4 million, respectively;
•
Net earnings (loss) of $71.6 million and $7.0 million, respectively, representing net earnings (loss) margins of 13.3% and 1.4%, respectively; and
•
Adjusted EBITDA of $149.0 million and $126.6 million, respectively, representing Adjusted EBITDA margins of 27.8% and 25.2%, respectively.
•
Net cash provided by operating activities of $35.3 million and $56.1 million, respectively, and operating cash flow conversion of 49.4% and 799.1%, respectively; and
•
Free cash flow of $30.8 million and $46.9 million, respectively, representing free cash flow conversion of 20.7% and 37.0%, respectively.

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

(In thousands, except ARPPU)	Three Months Ended June 30, 2024	Three Months Ended June 30, 2023	Six Months Ended June 30, 2024	Six Months Ended June 30, 2023
Bumble App Paying Users	2,817.2	2,457.8	2,773.6	2,388.3
Badoo App and Other Paying Users	1,321.4	1,175.5	1,307.9	1,158.3
Total Paying Users	4,138.6	3,633.3	4,081.5	3,546.6
Bumble App Average Revenue per Paying User	$25.79	$28.21	$26.06	$28.07
Badoo App and Other Average Revenue per Paying User	$11.93	$12.83	$12.14	$12.66
Total Average Revenue per Paying User	$21.37	$23.23	$21.60	$23.04

(In thousands, except per share data and percentages)	Three Months Ended June 30, 2024	Three Months Ended June 30, 2023	Six Months Ended June 30, 2024	Six Months Ended June 30, 2023
Condensed Consolidated Statements of Operations Data:
Revenue	$268,615	$259,735	$536,390	$502,683
Net earnings (loss)	37,686	9,349	71,559	7,020
Net earnings (loss) attributable to Bumble Inc. shareholders	27,395	6,753	52,012	5,142
Net earnings (loss) per share attributable to Bumble Inc. shareholders
Basic earnings (loss) per share	$0.22	$0.05	$0.41	$0.04
Diluted earnings (loss) per share	$0.22	$0.05	$0.41	$0.04

(In thousands)			June 30, 2024	December 31, 2023
Condensed Consolidated Balance Sheets Data:
Total assets			$3,524,240	$3,625,127
Cash and cash equivalents			286,664	355,642
Long-term debt, net including current maturities			618,944	620,926

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

Share Repurchase Program

In May 2023, we announced that our Board of Directors approved a share repurchase program of up to $150.0 million of our outstanding Class A common stock with repurchases under the program to be made on a discretionary basis from time to time, subject to general business and market conditions and other investment opportunities, through open market purchases or other means, including privately negotiated transactions. We announced increases in the share repurchase program authorized amount from $150.0 million to $300.0 million in November 2023 and from $300.0 million to $450.0 million in May 2024. There were no share repurchases during the three months ended June 30, 2024. During the six months ended June 30, 2024, share repurchases included 5.3 million shares of Class A common stock and 2.0 million Common Units for $84.4 million, excluding excise tax obligations. During the three and six months ended June 30, 2023, share repurchases included 1.3 million shares of Class A common stock for $20.9 million. As of June 30, 2024, a total of $208.7 million remains available for repurchase under the repurchase program.

For additional information, see Note 2, Summary of Selected Significant Accounting Policies —Share Repurchase Program and Note 12, Related Party Transactions — Share Repurchase, to our unaudited condensed consolidated financial statements included in Part I, “Item 1 – Financial Statements (Unaudited)” of this Quarterly Report on Form 10-Q.

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

We have determined that it is more likely than not that we will be unable to realize tax benefits related to certain basis adjustments and acquired net operating losses that were received in connection with the Reorganization Transactions and our IPO. As a result of this determination, we have not recorded the benefit of these deferred tax assets as of June 30, 2024. At the time of the Sponsor Acquisition, the assets and liabilities of Bumble Holdings were adjusted to fair value on the closing date of the business combination for both financial reporting and income tax purposes. As a result of the IPO, we inherited certain tax benefits associated with this stepped-up basis (“Common Basis”) created when certain pre-IPO owners acquired their interests in Bumble Holdings in the Sponsor Acquisition. This Common Basis entitles us to the depreciation and amortization deductions previously allocable to the pre-IPO owners. Based on current projections, we anticipate having sufficient taxable income to be able to realize the benefit of this Common Basis and have recorded a tax receivable agreement liability to related parties of $419.3 million related to these benefits as of June 30, 2024. To the extent that we determine that we are able to realize the tax benefits associated with the basis adjustments and net operating losses, we would record an additional liability of $290.5 million for a total liability of $709.8 million. If, in the future, we are not able to utilize the Common Basis, we would record a reduction in the tax receivable agreement liability to related parties that would result in a benefit recorded within our consolidated statements of operations. During the six months ended June 30, 2024, our tax receivable agreement liability decreased by a net $10.9 million due to the following: (1) a $23.1 million decrease from tax receivable agreement payments made during the first quarter of 2024, and (2) an offsetting increase of $12.2 million, primarily due to the effects of the repurchase of Common Units in Bumble Holdings from Blackstone entities and the common stock repurchases completed in the first quarter of 2024.

Restructuring Plan

On February 27, 2024, the Company announced that it adopted a restructuring plan (the “Restructuring Plan”) to reduce its global workforce by approximately 350 roles to better align its operating model with future strategic priorities and to drive stronger operating leverage. The Restructuring Plan is expected to be completed in the third quarter of 2024, and we expect to incur approximately $20.0 million to $22.0 million of total non-recurring charges through the third quarter of 2024, consisting primarily of employee severance, benefits, and related charges for impacted employees. For the three and six months ended June 30, 2024, we incurred non-recurring restructuring charges of $3.2 million and $19.8 million, respectively.

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

Results of Operations

The following table sets forth our unaudited condensed consolidated statement of operations information for the periods presented:

(In thousands)	Three Months Ended June 30, 2024	Three Months Ended June 30, 2023	Six Months Ended June 30, 2024	Six Months Ended June 30, 2023
Revenue	$268,615	$259,735	$536,390	$502,683
Operating costs and expenses:
Cost of revenue	80,041	76,737	161,330	147,317
Selling and marketing expense	67,562	65,329	131,179	128,919
General and administrative expense	36,329	43,298	57,185	93,129
Product development expense	15,705	36,233	51,722	69,385
Depreciation and amortization expense	17,024	16,967	34,230	33,698
Total operating costs and expenses	216,661	238,564	435,646	472,448
Operating earnings (loss)	51,954	21,171	100,744	30,235
Interest income (expense), net	(9,082)	(6,110)	(18,000)	(11,329)
Other income (expense), net	(558)	(2,969)	917	(6,530)
Income (loss) before income taxes	42,314	12,092	83,661	12,376
Income tax benefit (provision)	(4,628)	(2,743)	(12,102)	(5,356)
Net earnings (loss)	37,686	9,349	71,559	7,020
Net earnings (loss) attributable to noncontrolling interests	10,291	2,596	19,547	1,878
Net earnings (loss) attributable to Bumble Inc. shareholders	$27,395	$6,753	$52,012	$5,142

The following table sets forth our unaudited condensed consolidated statement of operations information as a percentage of revenue for the periods presented:

	Three Months Ended June 30, 2024	Three Months Ended June 30, 2023	Six Months Ended June 30, 2024	Six Months Ended June 30, 2023
Revenue	100.0%	100.0%	100.0%	100.0%
Operating costs and expenses:
Cost of revenue	29.8%	29.5%	30.1%	29.3%
Selling and marketing expense	25.2%	25.2%	24.5%	25.6%
General and administrative expense	13.5%	16.7%	10.7%	18.5%
Product development expense	5.8%	13.9%	9.6%	13.8%
Depreciation and amortization expense	6.3%	6.5%	6.4%	6.7%
Total operating costs and expenses	80.7%	91.8%	81.2%	94.0%
Operating earnings (loss)	19.3%	8.2%	18.8%	6.0%
Interest income (expense), net	(3.4)%	(2.4)%	(3.4)%	(2.3)%
Other income (expense), net	(0.2)%	(1.1)%	0.2%	(1.3)%
Income (loss) before income taxes	15.8%	4.7%	15.6%	2.5%
Income tax benefit (provision)	(1.7)%	(1.1)%	(2.3)%	(1.1)%
Net earnings (loss)	14.0%	3.6%	13.3%	1.4%
Net earnings (loss) attributable to noncontrolling interests	3.8%	1.0%	3.6%	0.4%
Net earnings (loss) attributable to Bumble Inc. shareholders	10.2%	2.6%	9.7%	1.0%

The following table sets forth the stock-based compensation expense, included in operating costs and expenses:

(In thousands)	Three Months Ended June 30, 2024	Three Months Ended June 30, 2023	Six Months Ended June 30, 2024	Six Months Ended June 30, 2023
Cost of revenue	$(226)	$1,120	$319	$2,258
Selling and marketing expense	44	1,195	(2,818)	4,723
General and administrative expense	7,892	18,860	6,386	33,676
Product development expense	(5,621)	12,373	(1,772)	21,475
Total stock-based compensation expense	$2,089	$33,548	$2,115	$62,132

During the three and six months ended June 30, 2024, stock-based compensation expense decreased due to forfeitures for terminations including the reduction in force related to the Restructuring Plan.

Comparison of the Three and Six Months Ended June 30, 2024 and 2023

Revenue

(In thousands)	Three Months Ended June 30, 2024	Three Months Ended June 30, 2023	Six Months Ended June 30, 2024	Six Months Ended June 30, 2023
Bumble App	$217,984	$207,977	$433,740	$402,254
Badoo App and Other	50,631	51,758	102,650	100,429
Total Revenue	$268,615	$259,735	$536,390	$502,683

Total Revenue was $268.6 million for the three months ended June 30, 2024, compared to $259.7 million for the same period in 2023. The increase was primarily driven by growth in Total Paying Users, partially offset by a decline in Total Average Revenue per Paying User and unfavorable fluctuations in foreign currency exchange rates.

Bumble App Revenue was $218.0 million for the three months ended June 30, 2024, compared to $208.0 million for the same period in 2023. This increase was primarily driven by a 14.6% increase in Bumble App Paying Users to 2.8 million, partially offset by an 8.6% decline in Bumble App ARPPU to $25.79 and unfavorable fluctuations in foreign currency exchange rates.

Badoo App and Other Revenue was $50.6 million for the three months ended June 30, 2024, compared to $51.8 million for the same period in 2023. This decrease was primarily driven by a decline in Badoo App and Other ARPPU to $11.93, partially offset by an increase in Badoo App and Other Paying Users to 1.3 million. We began to include paying users and revenue generated from Fruitz in our key operating metrics in the fourth quarter of 2023 and prior period key operating metrics have not been recast.

Total Revenue was $536.4 million for the six months ended June 30, 2024, compared to $502.7 million for the same period in 2023. The increase was primarily driven by growth in Total Paying Users, partially offset by a decline in Total Average Revenue per Paying User and unfavorable fluctuations in foreign currency exchange rates.

Bumble App Revenue was $433.7 million for the six months ended June 30, 2024, compared to $402.3 million for the same period in 2023. This increase was primarily driven by a 16.1% increase in Bumble App Paying Users to 2.8 million, partially offset by a 7.2% decline in Bumble App ARPPU to $26.06 and unfavorable fluctuations in foreign currency exchange rates.

Badoo App and Other Revenue was $102.7 million for the six months ended June 30, 2024, compared to $100.4 million for the same period in 2023. This increase was primarily driven by an increase in Badoo App and Other Paying Users to 1.3 million, partially offset by a decline in Badoo App and Other ARPPU to $12.14. We began to include paying users and revenue generated from Fruitz in our key operating metrics in the fourth quarter of 2023 and prior period key operating metrics have not been recast.

Cost of revenue

(In thousands, except percentages)	Three Months Ended June 30, 2024	Three Months Ended June 30, 2023	Six Months Ended June 30, 2024	Six Months Ended June 30, 2023
Cost of revenue	$80,041	$76,737	$161,330	$147,317
Percentage of revenue	29.8%	29.5%	30.1%	29.3%

Cost of revenue for the three months ended June 30, 2024 increased by $3.3 million, or 4.3%, as compared to the same period in 2023. Cost of revenue for the six months ended June 30, 2024 increased by $14.0 million, or 9.5%, as compared to the same period in 2023. The increase in cost of revenue for each of the three and six months ended June 30, 2024 was driven primarily by growth in in-app purchase fees due to increasing revenue.

As a percentage of revenue, cost of revenue increased for each of the three and six months ended June 30, 2024, as compared to the same periods in 2023, primarily due to the adoption of Google Play and user choice billing in many of our markets and to a lesser extent an increase in cloud hosting and subscription costs, partially offset by a decrease in stock-based compensation due to forfeitures. For the six months ended June 30, 2024, as compared to the same period in 2023, the change was also driven by an increase in personnel-related costs associated with our Restructuring Plan.

Selling and marketing expense

(In thousands, except percentages)	Three Months Ended June 30, 2024	Three Months Ended June 30, 2023	Six Months Ended June 30, 2024	Six Months Ended June 30, 2023
Selling and marketing expense	$67,562	$65,329	$131,179	$128,919
Percentage of revenue	25.2%	25.2%	24.5%	25.6%

Selling and marketing expense for the three months ended June 30, 2024 increased by $2.2 million, or 3.4%, as compared to the same period in 2023. The change was primarily due to a $5.2 million increase in marketing costs, partially offset by a $1.5 million decrease in personnel-related costs due to headcount reduction associated with our Restructuring Plan and a $1.2 million decrease in stock-based compensation driven by forfeitures.

Selling and marketing expense for the six months ended June 30, 2024 increased by $2.3 million, or 1.8%, as compared to the same period in 2023. The change was primarily due to a $10.3 million increase in marketing costs, partially offset by a $7.5 million decrease in stock-based compensation driven by forfeitures primarily due to our Restructuring Plan.

General and administrative expense

(In thousands, except percentages)	Three Months Ended June 30, 2024	Three Months Ended June 30, 2023	Six Months Ended June 30, 2024	Six Months Ended June 30, 2023
General and administrative expense	$36,329	$43,298	$57,185	$93,129
Percentage of revenue	13.5%	16.7%	10.7%	18.5%

General and administrative expense for the three months ended June 30, 2024 decreased by $7.0 million, or 16.1%, as compared to the same period in 2023. The change was primarily driven by a $11.0 million decrease in stock-based compensation due to forfeitures, a $4.8 million decrease in legal and professional fees, and a $1.3 million decrease in insurance expenses, partially offset by a $8.6 million change in fair value of the contingent earn-out liabilities.

General and administrative expense for the six months ended June 30, 2024 decreased by $35.9 million, or 38.6%, as compared to the same period in 2023. The change was primarily driven by a $27.3 million decrease in stock-based compensation due to forfeitures, a $6.4 million change in fair value of the contingent earn-out liabilities, a $3.3 million decrease in legal and professional fees, and a $2.6 million decrease in insurance expenses, partially offset by a $3.4 million increase in personnel-related costs associated with our Restructuring Plan.

Product development expense

(In thousands, except percentages)	Three Months Ended June 30, 2024	Three Months Ended June 30, 2023	Six Months Ended June 30, 2024	Six Months Ended June 30, 2023
Product development expense	$15,705	$36,233	$51,722	$69,385
Percentage of revenue	5.8%	13.9%	9.6%	13.8%

Product development expense in the three months ended June 30, 2024 decreased by $20.5 million, or 56.7%, as compared to the same period in 2023. The change was primarily driven by an $18.0 million decrease in stock-based compensation due to forfeitures and a $2.6 million decrease in personnel-related costs primarily due to a decrease in headcount associated with our Restructuring Plan.

Product development expense in the six months ended June 30, 2024 decreased by $17.7 million, or 25.5%, as compared to the same period in 2023. The change was primarily driven by a $23.2 million decrease in stock-based compensation due to forfeitures, partially offset by a $5.6 million increase in personnel-related costs primarily associated with our Restructuring Plan.

Depreciation and amortization expense

(In thousands, except percentages)	Three Months Ended June 30, 2024	Three Months Ended June 30, 2023	Six Months Ended June 30, 2024	Six Months Ended June 30, 2023
Depreciation and amortization expense	$17,024	$16,967	$34,230	$33,698
Percentage of revenue	6.3%	6.5%	6.4%	6.7%

Depreciation and amortization expense for the three months ended June 30, 2024 remained relatively flat as compared to the same period in 2023. Depreciation and amortization expense for the six months ended June 30, 2024 increased by $0.5 million, or 1.6%, as compared to the same period in 2023, primarily due to the increased amortization of intangible assets.

Interest income (expense), net

(In thousands, except percentages)	Three Months Ended June 30, 2024	Three Months Ended June 30, 2023	Six Months Ended June 30, 2024	Six Months Ended June 30, 2023
Interest income (expense), net	$(9,082)	$(6,110)	$(18,000)	$(11,329)
Percentage of revenue	(3.4)%	(2.4)%	(3.4)%	(2.3)%

Interest expense, net for the three months ended June 30, 2024 increased by $3.0 million, or 48.6%, compared to the same period in 2023. Interest expense, net for the six months ended June 30, 2024 increased by $6.7 million, or 58.9%, compared to the same period in 2023. The increases in interest expense, net for the three-month and six-month periods were due to an increase in interest rates on our outstanding debt under the credit agreements, partially offset by an increase in interest income from our investment in money market funds.

Other income (expense), net

(In thousands, except percentages)	Three Months Ended June 30, 2024	Three Months Ended June 30, 2023	Six Months Ended June 30, 2024	Six Months Ended June 30, 2023
Other income (expense), net	$(558)	$(2,969)	$917	$(6,530)
Percentage of revenue	(0.2)%	(1.1)%	0.2%	(1.3)%

Other expense, net for the three months ended June 30, 2024 decreased by $2.4 million, or 81.2%, compared to the same period in 2023. The change was primarily due to a $1.4 million decrease in net foreign currency exchange losses and a $1.1 million increase in net gains on interest rate swaps.

Other income, net for the six months ended June 30, 2024 increased by $7.4 million, or 114.0%, compared to the same period in 2023. The change was primarily due to a $6.9 million increase in net gains on interest rate swaps and a $0.8 million decrease in net foreign currency exchange losses.

Income tax benefit (provision)

(In thousands, except percentages)	Three Months Ended June 30, 2024	Three Months Ended June 30, 2023	Six Months Ended June 30, 2024	Six Months Ended June 30, 2023
Income tax benefit (provision)	$(4,628)	$(2,743)	$(12,102)	$(5,356)
Effective tax rate	10.9%	22.7%	14.5%	43.3%

Income tax provision was $4.6 million for the three months ended June 30, 2024, as compared to $2.7 million for the same period in 2023. Income tax provision was $12.1 million for the six months ended June 30, 2024, as compared to $5.4 million for the same period in 2023. The income tax provision is higher year over year for both the three and six months ended June 30, 2024 primarily due to the impact of Pillar Two minimum taxes applicable in 2024 and a valuation allowance recorded against certain deferred tax assets arising in both years.

Pillar Two Minimum Tax

On December 20, 2021, the Organization for Economic Cooperation and Development released the Pillar Two model rules providing a framework for implementing a 15% minimum tax, also referred to as the Global Anti-Base Erosion ("GloBE") rules, on earnings of multinational companies with consolidated annual revenue exceeding €750 million. Pillar Two legislation has been enacted in certain jurisdictions where the Company operates, including the UK and certain EU member states, and is effective for the Company's financial year beginning January 1, 2024. The Company has performed an assessment of its exposure to Pillar Two income taxes, including its ability to qualify for transitional safe harbor relief under the GloBE rules. While the Company expects to qualify for transitional safe harbor relief in most jurisdictions in which it operates, there are a limited number of jurisdictions where the transitional safe harbor is not available, including for certain entities classified as “stateless” constituent entities under the Pillar Two model rules. The Company’s income tax provision for each of the three and six months ended June 30, 2024 includes the effects of Pillar Two minimum taxes based on currently enacted legislation and guidance. The Company will continue to closely monitor Pillar Two developments, including the release of additional administrative guidance on the application of the GloBE rules, and evaluate the potential impact to the Company’s financial position.

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

The following table reconciles our non-GAAP financial measures to the most comparable GAAP financial measures for the periods presented:

(In thousands, except percentages)	Three Months Ended June 30, 2024	Three Months Ended June 30, 2023	Six Months Ended June 30, 2024	Six Months Ended June 30, 2023
Net earnings (loss)	$37,686	$9,349	$71,559	$7,020
Add back:
Income tax (benefit) provision	4,628	2,743	12,102	5,356
Interest (income) expense, net	9,082	6,110	18,000	11,329
Depreciation and amortization expense	17,024	16,967	34,230	33,698
Stock-based compensation expense	2,089	33,548	2,115	62,132
Employer costs related to stock-based compensation (1)	561	463	1,949	3,022
Litigation costs, net of insurance reimbursements (2)	3,500	7,018	8,736	8,551
Foreign exchange (gain) loss (3)	629	2,034	628	1,465
Changes in fair value of interest rate swaps (4)	(114)	1,000	(1,692)	5,233
Restructuring costs (5)	3,157	—	19,773	—
Transaction and other costs (6)	377	234	714	1,531
Changes in fair value of contingent earn-out liability	(3,654)	(12,287)	(19,343)	(12,933)
Changes in fair value of investments in equity securities	43	76	46	177
Tax receivable agreement liability remeasurement expense (7)	—	—	230	—
Adjusted EBITDA	$75,008	$67,255	$149,047	$126,581
Net earnings (loss) margin	14.0%	3.6%	13.3%	1.4%
Adjusted EBITDA margin	27.9%	25.9%	27.8%	25.2%

Net cash provided by (used in) operating activities			$35,345	$56,100
Less:
Capital expenditures			(4,531)	(9,210)
Free cash flow			$30,814	$46,890
Operating cash flow conversion			49.4%	799.1%
Free cash flow conversion			20.7%	37.0%

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

Liquidity and Capital Resources

Overview

As of June 30, 2024, we had $286.7 million of cash and cash equivalents, a decrease of $69.0 million from December 31, 2023 primarily due to share repurchases, partially offset by cash generated from operations. The Company’s principal sources of liquidity are our cash and cash equivalents and cash generated from operations. Our primary uses of liquidity are operating expenses and capital expenditures, acquisition of businesses, funding our debt obligations, partnership tax distributions, paying income taxes and obligations under our tax receivable agreement and effectuating share repurchases as discussed below. Based on current conditions, we believe that we have sufficient financial resources to fund our activities and execute our business plans during the next twelve months.

In May 2023, we announced that our Board of Directors approved a share repurchase program of up to $150.0 million of our outstanding Class A common stock with repurchases under the program to be made on a discretionary basis from time to time, subject to general business and market conditions and other investment opportunities, through open market purchases or other means, including privately negotiated transactions. The Company announced increases in the share repurchase program authorized amount from $150.0 million to $300.0 million in November 2023 and from $300.0 million to $450.0 million in May 2024. This repurchase program may be commenced, suspended or discontinued at any time. There were no share repurchases during the three months ended June 30, 2024. During the six months ended June 30, 2024, share repurchases included 5.3 million shares of Class A common stock and 2.0 million Common Units for $84.4 million, excluding excise tax obligations. During the three and six months ended June 30, 2023, share repurchases included 1.3 million shares of Class A common stock for $20.9 million. As of June 30, 2024, a total of $208.7 million remained available for repurchase under the repurchase program.

On February 27, 2024, we announced that the Company adopted the Restructuring Plan to reduce its global workforce. The Restructuring Plan is expected to be completed in the third quarter of 2024, and we expect to incur approximately $20.0 million to $22.0 million of total non-recurring charges through the third quarter of 2024, substantially all of which are expected to result in future cash outlays. During the six months ended June 30, 2024, we made $15.2 million of cash payments in connection with the Restructuring Plan.

On July 1, 2024, we completed the acquisition by merger (the “Acquisition”) of the outstanding capital stock of Geneva Technologies, Inc. (“Geneva”), a privately held company, for an aggregate purchase price of approximately $17.0 million in cash, subject to specified purchase price adjustments.

Cash Flow Information

The following table summarizes our unaudited condensed consolidated cash flow information for the periods presented:

(In thousands)	Six Months Ended June 30, 2024	Six Months Ended June 30, 2023
Net cash provided by (used in):
Operating activities	$35,345	$56,100
Investing activities	(4,531)	(19,087)
Financing activities	(101,003)	(54,700)

Operating activities

Net cash provided by operating activities was $35.3 million and $56.1 million, respectively, in the six months ended June 30, 2024 and 2023. This includes adjustments to net earnings (loss) for the six months ended June 30, 2024 and 2023 related to: depreciation and amortization of $34.2 million and $33.7 million, respectively; stock-based compensation of $2.1 million and $62.1 million, respectively; change in fair value of interest rate swaps of $(1.7) million and $5.2 million, respectively; and change in fair value of deferred contingent consideration of $(19.3) million and $(12.9) million, respectively. The changes in assets and liabilities for the six months ended June 30, 2024 and 2023 consist primarily of: changes in accrued expenses and other current liabilities of $(25.0) million and $(11.3) million, respectively, driven by bonus payouts; changes in legal liabilities of $(25.2) million and $(18.3) million, respectively, driven by litigation settlement payments; changes in accounts receivables of $2.7 million and $(31.0) million, respectively, driven by timing of cash receipts.

Investing activities

Net cash used in investing activities was $4.5 million and $19.1 million for the six months ended June 30, 2024 and 2023, respectively. The Company had capital expenditures of $4.5 million and $9.2 million in the six months ended June 30, 2024 and 2023, respectively. The Company used $9.9 million for the acquisition of Newel Corporation (net of cash acquired) in the six months ended June 30, 2023.

Financing activities

Net cash used in financing activities was $101.0 million and $54.7 million in the six months ended June 30, 2024 and 2023, respectively. During the six months ended June 30, 2024, the Company used $62.1 million for share repurchases of our Class A common stock and Bumble Holdings used $22.2 million for the repurchase of Common Units. During the six months ended June 30, 2023, the Company used $20.9 million for share repurchases of our Class A common stock. During the six months ended June 30, 2024 and 2023, the Company used $8.2 million and $11.7 million, respectively, for shares withheld to satisfy employee tax withholding requirements upon vesting of restricted stock units and made cash distribution payments of $5.6 million and $19.2 million, respectively, to the noncontrolling interest holders. The Company used $2.9 million in both of the six months ended June 30, 2024 and 2023 to repay a portion of the outstanding indebtedness under our Original Term Loan.

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

Contractual Obligations and Contingencies

The following table summarizes our contractual obligations as of June 30, 2024:

	Payments due by period
(In thousands)	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
Long-term debt	$5,750	$618,438	$—	$—	$624,188
Operating leases	2,286	7,292	5,046	272	14,896
Other	8,682	1,327	—	—	10,009
Total	$16,718	$627,057	$5,046	$272	$649,093

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

The payments that we may be required to make under the tax receivable agreement to the pre-IPO owners may be significant and are not reflected in the contractual obligations table set forth above as they are dependent upon future taxable income. Assuming no material changes in the relevant tax law, and that we earn sufficient taxable income to realize all tax benefits that are subject to the tax receivable agreement, we expect future payments under the tax receivable agreement related to the Offering Transactions and subsequent activity through June 30, 2024 to aggregate to $709.8 million and to range over the next 15 years from approximately $16.7 million to $73.6 million per year and decline thereafter. In determining these estimated future payments, we have given retrospective effect to certain exchanges of Common Units for Class A shares that occurred after the IPO but were contemplated to have occurred pursuant to the Blocker Restructuring. The foregoing numbers are merely estimates, and the actual payments could differ materially. See Note 4, Payable to Related Parties Pursuant to a Tax Receivable Agreement, for additional information.

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

In May 2023, the Company amended an agreement for third-party cloud services, which superseded and replaced the September 2022 agreement. Under the amended terms, the Company is committed to pay a minimum of $12.0 million over the period of 18 months. If at the end of the 18 months, or upon early termination, the Company has not reached the $12.0 million in spend, the Company will be required to pay for the difference between the sum of fees already incurred and the minimum commitment. As of June 30, 2024, our minimum commitment remaining is $4.7 million.

Critical Accounting Policies and Estimates

We have discussed the estimates and assumptions that we believe are critical because they involve a higher degree of judgment in their application and are based on information that is inherently uncertain in our 2023 Form 10-K for the year ended December 31, 2023. There have been no significant changes to these accounting policies and estimates for the six months ended June 30, 2024.

Related Party Transactions

For discussions of related party transactions, see Note 12, Related Party Transactions, to the condensed consolidated financial statements included in “Item 1 - Financial Statements (Unaudited).”

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Foreign Currency Exchange Risk

We conduct business in certain foreign markets, primarily in the United Kingdom and the European Union. For the three months ended June 30, 2024 and 2023, revenue outside of North America accounted for 47.3% and 42.7% of consolidated revenue, respectively. Revenue outside of North America accounted for 46.8% and 42.2% of combined revenue for the six months ended June 30, 2024 and 2023, respectively. Our primary exposure to foreign currency exchange risk is the underlying user’s functional currency other than the U.S. Dollar, primarily the British Pound and Euro. As foreign currency exchange rates change, translation of the statements of operations of our international businesses into U.S. dollars affects year-over-year comparability of operating results. The average Euro versus the U.S. Dollar exchange rate was 1.1% lower and 0.1% higher in the three and six months ended June 30,

2024 compared to the three and six months ended June 30, 2023, respectively. The average British Pound versus the U.S. Dollar exchange rate was 0.8% and 2.6% higher in the three and six months ended June 30, 2024 compared to the three and six months ended June 30, 2023, respectively.

Historically, we have not hedged any foreign currency exposures. We have performed a sensitivity analysis as of June 30, 2024 and 2023. A hypothetical 10% change in British Pound and Euro, relative to the U.S. Dollar, would have changed revenue by $12.4 million and $5.5 million for the six months ended June 30, 2024 and 2023, respectively, with all other variables held constant. This accounts for 2.3% and 1.1% of total revenue for the six months ended June 30, 2024 and 2023, respectively. Our continued international expansion increases our exposure to exchange rate fluctuations and as a result such fluctuations could have a significant impact on our future results of operations.

Interest Rate Risk

At June 30, 2024, we had debt outstanding with a carrying value of $618.9 million. With consideration of the financial impact of our interest rate swaps, a hypothetical interest rate increase of 1% would have increased interest expense for the three and six months ended June 30, 2024 by $0.7 million and $1.4 million, respectively, based upon the outstanding debt balances and interest rates in effect during that period. See Note 9, Debt, within the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report.

Borrowings under our Senior Secured Credit Facilities bear interest at a variable market rate. In order to reduce the financial impact of increases in interest rates, the Company entered into two interest rate swaps for a total notional amount of $350.0 million on June 22, 2020, which were set to expire on June 30, 2024. In January 2024, we replaced these interest rate swaps and entered into new interest rate swaps for the same notional value of $350.0 million to extend the expiration from June 2024 to January 2027. The financial impact of the interest rate swaps is to fix the variable interest rate element on $350.0 million of the long-term debt at a rate of 3.18%.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2024, our disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Item 1A. Risk Factors.

For a discussion of our risk factors, see Part I, “Item 1A—Risk Factors” of our 2023 Form 10-K. Refer also to the other information set forth in this Quarterly Report on Form 10-Q, including in the “Special Note Regarding Forward-Looking Statements,” and in Part I, “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Item 1—Financial Statements (Unaudited).”

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

In May, 2023, we announced that our Board of Directors had approved a share repurchase program of up to $150.0 million of our outstanding Class A common stock with repurchases under the program to be made on a discretionary basis from time to time, subject to general business and market conditions and other investment opportunities, through open market purchases or other means, including privately negotiated transactions. The Company announced increases in the share repurchase program authorized amount from $150.0 million to $300.0 million in November 2023 and from $300.0 million to $450.0 million in May 2024. During the second quarter of 2024, the Company did not purchase any shares under the program, which had remaining authorization of $208.7 million as of June 30, 2024.

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

BUMBLE INC.

Date: August 8, 2024	By:	/s/ Lidiane S. Jones
Lidiane S. Jones
Chief Executive Officer

Date: August 8, 2024	By:	/s/ Anuradha B. Subramanian
Anuradha B. Subramanian
Chief Financial Officer