Form 10-Q
period 2024-09-30
Bumble Inc.
filed 2024-11-08
CIK 1830043

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of October 31, 2024, Bumble Inc. had 108,182,365 shares of Class A common stock, par value $0.01 per share, outstanding and 20 shares of Class B common stock, par value $0.01 per share, outstanding.

SPECIAL NOTE REGARDING Forward-Looking Statements

This Quarterly Report on Form 10-Q, or this Quarterly Report, contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements reflect the current views of management of Bumble Inc. with respect to, among other things, its operations, its financial performance, its industry and its business. Forward-looking statements include all statements that are not historical facts. In some cases, you can identify these forward-looking statements by the use of words such as “outlook,” “believe(s),” “expect(s),” “potential,” “continue(s),” “may,” “will,” “should,” “could,” “would,” “seek(s),” “predict(s),” “intend(s),” “trends,” “plan(s),” “estimate(s),” “anticipates,” “projection,” “will likely result” and or the negative version of these words or other comparable words of a future or forward-looking nature. Such forward-looking statements are subject to various risks and uncertainties. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements. These factors include, but are not limited to, the following:

•
our ability to retain existing users or attract new users and to convert users to paying users (including as a result of shifts in strategy)
•
competition and changes in the competitive landscape of our market
•
our ability to distribute our dating products through third parties, such as Apple App Store or Google Play Store, and offset related fees
•
our ability to maintain the value and reputation of our brands
•
risks relating to changes to our existing brands and products, or the introduction or acquisition of new brands or products
•
risks relating to certain of our international operations, including geopolitical conditions and successful expansion into new markets
•
the impact of data security breaches or cyber attacks on our systems and the costs of remediation related to any such incidents
•
challenges with properly managing the use of artificial intelligence
•
our ability to obtain, maintain, protect and enforce intellectual property rights and successfully defend against claims of infringement, misappropriation or other violations of third-party intellectual property
•
our ability to comply with complex and evolving U.S. and international laws and regulations relating to our business, including data privacy laws
•
our substantial indebtedness
•
control of us by Blackstone and our Founder (each, as defined below)
•
the outsized voting rights of Blackstone and our Founder
•
the risk that we may experience impairments to our goodwill and intangible assets as a result of a number of factors, some of which are beyond our control
•
the risk that our recent global workforce reduction and restructuring of our operations may not generate their intended benefits to the extent or as quickly as anticipated
•
our ability to attract, hire and retain a highly qualified and diverse workforce, or maintain our corporate culture
•
changes in business or macroeconomic conditions, including the impact of lower consumer confidence in our business or in the online dating industry generally, recessionary conditions, increased unemployment rates, stagnant or declining wages, changes in inflation or interest rates, geopolitical events, political unrest (which may be heightened in a U.S. presidential election year), armed conflicts, including conflicts in Eastern Europe and the Middle East, widespread health emergencies or pandemics and measures taken in response, extreme weather events or natural disasters
•
foreign currency exchange rate fluctuations

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

Certain Definitions

As used in this Quarterly Report, unless otherwise noted or the context requires otherwise, the following terms have the following meanings. Our key metrics (Bumble App Paying Users, Badoo App and Other Paying Users, Total Paying Users, Bumble App Average Revenue per Paying User, Badoo App and Other Average Revenue per Paying User, and Total Average Revenue per Paying User) were calculated excluding paying users and revenue generated from Official, advertising and partnerships or affiliates and, for periods prior to the fourth quarter of 2023, excluding paying users and revenue generated from Fruitz. Beginning in the fourth quarter of 2023, paying users and revenue generated from Fruitz are included in our key operating metrics. Geneva is a non-revenue generating app as of September 30, 2024 and excluded from our key operating metrics.

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
•
“Geneva” refers to Geneva Technologies, Inc., which Bumble acquired on July 1, 2024.
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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

Bumble Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share information)

(Unaudited)

	September 30, 2024	December 31, 2023
ASSETS
Cash and cash equivalents	$252,057	$355,642
Accounts receivable (net of allowance of $624 and $648, respectively)	102,547	102,677
Other current assets	28,725	34,732
Total current assets	383,329	493,051
Right-of-use assets	13,303	15,425
Property and equipment (net of accumulated depreciation of $21,463 and $15,831, respectively)	8,974	12,462
Goodwill	1,389,002	1,585,750
Intangible assets, net	764,406	1,484,290
Deferred tax assets, net	22,558	27,029
Other noncurrent assets	7,840	7,120
Total assets	$2,589,412	$3,625,127
LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$6,830	$4,611
Deferred revenue	45,329	48,749
Accrued expenses and other current liabilities	125,083	185,799
Current portion of long-term debt, net	5,750	5,750
Total current liabilities	182,992	244,909
Long-term debt, net	612,231	615,176
Deferred tax liabilities, net	975	5,673
Payable to related parties pursuant to a tax receivable agreement	412,958	407,389
Other long-term liabilities	13,393	14,707
Total liabilities	1,222,549	1,287,854
Commitments and contingencies (Note 14)
Shareholders’ equity:
Class A common stock (par value $0.01 per share, 6,000,000,000 shares authorized; 139,851,829 shares issued and 112,557,526 shares outstanding as of September 30, 2024; 138,520,102 shares issued and 130,687,629 shares outstanding as of December 31, 2023)	1,398	1,385
Class B common stock (par value $0.01 per share, 1,000,000 shares authorized; 20 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively)	—	—
Preferred stock (par value $0.01; authorized 600,000,000 shares; no shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively)	—	—
Additional paid-in capital	1,749,314	1,772,449
Treasury stock (27,294,303 and 7,832,473 shares as of September 30, 2024 and December 31, 2023, respectively)	(266,045)	(73,764)
Accumulated deficit	(705,271)	(144,084)
Accumulated other comprehensive income	73,166	79,029
Total Bumble Inc. shareholders’ equity	852,562	1,635,015
Noncontrolling interests	514,301	702,258
Total shareholders’ equity	1,366,863	2,337,273
Total liabilities and shareholders’ equity	$2,589,412	$3,625,127

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Bumble Inc.

Condensed Consolidated Statements of Operations

(In thousands, except per share information)

(Unaudited)

	Three Months Ended September 30, 2024	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2024	Nine Months Ended September 30, 2023
Revenue	$273,605	$275,510	$809,995	$778,193
Operating costs and expenses:
Cost of revenue	79,552	80,049	240,882	227,366
Selling and marketing expense	63,549	68,848	194,728	197,767
General and administrative expense	33,251	48,577	90,436	141,706
Product development expense	24,880	30,909	76,602	100,294
Depreciation and amortization expense	18,312	17,127	52,542	50,825
Impairment loss	892,248	—	892,248	—
Total operating costs and expenses	1,111,792	245,510	1,547,438	717,958
Operating earnings (loss)	(838,187)	30,000	(737,443)	60,235
Interest expense, net	(9,809)	(5,256)	(27,809)	(16,585)
Other income (expense), net	2,898	252	3,815	(6,278)
Income (loss) before income taxes	(845,098)	24,996	(761,437)	37,372
Income tax provision	(4,161)	(1,872)	(16,263)	(7,228)
Net earnings (loss)	(849,259)	23,124	(777,700)	30,144
Net earnings (loss) attributable to noncontrolling interests	(236,060)	6,453	(216,513)	8,331
Net earnings (loss) attributable to Bumble Inc. shareholders	$(613,199)	$16,671	$(561,187)	$21,813
Net earnings (loss) per share attributable to Bumble Inc. shareholders
Basic earnings (loss) per share	$(5.11)	$0.12	$(4.53)	$0.16
Diluted earnings (loss) per share	$(5.11)	$0.12	$(4.53)	$0.16

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Bumble Inc.

Condensed Consolidated Statements of Comprehensive Operations

(In thousands)

(Unaudited)

	Three Months Ended September 30, 2024	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2024	Nine Months Ended September 30, 2023
Net earnings (loss)	$(849,259)	$23,124	$(777,700)	$30,144
Other comprehensive loss, net of tax:
Change in foreign currency translation adjustment	(5,201)	(9,283)	(8,181)	(3,558)
Total other comprehensive loss, net of tax	(5,201)	(9,283)	(8,181)	(3,558)
Comprehensive income (loss)	(854,460)	13,841	(785,881)	26,586
Comprehensive income (loss) attributable to noncontrolling interests	(237,574)	3,865	(218,831)	7,339
Comprehensive income (loss) attributable to Bumble Inc. shareholders	$(616,886)	$9,976	$(567,050)	$19,247

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Bumble Inc.

Condensed Consolidated Statements of Changes in Equity

Three months ended September 30, 2024

(In thousands, except per share amounts)

(Unaudited)

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Treasury Stock		Accumulated	Accumulated Other Comprehensive	Total Bumble Inc. Shareholders'	Noncontrolling	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Income	Equity	Interests	Equity
Balance as of June 30, 2024	139,592,347	$1,396	20	$—	$1,771,155	13,123,659	$(119,364)	$(77,113)	$76,853	$1,652,927	$645,071	$2,297,998
Net loss	—	—	—	—	—	—	—	(613,199)	—	(613,199)	(236,060)	(849,259)
Stock-based compensation expense	—	—	—	—	7,281	—	—	—	—	7,281	2,989	10,270
Impact of Tax Receivable Agreement due to exchanges of Common Units	—	—	—	—	7,086	—	—	—	—	7,086	—	7,086
Cancellation of restricted shares	(155)	—	—	—	(1)	—	—	—	—	(1)	1	—
Restricted stock units issued, net of shares withheld for taxes	227,802	2	—	—	234	—	—	—	—	236	(1,472)	(1,236)
Exchange of Common Units for Class A common stock	31,835	—	—	—	566	—	—	—	—	566	(566)	—
Purchase of common stock	—	—	—	—	11,662	14,170,644	(146,681)	—	—	(135,019)	44,483	(90,536)
Purchase of Common Units	—	—	—	—	(48,669)	—	—	—	—	(48,669)	48,669	—
Partnership tax distributions	—	—	—	—	—	—	—	(14,959)	—	(14,959)	12,700	(2,259)
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	—	(3,687)	(3,687)	(1,514)	(5,201)
Balance as of September 30, 2024	139,851,829	$1,398	20	$—	$1,749,314	27,294,303	$(266,045)	$(705,271)	$73,166	$852,562	$514,301	$1,366,863

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Bumble Inc.

Condensed Consolidated Statements of Changes in Equity

Three months ended September 30, 2023

(In thousands, except per share amounts)

(Unaudited)

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Treasury Stock		Accumulated	Accumulated Other Comprehensive	Total Bumble Inc. Shareholders'	Noncontrolling	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Income	Equity	Interests	Equity
Balance as of June 30, 2023	137,771,696	$1,378	20	$—	$1,735,792	1,320,372	$(15,743)	$(134,729)	$78,606	$1,665,304	$781,028	$2,446,332
Net earnings	—	—	—	—	—	—	—	16,671	—	16,671	6,453	23,124
Stock-based compensation expense	—	—	—	—	16,177	—	—	—	—	16,177	6,255	22,432
Cancellation of restricted shares	(6,864)	—	—	—	—	—	—	—	—	—	—	—
Restricted stock units issued, net of shares withheld for taxes	225,029	2	—	—	(1,736)	—	—	—	—	(1,734)	(666)	(2,400)
Exchange of Common Units for Class A common stock	13,726	—	—	—	—	—	—	—	—	—	—	—
Distribution to noncontrolling interest holders	—	—	—	—	—	—	—	—	—	—	(46)	(46)
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	—	(6,695)	(6,695)	(2,588)	(9,283)
Balance as of September 30, 2023	138,003,587	$1,380	20	$—	$1,750,233	1,320,372	$(15,743)	$(118,058)	$71,911	$1,689,723	$790,436	$2,480,159

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Bumble Inc.

Condensed Consolidated Statements of Changes in Equity

Nine months ended September 30, 2024

(In thousands, except per share amounts)

(Unaudited)

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Treasury Stock		Accumulated	Accumulated Other Comprehensive	Total Bumble Inc. Shareholders'	Noncontrolling	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Income	Equity	Interests	Equity
Balance as of December 31, 2023	138,520,102	$1,385	20	$—	$1,772,449	7,832,473	$(73,764)	$(144,084)	$79,029	$1,635,015	$702,258	$2,337,273
Net loss	—	—	—	—	—	—	—	(561,187)	—	(561,187)	(216,513)	(777,700)
Stock-based compensation expense	—	—	—	—	9,136	—	—	—	—	9,136	3,667	12,803
Impact of Tax Receivable Agreement due to exchanges of Common Units	—	—	—	—	(4,915)	—	—	—	—	(4,915)	—	(4,915)
Cancellation of restricted shares	(24,785)	—	—	—	(116)	—	—	—	—	(116)	116	—
Restricted stock units issued, net of shares withheld for taxes	1,318,227	13	—	—	9,089	—	—	—	—	9,102	(18,243)	(9,141)
Exchange of Common Units for Class A common stock	38,285	—	—	—	678	—	—	—	—	678	(678)	—
Purchase of common stock	—	—	—	—	11,662	19,461,830	(192,281)	—	—	(180,619)	52,527	(128,092)
Purchase of Common Units	—	—	—	—	(48,669)	—	—	—	—	(48,669)	1,362	(47,307)
Partnership tax distributions	—	—	—	—	—	—	—	—	—	—	(7,877)	(7,877)
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	—	(5,863)	(5,863)	(2,318)	(8,181)
Balance as of September 30, 2024	139,851,829	$1,398	20	$—	$1,749,314	27,294,303	$(266,045)	$(705,271)	$73,166	$852,562	$514,301	$1,366,863

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Bumble Inc.

Condensed Consolidated Statements of Changes in Equity

Nine months ended September 30, 2023

(In thousands, except per share amounts)

(Unaudited)

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Treasury Stock		Accumulated	Accumulated Other Comprehensive	Total Bumble Inc. Shareholders'	Noncontrolling	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Income	Equity	Interests	Equity
Balance as of December 31, 2022	129,774,299	$1,298	20	$—	$1,691,911	$—	$—	$(139,871)	$74,477	$1,627,815	$825,764	$2,453,579
Net earnings	—	—	—	—	—	—	—	21,813	—	21,813	8,331	30,144
Stock-based compensation expense	—	—	—	—	(5,333)	—	—	—	—	(5,333)	91,258	85,925
Impact of Tax Receivable Agreement due to exchanges of Common Units	—	—	—	—	(31,389)	—	—	—	—	(31,389)	—	(31,389)
Cancellation of restricted shares	(8,693)	—	—	—	(27)	—	—	—	—	(27)	27	—
Restricted stock units issued, net of shares withheld for taxes	978,485	10	—	—	(10,118)	—	—	—	—	(10,108)	(4,257)	(14,365)
Exchange of Common Units for Class A common stock	7,259,496	72	—	—	105,189	—	—	—	—	105,261	(105,261)	—
Distribution to noncontrolling interest holders	—	—	—	—	—	—	—	—	—	—	(19,287)	(19,287)
Share repurchases	—	—	—	—	—	1,320,372	(15,743)	—	—	(15,743)	(5,147)	(20,890)
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	—	(2,566)	(2,566)	(992)	(3,558)
Balance as of September 30, 2023	138,003,587	$1,380	20	$—	$1,750,233	1,320,372	$(15,743)	$(118,058)	$71,911	$1,689,723	$790,436	$2,480,159

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Bumble Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30, 2024	Nine Months Ended September 30, 2023
Cash flows from operating activities:
Net earnings (loss)	$(777,700)	$30,144
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Impairment loss	892,248	—
Depreciation and amortization expense	52,542	50,825
Changes in fair value of interest rate swaps	6,995	9,029
Changes in fair value of contingent earn-out liability	(22,032)	(24,241)
Non-cash lease expense	2,598	2,640
Tax receivable agreement liability remeasurement expense	951	—
Deferred income tax	314	(8,880)
Stock-based compensation expense	12,273	83,660
Net foreign exchange difference	8,015	(3,300)
Other, net	(15,655)	1,240
Changes in assets and liabilities:
Accounts receivable	1,262	(32,759)
Other current assets	(1,659)	(1,784)
Accounts payable	2,258	2,464
Deferred revenue	(3,420)	3,149
Legal liabilities	(26,044)	1,475
Lease liabilities	(1,028)	(2,991)
Accrued expenses and other current liabilities	(3,652)	7,664
Other, net	573	334
Net cash provided by operating activities	128,839	118,669
Cash flows from investing activities:
Capital expenditures	(6,150)	(12,769)
Acquisition of business, net of cash acquired	—	(9,820)
Acquisition of intangible assets	(17,435)	—
Net cash used in investing activities	(23,585)	(22,589)
Cash flows from financing activities:
Repayment of term loan	(4,313)	(4,313)
Distributions paid to noncontrolling interest holders	(7,877)	(19,287)
Share repurchases	(151,843)	(20,890)
Purchase of Common Units	(22,184)	—
Withholding tax paid on behalf of employees on stock-based awards	(9,590)	(13,865)
Payments on tax receivable agreement	(11,942)	—
Net cash used in financing activities	(207,749)	(58,355)
Effects of exchange rate changes on cash and cash equivalents	(1,443)	(2,117)
Net increase (decrease) in cash and cash equivalents and restricted cash	(103,938)	35,608
Cash and cash equivalents and restricted cash, beginning of the period	359,202	407,042
Cash and cash equivalents and restricted cash, end of the period	255,264	442,650
Less restricted cash	(3,207)	(3,466)
Cash and cash equivalents, end of the period	$252,057	$439,184

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

Assuming the exchange of all outstanding Common Units for shares of Class A common stock on a one-for-one basis under the exchange agreement entered into by holders of Common Units, there would be 158,767,246 shares of Class A common stock outstanding (which does not reflect any shares of Class A common stock issuable in exchange for as-converted Incentive Units or upon settlement of certain other interests) as of September 30, 2024.

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

A noncontrolling interest in a consolidated subsidiary represents the portion of the equity (net assets) in a subsidiary not attributable, directly or indirectly, to the Company. Noncontrolling interests are presented as a separate component of equity in the consolidated balance sheets and the presentation of net earnings (loss) is modified to present earnings and other comprehensive income (loss) attributed to controlling and noncontrolling interests. The Company’s noncontrolling interest represents substantive profit-sharing arrangements and profit and losses are attributable to controlling and noncontrolling interests using an attribution method.

Condensed Consolidated Statements of Equity for the three months and nine months ended September 30, 2024 include adjustments to correct non-controlling interest, additional paid-in capital and treasury stock related to repurchases of common stock and common units during the year ended December 31, 2023 and the six months ended June 30, 2024. The Company concluded the adjustment to be immaterial to the condensed consolidated financial statements and noted that it has no impact on previously reported consolidated statements of operations, comprehensive operations and cash flows.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

Note 2 - Summary of Selected Significant Accounting Policies

Included below are selected significant accounting policies including those that were added or modified during the nine months ended September 30, 2024 as a result of new transactions entered into or the adoption of new accounting policies. See Note 2, Summary of Selected Significant Accounting Policies, within the annual consolidated financial statements in our 2023 Form 10-K for the full list of our significant accounting policies.

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

Cash, Cash Equivalents and Restricted Cash

Cash and cash equivalents include cash in banks, cash on hand, cash in electronic money accounts, overnight deposits and investments in money market funds.

As of September 30, 2024 and December 31, 2023, the Company has classified the cash held in Russia as restricted cash due to the sanctions imposed by the Russia-Ukraine Conflict, which is included in “Other noncurrent assets” within the accompanying condensed consolidated balance sheets.

Impairment of Goodwill

Goodwill represents the excess of the purchase price of an acquired business over the fair value of net assets acquired. The Company tests for goodwill impairment annually as of October 1 or more frequently when events or circumstances indicate that it is more likely than not that the fair value of a reporting unit is less than its carrying amount.

During each annual impairment test, the Company has the option to first assess qualitatively whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The qualitative assessment includes, but is not limited to: (i) deterioration in macroeconomic conditions or changes in market competitiveness; (ii) significant changes in cash flows and cost factors; (iii) changes in planned use of the assets; (iv) a significant decline in the Company’s stock price for a sustained period; and (v) a significant change in the Company’s market capitalization relative to its net book value.

As a result of the qualitative assessment, if the Company determines that it is more likely than not (i.e., greater than 50% likelihood) that the fair value of a reporting unit is less than its carrying amount, it will perform a quantitative test by estimating the fair value of the reporting unit. If the carrying value of a reporting unit exceeds its fair value, the Company records a goodwill impairment loss equal to the excess of the carrying value of the reporting unit over its fair value, not to exceed the carrying amount of goodwill.

Alternatively, the Company is permitted to bypass the qualitative assessment and proceed directly to performing the quantitative assessment.

The Company considers both the income and market approaches to estimate the fair value of a reporting unit. The income approach utilizes a discounted cash flow analysis. The market approach utilizes comparable public company information and key valuation multiples and considers a market control premium and guideline transactions, when applicable. The estimated fair value of a reporting unit is highly sensitive to changes in management’s estimates and assumptions including, but not limited to, the revenue growth rate, discount rate and valuation multiples.

During the three months ended September 30, 2024, the Company recorded $197.2 million of goodwill impairment charges associated with its reporting unit. See Note 5, Goodwill and Intangible Assets, Net.

Impairment of Indefinite-lived Intangible Assets

The Company tests intangible assets that are not amortized (i.e., indefinite-lived brands) for impairment at the asset level. Indefinite-lived intangibles are tested for impairment annually as of October 1 or more frequently if certain circumstances indicate a possible impairment may exist. The Company performs a qualitative assessment to determine whether it is more likely than not that the fair value of the asset is less than its carrying value. If the Company determines that it is more likely than not that the intangible asset is impaired, it performs a quantitative assessment by comparing the fair value of the asset with its carrying amount. If the fair value, which is based on expected future cash flows, exceeds the carrying value, the asset is not considered impaired. If the carrying amount exceeds the fair value, an impairment loss would be recognized in an amount equal to the excess of the carrying amount of the asset over the fair value of the asset.

During the three months ended September 30, 2024, the Company recorded $670.3 million of impairment charges associated with indefinite-lived assets. See Note 5, Goodwill and Intangible Assets, Net.

Impairment of Long-lived Assets and Definite-lived Intangible Assets

Long-lived assets, which primarily consist of property and equipment and right-of-use assets, and definite-lived intangible assets, which primarily consist of developed technology and definite-lived brands, are reviewed for impairment whenever events or circumstances indicate that the carrying value of such assets or asset group may not be recoverable. An asset group is the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. The carrying value of such assets or asset groups is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset or asset group. If the carrying value is deemed not to be recoverable, an impairment loss is recorded equal to the amount by which the carrying value of the assets or asset group exceeds its fair value. The remaining estimated useful lives of long-lived assets and definite-lived intangible assets are routinely reviewed and, if the estimate is revised, the remaining unamortized balance is amortized or depreciated over the revised estimated useful life.

During the three months ended September 30, 2024, the Company recorded $24.7 million of impairment charges associated with the Fruitz asset group. See Note 5, Goodwill and Intangible Assets, Net.

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

In May 2023, the Company announced that the Board of Directors approved a share repurchase program of up to $150.0 million of its outstanding Class A common stock with repurchases under the program to be made on a discretionary basis from time to time, subject to general business and market conditions and other investment opportunities, through open market purchases or other means, including privately negotiated transactions. The Company announced increases in the share repurchase program authorized amount from $150.0 million to $300.0 million in November 2023 and from $300.0 million to $450.0 million in May 2024. During the three months ended September 30, 2024, the Company repurchased 14.2 million shares of Class A common stock for $89.7 million, excluding excise tax obligations. During the nine months ended September 30, 2024, the Company repurchased 19.5 million shares of Class A common stock and 2.0 million Common Units for $174.1 million, excluding excise tax obligations. There were no share repurchases during the three months ended September 30, 2023. During the nine months ended September 30, 2023, the Company repurchased 1.3 million shares of Class A common stock for $20.9 million. As of September 30, 2024, a total of $119.0 million remained available for repurchase under the repurchase program. See Note 12, Related Party Transactions, for additional information on share repurchases from Blackstone.

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

During the three and nine months ended September 30, 2024 and 2023, there were no customers representing greater than 10% of total revenue.

For the periods presented, revenue across apps was as follows (in thousands):

	Three Months Ended September 30, 2024	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2024	Nine Months Ended September 30, 2023
Bumble App	$220,188	$221,785	$653,928	$624,039
Badoo App and Other	53,417	53,725	156,067	154,154
Total Revenue	$273,605	$275,510	$809,995	$778,193

Deferred Revenue

Deferred revenue consists of advance payments that are received or are contractually due in advance of the Company's performance. The Company’s deferred revenue is reported on a contract by contract basis at the end of each reporting period. The Company classifies deferred revenue as current when the term of the applicable subscription period or expected completion of the performance obligation is one year or less. The deferred revenue balance is $45.3 million and $48.7 million as of September 30, 2024 and December 31, 2023, respectively, all of which is classified as a current liability. During the three months ended September 30, 2024 and 2023, the Company recognized revenue of $3.5 million and $2.9 million, respectively, which was included in the deferred revenue balance at the beginning of each respective period. During the nine months ended September 30, 2024 and 2023, the Company recognized revenue of $47.7 million and $45.0 million, respectively, that was included in the deferred revenue balance at the beginning of each respective period.

Restructuring Charges

Restructuring charges consist primarily of severance, relocation, asset impairment and other related costs. The Company evaluates the nature of these costs to determine if they relate to ongoing benefit arrangements, which are accounted for under ASC 712, Compensation - Nonretirement Postemployment Benefits, or one-time benefit arrangements, which are accounted for under ASC 420, Exit or Disposal Cost Obligations. The Company records a liability for ongoing employee termination benefits when it is probable that an employee is entitled to them and the amount of the benefits can be reasonably estimated. One-time employee termination costs are recognized when management has communicated the termination plan to employees, unless future service is required, in which case the costs are recognized ratably over the future service period. All other related costs are recognized when incurred. Restructuring charges are recognized as an operating expense within the consolidated statements of operations and are classified based on each employee’s respective function. See Note 6, Restructuring Charges, for additional information on restructuring charges.

Recently Issued Accounting Pronouncements Not Yet Adopted

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The ASU expands public entities’ segment disclosures by requiring disclosure of significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items, and interim disclosures of a reportable segment’s profit or loss and assets. ASU 2023-07 is effective for the Company beginning in fiscal year 2024 and interim periods beginning in the first quarter of 2025. Early adoption is permitted. The Company is currently evaluating the impact of adopting this ASU on its consolidated financial statements and disclosures.

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

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which is intended to improve the disclosures of expenses by providing more detailed information about the types of expenses in commonly presented expense captions. The standard requires breaking down expenses into specific categories, such as employee compensation and costs related to depreciation and amortization, as well as a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively. This ASU also requires disclosure of the total amount of selling expense and, in annual reporting periods, an entity’s definition of selling expenses. ASU 2024-03 is effective for the Company beginning in fiscal year 2027 and interim periods beginning in fiscal year 2028, either prospectively to financial statements issued for reporting periods after the effective date or retrospectively to all prior periods presented in the financial statements. Early adoption is permitted. The Company is currently evaluating the impact of adopting this ASU on its consolidated financial statement disclosures.

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

For the three and nine months ended September 30, 2024, the Company's effective tax rate was (0.5)% and (2.1)%, respectively, which differs from the U.S. federal statutory tax rate of 21% primarily due to a valuation allowance recorded against the deferred tax benefits associated with pre-tax losses in these periods in addition to the tax impacts associated with the geographical distribution of our earnings, income attributable to noncontrolling interests, nondeductible stock-based compensation, and Pillar Two minimum taxes.

For the three and nine months ended September 30, 2023, our effective tax rate was 7.5% and 19.3%, respectively, which differs from the U.S. federal statutory tax rate of 21% primarily due to the geographical distribution of our earnings, income attributable to noncontrolling interests, nondeductible stock-based compensation, and a valuation allowance recorded against certain deferred tax assets arising in the current year.

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

We have determined that it is more likely than not that we will be unable to realize tax benefits related to certain basis adjustments and acquired net operating losses that were received in connection with the Reorganization Transactions and our IPO. As a result of this determination, we have not recorded the benefit of these deferred tax assets as of September 30, 2024. At the time of the Sponsor

Acquisition, the assets and liabilities of Bumble Holdings were adjusted to fair value on the closing date of the business combination for both financial reporting and income tax purposes. As a result of the IPO, we inherited certain tax benefits associated with this stepped-up basis (“Common Basis”) created when certain pre-IPO owners acquired their interests in Bumble Holdings in the Sponsor Acquisition. This Common Basis entitles us to the depreciation and amortization deductions previously allocable to the pre-IPO owners. Based on current projections, we anticipate having sufficient taxable income to be able to realize the benefit of this Common Basis and have recorded a tax receivable agreement liability to related parties of $413.0 million related to these benefits as of September 30, 2024. To the extent that we determine that we are able to realize the tax benefits associated with the basis adjustments and net operating losses, we would record an additional liability of $290.4 million for a total liability of $703.4 million. If, in the future, we are not able to utilize the Common Basis, we would record a reduction in the tax receivable agreement liability to related parties that would result in a benefit recorded within our consolidated statements of operations. During the nine months ended September 30, 2024, our tax receivable agreement liability decreased by a net $17.2 million due to the following: (1) a $23.1 million decrease from tax receivable agreement payments made during the first quarter of 2024, and (2) a partially offsetting net increase of $5.9 million, primarily due to the effects of the repurchase of Common Units in Bumble Holdings from Blackstone entities completed in the first quarter of 2024 and the effects of the repurchase of Common Units in Bumble Holdings from Bumble during 2024, the proceeds from which were used to fund Class A common stock repurchases during 2024.

Note 5 - Goodwill and Intangible Assets, Net

Goodwill

The changes in the carrying amount of goodwill for the period presented are as follows (in thousands):

	Gross Carrying Amount	Accumulated Impairment Losses	Net Carrying Amount
Balance as of December 31, 2023	$1,585,750	$—	$1,585,750
Impairment charge	—	(197,214)	(197,214)
Foreign currency translation adjustment	466	—	466
Balance as of September 30, 2024	$1,586,216	$(197,214)	$1,389,002

During the three months ended September 30, 2024, the Company identified potential impairment triggering events indicating that the fair value of its reporting unit was more likely than not less than its carrying value. These triggering events included the Company’s revised 2024 outlook and a decrease in the Company’s stock price and market capitalization that was sustained during the third quarter of 2024. In accordance with ASC 350, Intangibles – Goodwill and Other, the Company performed a quantitative goodwill impairment test. The fair value of the reporting unit was estimated using a combination of two approaches, an income approach, employing a discounted cash flow model, and a market approach, employing a guideline public company approach. These valuation approaches require the Company to make various assumptions regarding the timing and amount of expected cash flows, including, but not limited to, the revenue growth rate, the discount rate and valuation multiples. As a result of this impairment test, the Company recognized a goodwill impairment charge of $197.2 million during the three and nine months ended September 30, 2024. The fair value of the Company’s reporting unit was impacted by its revised forecast, as well as adverse macroeconomic factors, including but not limited to, slower economic growth, a higher cost of borrowing, inflationary pressures, and fluctuations in foreign currency exchange rates. There were no impairment charges recorded for the three and nine months ended September 30, 2023.

Intangible Assets, Net

A summary of the Company’s intangible assets, net is as follows (in thousands):

	September 30, 2024
	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment Losses	Net Carrying Amount	Weighted- Average Remaining Useful Life (Years)
Brands - indefinite-lived	$1,511,269	$—	$(811,269)	$700,000	Indefinite
Brands - definite-lived	43,736	(7,779)	(23,854)	12,103	5.0
Developed technology	266,714	(232,440)	(1,043)	33,231	2.1
User base	113,770	(113,388)	—	382	0.3
White label contracts	33,384	(6,953)	(26,431)	—	—
Other	32,867	(14,177)	—	18,690	3.8
Total Intangible assets, net	$2,001,740	$(374,737)	$(862,597)	$764,406

	December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment Losses	Net Carrying Amount	Weighted- Average Remaining Useful Life (Years)
Brands - indefinite-lived	$1,511,269	$—	$(141,000)	$1,370,269	Indefinite
Brands - definite-lived	43,309	(5,301)	—	38,008	12.3
Developed technology	249,470	(193,777)	—	55,693	1.1
User base	113,760	(113,154)	—	606	0.5
White label contracts	33,384	(6,953)	(26,431)	—	—
Other	28,549	(8,835)	—	19,714	3.9
Total Intangible assets, net	$1,979,741	$(328,020)	$(167,431)	$1,484,290

During the three months ended September 30, 2024, the decline in the Company's stock price and market capitalization indicated that the fair value of the Company's indefinite-lived assets was more likely than not less than its carrying value. The Company evaluated the fair value of its indefinite-lived assets by using the relief from royalty methodology based on management’s assumptions. This valuation approach requires the Company to make various assumptions regarding the timing and amount of expected cash flows, including, but not limited to, the revenue growth rate, royalty rate, and discount rate. As a result, the Company recognized an impairment charge of $670.3 million associated with the indefinite-lived assets during the three and nine months ended September 30, 2024, representing the difference between the carrying value and the fair value of the Company's indefinite-lived intangible assets.

Additionally, the Company assessed the recoverability of our long-lived assets and definite-lived intangible assets at the asset group level and determined that the carrying value of the Fruitz asset group was not recoverable. The Company then evaluated the fair value of the Fruitz asset group using a discounted cash flow method, which required the Company to make various assumptions, including, but not limited to, the revenue growth rate and discount rate. As a result of this impairment test, the Company recognized $24.7 million of impairment charges during the three and nine months ended September 30, 2024. The impairment charges were allocated to the Fruitz asset group on a pro-rata basis based on the carrying amounts of the long-lived assets and definite-lived intangible assets. Additionally, the Company revised the remaining useful life of certain definite-lived intangible assets of Fruitz.

There were no impairment charges recorded for the three and nine months ended September 30, 2023.

On July 1, 2024, the Company completed the acquisition of Geneva Technologies, Inc. (“Geneva”) for total cash consideration of $17.5 million (the “Purchase Consideration”), net of cash acquired. The principal assets of Geneva, which is a pre-revenue company, are a social networking and communications platform for building friendship and community and related intellectual property rights. As substantially all of the fair value of the acquired assets was concentrated in Geneva’s developed technology, the transaction did not meet the definition of a business combination. As such, the Company accounted for this transaction as an asset acquisition in accordance with ASC 805, Business Combinations. The Purchase Consideration was allocated to the acquired assets and liabilities based on their relative fair values, with $17.2 million allocated to developed technology, which will be amortized on a straight-line basis over four years, and $0.3 million allocated to other assets and liabilities.

Amortization expense related to intangible assets, net for the three months ended September 30, 2024 and 2023 was $16.4 million and $14.9 million, respectively, and for the nine months ended September 30, 2024 and 2023 was $47.1 million and $43.8 million, respectively.

As of September 30, 2024, amortization of intangible assets with definite lives is estimated to be as follows (in thousands):

Remainder of 2024	$16,281
2025	18,260
2026	10,655
2027	8,346
2028 and thereafter	9,870
Total	$63,412

Note 6 - Restructuring Charges

On February 27, 2024, the Company announced that it adopted a restructuring plan (the “Restructuring Plan”) to reduce its global workforce by approximately 350 roles to better align its operating model with future strategic priorities and to drive stronger operating leverage. The Restructuring Plan was completed in the third quarter of 2024, and the Company incurred approximately $20.4 million of total non-recurring charges through the third quarter of 2024, consisting primarily of employee severance, benefits, and related charges for impacted employees. The following table presents the total non-recurring restructuring charges by function for the periods indicated (in thousands):

	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2024
Cost of revenue	$(34)	$972
Selling and marketing	(3)	3,244
General and administrative	21	6,093
Product development	598	10,046
Total	$582	$20,355

The Company did not record any restructuring charges for the three and nine months ended September 30, 2023. As of September 30, 2024, the remaining $1.3 million restructuring liability consists primarily of accrued severance costs, which are included in "Accrued expenses and other current liabilities" in the accompanying condensed consolidated balance sheets.

The following table summarizes the restructuring-related liabilities (in thousands):

	Employee Related Benefits	Other	Total
Balance as of December 31, 2023	$—	$—	$—
Restructuring charges	19,032	1,323	20,355
Cash payments	(17,875)	(1,212)	(19,087)
Balance as of September 30, 2024	$1,157	$111	$1,268

Note 7 - Other Financial Data

Consolidated Balance Sheets Information

Other current assets are comprised of the following balances (in thousands):

	September 30, 2024	December 31, 2023
Capitalized aggregator fees	$11,497	$12,390
Prepayments	12,179	9,831
Other current assets	5,049	12,511
Total other current assets	$28,725	$34,732

Accrued expenses and other current liabilities are comprised of the following balances (in thousands):

	September 30, 2024	December 31, 2023
Legal liabilities	$39,718	$65,761
Payroll and related expenses	23,323	29,355
Marketing expenses	29,781	22,622
Professional fees	6,401	8,724
Lease liabilities	2,552	1,171
Income tax payable	9,049	958
Contingent earn-out liability	726	22,758
Payable to related parties pursuant to a tax receivable agreement	—	22,807
Other accrued expenses and other payables	13,533	11,643
Total accrued expenses and other current liabilities	$125,083	$185,799

Other long-term liabilities are comprised of the following balances (in thousands):

	September 30, 2024	December 31, 2023
Lease liabilities	$11,368	$13,273
Other liabilities	2,025	1,434
Total other liabilities	$13,393	$14,707

Note 8 - Fair Value Measurements

The following tables present the Company’s financial instruments that are measured at fair value on a recurring basis (in thousands):

	September 30, 2024
	Level 1	Level 2	Level 3	Total Fair Value Measurements
Assets:
Cash equivalent - money market funds	$109,548	$—	$—	$109,548
Derivative asset	—	1,293	—	1,293
Investments in equity securities	—	—	1,667	1,667
	$109,548	$1,293	$1,667	$112,508
Liabilities:
Contingent earn-out liability	$—	$—	$726	$726
	$—	$—	$726	$726

	December 31, 2023
	Level 1	Level 2	Level 3	Total Fair Value Measurements
Assets:
Cash equivalent - money market funds	$237,087	$—	$—	$237,087
Derivative asset	—	8,288	—	8,288
Investments in equity securities	—	—	1,735	1,735
	$237,087	$8,288	$1,735	$247,110
Liabilities:
Contingent earn-out liability	$—	$—	$22,758	$22,758
	$—	$—	$22,758	$22,758

There were no transfers between levels between September 30, 2024 and December 31, 2023.

The carrying value of accounts receivable, accounts payable, income tax payable, accrued expenses and other payables approximate their fair values due to the short-term maturities of these instruments.

The Company uses interest rate derivative instruments to manage the risk related to fluctuating cash flows from interest rate changes on the debt. These instruments are not designated as hedges for accounting purposes and are recorded in “Other current assets,” “Other noncurrent assets,” “Accrued expense and other current liabilities” or “Other long-term liabilities,” with changes in fair value recognized in “Other income (expense), net.” The Company's derivative asset, which consists of interest rate swaps, is measured at fair value on a recurring basis using observable market data (Level 2) and totaled $1.3 million and $8.3 million as of September 30, 2024 and December 31, 2023, respectively. The fair value of interest rate swaps is estimated using a combined income and market-based valuation methodology based on Level 2 inputs, including forward interest rate yield curves obtained from independent pricing services. Derivative assets are included in “Other noncurrent assets” as of September 30, 2024 and “Other current assets” as of December 31, 2023 in the accompanying condensed consolidated balance sheets.

The Company’s contingent earn-out liability is measured at fair value on a recurring basis using significant unobservable inputs (Level 3) and totaled $0.7 million and $22.8 million as of September 30, 2024 and December 31, 2023, respectively. Contingent earn-out liability is included in “Accrued expenses and other current liabilities” in the accompanying condensed consolidated balance sheets.

As of September 30, 2024, there is a contingent consideration arrangement, consisting of an earn-out payment to former shareholders of Worldwide Vision Limited of up to $150.0 million. The Company determined the fair value of the contingent earn-out liability by using a probability-weighted analysis to determine the amount of the liabilities, and, if the arrangement is long-term in nature, applying a discount rate that captures the risks associated with the duration of the obligation. The number of scenarios in the probability-weighted analyses vary; generally, more scenarios are prepared for longer duration and more complex arrangements. As of September 30, 2024 and December 31, 2023, the fair value of the contingent earn-out liability reflects a risk-free rate of 4.2% and 5.0%, respectively.

The Company classified contingent earn-out arrangements as liabilities at the time of the acquisition, as they will be settled in cash, and remeasures the fair values of the contingent earn-out liabilities each reporting period thereafter until settled. The fair value of the contingent earn-out liabilities are sensitive to changes in the stock price, discount rates and the timing of the future payments, which are based upon estimates of future achievement of the performance metrics. Changes in fair values of contingent earn-out liabilities are recognized in “General and administrative expense” in the accompanying condensed consolidated statements of operations. The change in fair value of the contingent earn-out liability was $(2.7) million and $(11.3) million for the three months ended September 30, 2024 and 2023, respectively, and $(22.0) million and $(24.2) million for the nine months ended September 30, 2024 and 2023, respectively.

Assets and liabilities that are measured at fair value on a non-recurring basis include indefinite-lived intangible assets, long-lived assets, definite-lived intangible assets and goodwill. During the three months ended September 30, 2024, the Company recorded impairment charges of $670.3 million for indefinite-lived intangible assets, $24.7 million for the Fruitz asset group and $197.2 million for goodwill. The Company determined the fair value of indefinite-lived intangible assets, Fruitz long-lived assets and definite-lived intangible assets and its reporting unit for goodwill impairment using unobservable inputs (Level 3). Refer to Note 2, Summary of Selected Significant Accounting Policies and Note 5, Goodwill and Intangible Assets, Net.

Note 9 - Debt

Total debt is comprised of the following (in thousands):

	September 30, 2024	December 31, 2023
Term Loan due January 29, 2027	$622,750	$627,063
Less: unamortized debt issuance costs	4,769	6,137
Less: current portion of debt, net	5,750	5,750
Total long-term debt, net	$612,231	$615,176

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

The interest rates in effect for the Original Term Loan and the Incremental Term Loan as of September 30, 2024 were 8.10% and 8.60%, respectively. The Original Term Loan Facility amortizes in equal quarterly installments in aggregate annual amounts equal to 1.00% of the principal amount of the Original Term Loan Facility outstanding as of the date of the closing of the Original Term Loan Facility, with the balance being payable at maturity on January 29, 2027. The Incremental Term Loan Facility amortizes in equal quarterly installments in aggregate annual amounts equal to 1.00% of the principal amount of the Incremental Term Loan Facility outstanding as of the date of the closing of the Incremental Term Loan Facility, with the balance being payable at maturity on January 29, 2027. Following the $200.0 million aggregate principal payment of amount of outstanding indebtedness during the three months ended March 31, 2021 quarterly installment payments on the Incremental Term Loan Facility are no longer required for the remaining term of the facility. Principal amounts outstanding under the Revolving Credit Facility are due and payable in full at maturity on January 29, 2025. As of September 30, 2024, and at all times during the nine months ended September 30, 2024, the Company was in compliance with the financial debt covenants.

As the loans are issued with a floating rate of interest, the Company believes that the fair value of the obligations is approximated by the principal amount of the loans as of September 30, 2024. The carrying value of the Term Loans includes the outstanding principal amount, less unamortized debt issuance costs. Therefore, the Company assumes the carrying value of the debt, before any transaction costs, would closely approximate the fair value of the loan obligation with the assumptions above.

Note 10 - Earnings (Loss) per Share

The following table sets forth a reconciliation of the numerators used to compute the Company's basic and diluted earnings (loss) per share (in thousands):

	Three Months Ended September 30, 2024	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2024	Nine Months Ended September 30, 2023
Numerator:
Net earnings (loss)	$(849,259)	$23,124	$(777,700)	$30,144
Net earnings (loss) attributable to noncontrolling interests	(236,060)	6,453	(216,513)	8,331
Net earnings (loss) attributable to Bumble Inc. shareholders	$(613,199)	$16,671	$(561,187)	$21,813

The following table sets forth the computation of the Company's basic and diluted earnings (loss) per share (in thousands, except share amounts, and per share amounts):

	Three Months Ended September 30, 2024	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2024	Nine Months Ended September 30, 2023
Basic earnings (loss) per share attributable to common stockholders
Numerator
Allocation of net earnings (loss) attributable to Bumble Inc. shareholders	$(613,410)	$16,671	$(566,666)	$21,461
Less: net earnings (loss) attributable to participating securities	—	9	—	14
Net earnings (loss) attributable to common stockholders	$(613,410)	$16,662	$(566,666)	$21,447
Denominator
Weighted average number of shares of Class A common stock outstanding	120,091,564	136,457,412	125,006,154	135,185,151
Basic earnings (loss) per share attributable to common stockholders	$(5.11)	$0.12	$(4.53)	$0.16

Diluted earnings (loss) per share attributable to common stockholders
Numerator
Allocation of net earnings (loss) attributable to Bumble Inc. shareholders	$(613,410)	$16,487	$(566,666)	$21,199
Increase in net earnings (loss) attributable to common shareholders upon conversion of potentially dilutive Common Units	—	6,637	—	8,945
Less: net earnings (loss) attributable to participating securities	—	9	—	14
Net earnings (loss) attributable to common stockholders	$(613,410)	$23,115	$(566,666)	$30,130
Denominator
Number of shares used in basic computation	120,091,564	136,457,412	125,006,154	135,185,151
Add: weighted-average effect of dilutive securities
RSUs	—	1,375,772	—	1,244,705
Common Units to convert to Class A Common Stock	—	53,584,628	—	55,831,913
Weighted average shares of Class A common stock outstanding used to calculate diluted earnings (loss) per share	120,091,564	191,417,812	125,006,154	192,261,769
Diluted earnings (loss) per share attributable to common stockholders	$(5.11)	$0.12	$(4.53)	$0.16

The following table sets forth potentially dilutive securities that were excluded from the diluted earnings (loss) per share computation because the effect would be anti-dilutive, or issuance of such shares is contingent upon the satisfaction of certain conditions which were not satisfied by the end of the periods:

	Three Months Ended September 30, 2024	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2024	Nine Months Ended September 30, 2023
Time-vesting awards:
Options	4,950,211	3,844,085	4,950,211	3,844,085
Restricted shares	6,444	—	6,444	—
RSUs	5,770,886	2,252,668	5,770,886	2,280,638
Incentive units	959,056	401,614	959,056	366,393
Total time-vesting awards	11,686,597	6,498,367	11,686,597	6,491,116

Exit-vesting awards:
Options	58,062	79,908	58,062	79,908
Restricted shares	5,537	—	5,537	—
RSUs	127,464	—	127,464	—
Incentive units	884,325	958,133	884,325	1,012,768
Total exit-vesting awards	1,075,388	1,038,041	1,075,388	1,092,676
Total	12,761,985	7,536,408	12,761,985	7,583,792

Note 11 - Stock-based Compensation

Total stock-based compensation expense was as follows:

(In thousands)	Three Months Ended September 30, 2024	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2024	Nine Months Ended September 30, 2023
Cost of revenue	$45	$542	$364	$2,800
Selling and marketing expense	490	2,469	(2,328)	7,191
General and administrative expense	7,781	10,352	14,167	44,029
Product development expense	1,842	8,165	70	29,640
Total stock-based compensation expense	$10,158	$21,528	$12,273	$83,660

During the three and nine months ended September 30, 2024, stock-based compensation expense decreased from the same periods in 2023, primarily due to forfeitures for terminations including the reduction in force related to the Restructuring Plan.

Incentive Units in Bumble Holdings

The following table summarizes information around Incentive Units in Bumble Holdings:

	Time-Vesting Incentive Units		Exit-Vesting Incentive Units
	Number of Awards	Weighted- Average Participation Threshold	Number of Awards	Weighted- Average Participation Threshold
Unvested as of December 31, 2023	2,014,042	$13.11	1,817,295	$12.89
Granted	—	—	—	—
Vested	(911,125)	12.20	(809,754)	12.48
Forfeited	(143,861)	19.15	(123,216)	13.66
Unvested as of September 30, 2024	959,056	$13.07	884,325	$12.43

As of September 30, 2024, total unrecognized compensation cost related to the Time-Vesting Incentive Units was $0.7 million, which is expected to be recognized over a weighted-average period of 0.5 years. As of September 30, 2024, total unrecognized compensation cost related to the Exit-Vesting Incentive Units was $1.2 million, which is expected to be recognized over a weighted-average period of 0.8 years.

Restricted Shares of Class A Common Stock in Bumble Inc.

The following table summarizes information around restricted shares in the Company:

	Time-Vesting Restricted Shares of Class A Common Stock		Exit-Vesting Restricted Shares of Class A Common Stock
	Number of Awards	Weighted- Average Grant-Date Fair Value	Number of Awards	Weighted- Average Grant-Date Fair Value
Unvested as of December 31, 2023	32,255	$6.87	28,386	$17.13
Granted	—	—	—	—
Vested	(15,824)	6.87	(8,051)	17.21
Forfeited	(9,987)	6.81	(14,798)	17.05
Unvested as of September 30, 2024	6,444	$6.96	5,537	$17.22

As of September 30, 2024, total unrecognized compensation cost related to the Time-Vesting restricted shares was $3.4 thousand, which is expected to be recognized over a weighted-average period of 0.3 years. As of September 30, 2024, total unrecognized compensation cost related to the Exit-Vesting restricted shares was $13.7 thousand, which is expected to be recognized over a weighted-average period of 0.8 years.

RSUs in Bumble Inc.

The following table summarizes information around RSUs in the Company:

	Time-Vesting RSUs		Exit-Vesting RSUs
	Number of Awards	Weighted- Average Grant-Date Fair Value	Number of Awards	Weighted- Average Grant-Date Fair Value
Unvested as of December 31, 2023	6,557,643	$25.41	333,296	$42.79
Granted	3,745,502	11.51	—	—
Vested	(2,008,290)	26.28	(135,570)	42.79
Forfeited	(2,523,969)	23.71	(70,262)	42.79
Unvested as of September 30, 2024	5,770,886	$16.79	127,464	$42.79

During the nine months ended September 30, 2024 and 2023, the total fair value of vested RSUs as of the respective vesting dates was $24.7 million and $36.0 million, respectively. As of September 30, 2024, total unrecognized compensation cost related to the Time-Vesting RSUs was $44.8 million, which is expected to be recognized over a weighted-average period of 2.8 years. As of September 30, 2024, total unrecognized compensation cost related to the Exit-Vesting RSUs was $0.6 million, which is expected to be recognized over a weighted-average period of 0.8 years.

Options

The following assumptions were utilized to calculate the fair value of Time-Vesting Options granted during the nine months ended September 30, 2024:

September 30, 2024
Volatility	57% - 58%
Expected Life	7.0 years
Risk-free rate	4.0% - 4.6%
Fair value per unit	$5.72 - $8.95
Dividend yield	0.0%

The following table summarizes the Company’s option activity as it relates to Time-Vesting stock options:

	September 30, 2024
	Number of Options	Weighted- Average Exercise Price Per Share	Weighted- Average Grant Date Fair Value Per Share
Outstanding as of December 31, 2023	3,528,145	$30.87	$17.75
Granted	3,745,723	12.23	7.59
Exercised	—	—	—
Forfeited and expired	(2,323,657)	27.15	15.99
Outstanding as of September 30, 2024	4,950,211	18.52	10.84
Exercisable as of September 30, 2024	994,391	$34.16	$18.87

The following table summarizes the Company’s option activity as it relates to Exit-Vesting stock options:

	September 30, 2024
	Number of Options	Weighted- Average Exercise Price Per Share	Weighted- Average Grant Date Fair Value Per Share
Outstanding as of December 31, 2023	79,908	$43.00	$22.21
Granted	—	—	—
Exercised	—	—	—
Forfeited	(21,846)	43.00	22.21
Outstanding as of September 30, 2024	58,062	43.00	22.21
Exercisable as of September 30, 2024	41,930	$43.00	$22.21

As of September 30, 2024, total unrecognized compensation cost related to the Time-Vesting options was $19.5 million, which is expected to be recognized over a weighted-average period of 3.2 years. As of September 30, 2024, total unrecognized compensation cost related to the Exit-Vesting options was $34.8 thousand, which is expected to be recognized over a weighted-average period of 0.8 years.

Note 12 - Related Party Transactions

In the ordinary course of operations, the Company enters into transactions with related parties, as discussed below (in thousands).

Related Party relationship	Type of Transaction	Financial Statement Line	Three Months Ended September 30, 2024	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2024	Nine Months Ended September 30, 2023
Other	Marketing costs	Selling and marketing expense	$1,258	$1,331	$4,218	$3,941
Other	Moderator costs	Cost of revenue	1,800	1,442	5,067	3,902
Other	Advertising revenue	Revenue	260	218	868	552
Other	Tax receivable agreement liability remeasurement expense	Other income (expense), net	(721)	—	(951)	—

Related Party relationship	Type of Transaction	Financial Statement Line	September 30, 2024	December 31, 2023
Other	Tax receivable agreement	Payable to related parties pursuant to a tax receivable agreement	$412,958	$430,196

Payable to related parties pursuant to a tax receivable agreement

Concurrent with the completion of the IPO, the Company entered into a tax receivable agreement with pre-IPO owners including our Founder, our Sponsor, an affiliate of Accel Partners LP and management and other equity holders. See Note 4, Payable to Related Parties Pursuant to a Tax Receivable Agreement.

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

Revenue by major geographic region is based upon the location of the customers who receive the Company's services. The information below summarizes revenue by geographic area, based on customer location (in thousands):

	Three Months Ended September 30, 2024		Three Months Ended September 30, 2023		Nine Months Ended September 30, 2024		Nine Months Ended September 30, 2023
United States	$128,968	47%	$143,567	52%	$394,030	49%	$414,179	53%
Rest of the world	144,637	53%	131,943	48%	415,965	51%	364,014	47%
Total	$273,605	100%	$275,510	100%	$809,995	100%	$778,193	100%

The United States is the only country with revenues of 10% or more of the Company's total revenue for the three and nine months ended September 30, 2024 and 2023.

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

These actions frequently seek putative damages that may significantly exceed our assessment of any reasonably possible loss from the resolution of such actions. We record a liability for legal claims when the Company determines that a loss is probable and the amount can be reasonably estimated, and, if the liability is material, we disclose the amount of the liability reserved. Except as otherwise disclosed below, while it is reasonably possible that a loss for a particular matter may be incurred in excess of recorded amounts as of September 30, 2024, a reasonable estimate of the amount or range of possible loss in excess of amounts already accrued cannot be made at this time.

These matters are subject to inherent uncertainties and it is possible that an unfavorable outcome of one or more of these legal proceedings or other contingencies could have a material impact on the business, financial condition, or results of operations of the Company.

Litigation Related to the Illinois Biometric Information Privacy Act (the “BIPA”)

In late 2021 and early 2022, four putative class action lawsuits were filed against the Company alleging that certain features of the Badoo or Bumble apps violate the Illinois BIPA. Each of these lawsuits allege that the apps used facial geometry scans in violation of BIPA’s authorization, consent, and data retention policy provisions. Plaintiffs in these lawsuits seek statutory damages, compensatory damages, attorneys’ fees, injunctive relief, and (in one action) punitive damages. The parties reached a proposed class action settlement in these lawsuits, which were consolidated on May 30, 2024. The settlement was preliminarily approved on June 6, 2024, and the Court entered a final approval order as to the settlement on October 24, 2024.

Between September 2023 and March 2024, the Company received approximately 29,000 pre-arbitration demands regarding Bumble’s alleged violation of BIPA. The parties reached settlements to resolve all of these individual demands, and the settlements have been fully paid as of August 1, 2024.

An accrual has been made based on the probable and estimable loss in connection with the aforementioned class and individual matters. For the three and nine months ended September 30, 2024, we recorded nil and $2.5 million, respectively, in costs in connection with the aforementioned class and individual matters.

In February 2024, an additional class action lawsuit was filed in Illinois alleging that certain features of Bumble app violate BIPA. The case has been administratively terminated pending resolution of the plaintiff’s individual claims in arbitration.

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

In August 2023, Bumble received litigation demands from (i) counsel representing the purported Bumble shareholder who filed the voluntarily dismissed William B. Federman Irrevocable Trust derivative action in the U.S. District Court for the District of Delaware and (ii) counsel representing the purported Bumble shareholder who filed the voluntarily dismissed Dana Messana derivative action in the U.S. District Court for the District of Delaware. Both litigation demands are directed to the Bumble Board and contain factual allegations involving the September 2021 SPO that are generally consistent with those in the derivative litigation filed in state and federal court. The letters demand, among other things, that Bumble’s Board undertake an independent investigation into alleged legal violations, and that Bumble commence a civil action to pursue related claims against any individuals who allegedly harmed Bumble. In November 2023, Bumble formed a Special Litigation Committee (“SLC”) to investigate the claims at-issue in the In Re Bumble

Inc. Stockholder Derivative Litigation pending in the United States District Court for the District of Delaware and Delaware Court of Chancery, as well as the William B. Federman Irrevocable Trust and Dana Messana litigation demands. In January 2024, the Delaware Court of Chancery entered an order staying the litigation for 180 days to allow the SLC to conduct its investigation, and the United States District Court for the District of Delaware so-ordered a stipulation similarly staying the litigation until July 15, 2024 to allow the SLC to conduct its investigation. In June 2024, the stay was extended by 10 days to July 25, 2024 in both the United States District Court for the District of Delaware and the Delaware Court of Chancery. On July 25, 2024, the SLC submitted a report of its factual findings and legal analysis. The SLC determined that terminating and dismissing the litigation would best serve the interests of the Company and its stockholders. The SLC moved to terminate and dismiss with prejudice the litigation pending in the Delaware Court of Chancery, and pursuant to prior Court Order, agreed to meet and confer with the parties to the litigation pending in the United States District Court for the District of Delaware concerning proposed next steps in that litigation, including a motion by the SLC to dismiss the litigation. The SLC also informed counsel for the shareholders who brought litigation demands (William B. Federman Irrevocable Trust and Dana Messana) of its findings. In October 2024, the United States Court for the District of Delaware granted a stay of the litigation pending a decision on the SLC’s forthcoming motion to terminate the Delaware Court of Chancery action. Management is unable to determine a range of potential losses that is reasonably possible of occurring.

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

On August 16, 2024, the named plaintiffs refiled their Unruh Act claims in the Superior Court of the State of California for the County of Riverside, this time naming as defendants both the Company and its founder, Executive Chair and former CEO Whitney Wolfe Herd. Similar to the action filed on April 9, 2024, the litigation is a putative class action in which the named plaintiffs allege that the “women message first” feature violates the Unruh Act. Plaintiffs seek declaratory and injunctive relief, statutory damages, and attorneys’ fees and costs. On October 9, 2024, the action was removed to the United States District Court for the Central District of California, where it is currently pending.

Proceedings Related to 2024 Financial Results

In September 2024, a purported securities class action complaint was filed in the United States District Court for the Western District of Texas, naming the Company and certain of its current executives and directors as defendants. The complaint asserts claims under Sections 10(b) and 20(a) of the Exchange Act, alleging that the defendants made or disseminated materially false and misleading statements and/or concealed material adverse facts concerning Bumble’s relaunch strategy announced in 2024. The class action complaint seeks unspecified damages and an award of costs and expenses, including reasonable attorneys’ fees, as well as equitable relief.

On October 31, 2024, a shareholder derivative complaint was filed in the United States District Court for the Western District of Texas, naming as defendants certain of our current and former executives and directors, as well as the Company as a nominal defendant. The complaint asserts state and federal claims based on the same alleged misstatements as the securities class action complaint. The complaints seek unspecified damages, attorneys’ fees, and other costs.

The Company intends to vigorously defend against the claims asserted in the lawsuits. However, any litigation is inherently uncertain, and any judgment or injunctive relief entered against the Company, or any adverse settlement, could materially and adversely impact the business, results of operations, financial condition and prospects of the Company.

Other Proceedings

From time to time, the Company is subject to patent litigations asserted by non-practicing entities.

As of September 30, 2024 and December 31, 2023, the Company determined that provisions of $39.7 million and $65.8 million, respectively, reflect our best estimate of any probable future obligation for the Company’s litigations. During the three and nine months ended September 30, 2024, the Company paid $0.7 million and $26.4 million, respectively, to settle litigation matters, which amount is accordingly no longer reflected in the provision as of September 30, 2024. Legal expenses are included in “General and administrative expense” in the accompanying consolidated statements of operations.

Purchase Commitments

In May 2023, the Company amended an agreement with one of our third parties related to cloud services, which superseded and replaced the September 2022 agreement. Under the amended terms, the Company is committed to pay a minimum of $12.0 million over the period of 18 months from May 2023. If at the end of the 18 months, or upon early termination, the Company has not reached the $12.0 million in spend, the Company will be required to pay for the difference between the sum of fees already incurred and the minimum commitment. As of September 30, 2024, our minimum commitment remaining is $2.6 million.

Note 15 - Subsequent Events

In October 2024, the Company repurchased 4.4 million shares of Class A common stock pursuant to a trading plan under Rule 10b5-1 of the Exchange Act in the amount of $30.0 million, excluding excise tax obligations. As of October 31, 2024, a total of $89.0 million remained available for repurchase under the program, subject to an approximately 3.1 million share repurchase limit, which may be increased pursuant to authorization from the Company’s Board of Directors.

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

Overview

We provide online dating and social networking applications through free, subscription and in-app purchases of products servicing North America, Europe and various other countries around the world. As of September 30, 2024, Bumble operates five apps, Bumble, Bumble For Friends, Badoo, Fruitz, and Official. Bumble app, launched in 2014, is one of the first dating apps built with women at the center, where women make the first move. Bumble app is a leader in the online dating sector across several countries, including the United States, the United Kingdom, Australia and Canada. Badoo app, launched in 2006, was one of the pioneers of web and mobile free-to-use dating products. Badoo app’s focus is to make finding meaningful connections easy, fun and accessible for a mainstream global audience. Badoo app continues to be a market leader in Europe and Latin America. In January 2022, we acquired Fruitz, an intentions-driven dating app focused on Gen Z, operating in EMEA and Canada. In April 2023, we acquired Official, an app that is intended to help couples build healthy and lasting habits in their romantic relationships. Building on the BFF mode in Bumble app, in July 2023 we officially launched a standalone Bumble For Friends app. Bumble For Friends app is a friendship app where people in all stages of life can meet people nearby and create meaningful platonic connections. Through the acquisition of Geneva in July 2024, we aim to expand the Bumble For Friends experience from one-to-one connections to groups and communities to serve the many ways people seek friendships.

Quarter ended September 30, 2024 Consolidated Results

For the three months ended September 30, 2024 and 2023, we generated:

•
Total revenue of $273.6 million and $275.5 million, respectively;
•
Bumble App Revenue of $220.2 million and $221.8 million, respectively;
•
Badoo App and Other Revenue of $53.4 million and $53.7 million, respectively;
•
Net loss of $849.3 million, which includes an $892.2 million impairment loss, compared to net earnings of $23.1 million, representing net earnings margin of 8.4%; and
•
Adjusted EBITDA of $82.6 million and $75.3 million, respectively, representing Adjusted EBITDA margins of 30.2%, and 27.3%, respectively.

Year-to-Date ended September 30, 2024 Consolidated Results

For the nine months ended September 30, 2024 and 2023, we generated:

•
Total revenue of $810.0 million and $778.2 million, respectively;
•
Bumble App Revenue of $653.9 million and $624.0 million, respectively;
•
Badoo App and Other Revenue of $156.1 million and $154.2 million, respectively;
•
Net loss of $777.7 million, which includes an $892.2 million impairment loss, compared to net earnings of $30.1 million, representing net earnings margin of 3.9%; and
•
Adjusted EBITDA of $231.6 million and $201.9 million, respectively, representing Adjusted EBITDA margins of 28.6% and 25.9%, respectively.
•
Net cash provided by operating activities of $128.8 million and $118.7 million, respectively, and operating cash flow conversion of * and 393.7%, respectively; and
•
Free cash flow of $122.7 million and $105.9 million, respectively, representing free cash flow conversion of 53.0% and 52.5%, respectively.

* Not meaningful

For a reconciliation of Adjusted EBITDA, Adjusted EBITDA margin, Free Cash Flow and Free Cash Flow Conversion, which are all non-GAAP measures, to the most directly comparable GAAP financial measures, information about why we consider Adjusted EBITDA, Adjusted EBITDA margin, free cash flow and free cash flow conversion useful and a discussion of the material risks and limitations of these measures, please see “Non-GAAP Financial Measures.”

Key Operating and Financial Metrics

We regularly review a number of metrics, including the following key operating and financial metrics, to evaluate our business, measure our performance, identify trends in our business, prepare financial projections and make strategic decisions. We believe these non-GAAP and operational measures are useful in evaluating our performance, in addition to our financial results prepared in accordance with GAAP. See “Non-GAAP Financial Measures” for additional information on non-GAAP financial measures and a reconciliation to the most comparable GAAP measures.

The following metrics were calculated excluding paying users and revenue generated from Official, advertising and partnerships or affiliates and, for periods prior to the fourth quarter of 2023, excluding paying users and revenue generated from Fruitz. Beginning in the fourth quarter of 2023, paying users and revenue generated from Fruitz are included in our key operating metrics. Prior period information and key operating metrics have not been recast to include paying users and revenue generated from Fruitz. Geneva is a non-revenue generating app as of September 30, 2024 and excluded from our key operating metrics.

(In thousands, except ARPPU)	Three Months Ended September 30, 2024	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2024	Nine Months Ended September 30, 2023
Bumble App Paying Users	2,869.3	2,604.9	2,805.5	2,460.5
Badoo App and Other Paying Users	1,386.2	1,215.6	1,334.0	1,177.4
Total Paying Users	4,255.5	3,820.5	4,139.5	3,637.9
Bumble App Average Revenue per Paying User	$25.58	$28.38	$25.90	$28.18
Badoo App and Other Average Revenue per Paying User	$12.03	$12.79	$12.10	$12.70
Total Average Revenue per Paying User	$21.17	$23.42	$21.45	$23.17

(In thousands, except per share data and percentages)	Three Months Ended September 30, 2024	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2024	Nine Months Ended September 30, 2023
Condensed Consolidated Statements of Operations Data:
Revenue	$273,605	$275,510	$809,995	$778,193
Net earnings (loss)	(849,259)	23,124	(777,700)	30,144
Net earnings (loss) attributable to Bumble Inc. shareholders	(613,199)	16,671	(561,187)	21,813
Net earnings (loss) per share attributable to Bumble Inc. shareholders
Basic earnings (loss) per share	$(5.11)	$0.12	$(4.53)	$0.16
Diluted earnings (loss) per share	$(5.11)	$0.12	$(4.53)	$0.16

(In thousands)			September 30, 2024	December 31, 2023
Condensed Consolidated Balance Sheets Data:
Total assets			$2,589,412	$3,625,127
Cash and cash equivalents			252,057	355,642
Long-term debt, net including current maturities			617,981	620,926

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

See “Non-GAAP Financial Measures” for additional information and a reconciliation of net earnings (loss) to Adjusted EBITDA and Adjusted EBITDA margin and net cash provided by (used in) operating activities to free cash flow.

Key Factors Affecting our Performance

Our results of operations and financial condition have been, and will continue to be, affected by a number of factors, including those discussed below.

Growth Strategy

As previously disclosed, we are in the process of implementing a new strategy and transformation plan intended to deliver durable customer value and drive long-term sustainable revenue. As part of this new strategy, we are focusing on fostering a vibrant and healthy customer ecosystem, improving the customer experience through product innovation and optimization of operations, and evolving our revenue strategy to ensure we deliver value at every step of our customers’ journey through a rebalancing of Bumble app subscription tiers, among other things. As we address these areas of focus, our user growth and success in attracting new users, user engagement and monetization may be negatively impacted. Furthermore, if we do not successfully implement our new strategy, our business, financial condition and results of operations could be materially adversely affected.

See also “If we fail to retain existing users or add new users, or if our users decrease their level of engagement with our products or do not convert to paying users, our revenue, financial results and business may be significantly harmed” and “We are subject to certain risks as a mission-based company” in Part I, “Item 1A—Risk Factors—Risks Related to Our Brands, Products and Operations” of our 2023 Form 10-K.

Macroeconomic Conditions

Macroeconomic conditions, including the conflicts in Eastern Europe and the Middle East, slower growth or economic recession, changes to fiscal and monetary policy and fluctuations in foreign currency exchange rates have impacted and may continue to impact our results of operations, as well as our consumers who face greater pressure on disposable income. We continuously monitor the direct and indirect impacts of these circumstances on our business and financial results.

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

Share Repurchase Program

In May 2024, our Board of Directors approved amendments to the share repurchase program to increase the authorized Class A common stock repurchase amount from $300.0 million to $450.0 million. During the three months ended September 30, 2024, we repurchased 14.2 million shares of Class A common stock for $89.7 million, excluding excise tax obligations. During the nine months ended September 30, 2024, we repurchased 19.5 million shares of Class A common stock and 2.0 million Common Units for $174.1 million, excluding excise tax obligations. There were no share repurchases during the three months ended September 30, 2023. During the nine months ended September 30, 2023, we repurchased 1.3 million shares of Class A common stock for $20.9 million. As of September 30, 2024, a total of $119.0 million remained available for repurchase under the repurchase program.

For additional information, see Note 2, Summary of Selected Significant Accounting Policies —Share Repurchase Program, Note 12, Related Party Transactions — Share Repurchase, to our unaudited condensed consolidated financial statements included in Part I, “Item 1 – Financial Statements (Unaudited)” of this Quarterly Report on Form 10-Q.

Tax Receivable Agreement

In connection with certain reorganization transactions and our IPO, we entered into a tax receivable agreement with certain of our pre-IPO owners that provides for the payment by the Company to such pre-IPO owners of 85% of the benefits that the Company realizes, or is deemed to realize, as a result of the Company's allocable share of existing tax basis acquired in our IPO and other tax benefits related to entering into the tax receivable agreement. The payments that we may be required to make under the tax receivable agreement to the pre-IPO owners may be significant and are dependent upon future taxable income. During the nine months ended September 30, 2024, our tax receivable agreement liability decreased by a net $17.2 million due to the following: (1) a $23.1 million decrease from tax receivable agreement payments made during the first quarter of 2024, and (2) a partially offsetting net increase of $5.9 million, primarily due to the effects of the repurchase of Common Units in Bumble Holdings from Blackstone entities completed in the first quarter of 2024 and the effects of the repurchase of Common Units in Bumble Holdings from Bumble during 2024, the proceeds from which were used to fund Class A common stock repurchases during 2024.

For additional information, see “Risk Factors—Bumble Inc. will be required to pay certain of our pre-IPO owners for most of the benefits relating to tax depreciation or amortization deductions that we may claim as a result of Bumble Inc.’s allocable share of existing tax basis acquired in the IPO, Bumble Inc.’s increase in its allocable share of existing tax basis and anticipated tax basis adjustments we receive in connection with sales or exchanges of Common Units (including Common Units issued upon conversion of vested Incentive Units) in connection with or after the IPO and our utilization of certain tax attributes of the Blocker Companies”, “Risk Factors—In certain cases, payments under the tax receivable agreement may be accelerated and/or significantly exceed the actual benefits Bumble Inc. realizes in respect of the tax attributes subject to the tax receivable agreement.” in each case, in Part I, “Item 1A—Risk Factors” of our 2023 Form 10-K, and Note 4, Payable to Related Parties Pursuant to a Tax Receivable Agreement, to our unaudited condensed consolidated financial statements included in Part I, “Item 1 – Financial Statements (Unaudited)” of this Quarterly Report on Form 10-Q.

Impairment Charges

During the three months ended September 30, 2024, we identified potential impairment triggering events related to our indefinite-lived assets, long-lived assets and definite-lived intangible assets, and goodwill. These triggering events included our revised 2024 outlook and a decrease in our stock price and market capitalization that was sustained during the third quarter of 2024. As a result, we performed an interim impairment test. Based on the results of the test, we recognized impairment charges of $670.3 million for indefinite-lived intangible assets, $24.7 million for the Fruitz asset group and $197.2 million for goodwill during the three and nine months ended September 30, 2024. There were no impairment charges recorded for the three and nine months ended September 30, 2023.

Given the aforementioned impairment recorded in 2024, it is reasonably possible that changes in judgments, assumptions and estimates we made in assessing the fair values of these assets could cause us to consider some portion, or all of the remaining carrying values of these assets, to become impaired. A further decline in our stock price, economic downturns, a decline in market conditions and/or unfavorable industry trends could potentially trigger impairment tests in the future. In addition, reduced demand for our products, slower growth rates in our industry, and changes in market-based interest rates could negatively impact the estimated future cash flows and discount rates used in the income approach to determine the fair values of these assets and could result in an impairment charge in the future.

For additional information, see Note 2, Summary of Selected Significant Accounting Policies—Impairment of Goodwill,—Impairment of Indefinite-lived Intangible Assets and —Impairment of Long-lived Assets and Definite-lived Intangible Assets and Note 5, Goodwill and Intangible Assets, Net to our unaudited condensed consolidated financial statements included in Part I, “Item 1 – Financial Statements (Unaudited)” of this Quarterly Report on Form 10-Q.

Acquisition

On July 1, 2024, we completed the acquisition of Geneva Technologies Inc.(“Geneva”) for total cash consideration of $17.5 million, net of cash acquired, of which $17.2 million was allocated to developed technology and $0.3 million was allocated to other assets and liabilities.

For additional information, see Note 5, Goodwill and Intangible Assets, Net to our unaudited condensed consolidated financial statements included in Part I, “Item 1 – Financial Statements (Unaudited)” of this Quarterly Report on Form 10-Q.

Restructuring Plan

On February 27, 2024, the Company announced that it adopted a restructuring plan (the “Restructuring Plan”) to reduce its global workforce by approximately 350 roles to better align its operating model with future strategic priorities and to drive stronger operating leverage. The Restructuring Plan was completed in the third quarter of 2024, and we incurred approximately $20.4 million of total non-recurring charges through the third quarter of 2024, consisting primarily of employee severance, benefits, and related charges for impacted employees. For the three and nine months ended September 30, 2024, we incurred non-recurring charges of $0.6 million and $20.4 million, respectively.

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

Impairment loss

Impairment loss relates to impairment charges to indefinite-lived intangible assets, long-lived assets and definite-lived intangible assets, and goodwill as applicable.

Interest income (expense), net

Interest income (expense), net consists of interest income received on money market funds and related party loans receivables and interest expense incurred in connection with our long-term debt.

Other income (expense), net

Other income (expense), net consists of insurance reimbursement proceeds, impacts from foreign exchange transactions, tax receivable agreement liability remeasurement expense, loss on debt extinguishment, fair value changes in derivatives, sub-lease income and investments in equity securities.

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

Results of Operations

The following table sets forth our unaudited condensed consolidated statement of operations information for the periods presented:

(In thousands)	Three Months Ended September 30, 2024	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2024	Nine Months Ended September 30, 2023
Revenue	$273,605	$275,510	$809,995	$778,193
Operating costs and expenses:
Cost of revenue	79,552	80,049	240,882	227,366
Selling and marketing expense	63,549	68,848	194,728	197,767
General and administrative expense	33,251	48,577	90,436	141,706
Product development expense	24,880	30,909	76,602	100,294
Depreciation and amortization expense	18,312	17,127	52,542	50,825
Impairment loss	892,248	—	892,248	—
Total operating costs and expenses	1,111,792	245,510	1,547,438	717,958
Operating earnings (loss)	(838,187)	30,000	(737,443)	60,235
Interest expense, net	(9,809)	(5,256)	(27,809)	(16,585)
Other income (expense), net	2,898	252	3,815	(6,278)
Income (loss) before income taxes	(845,098)	24,996	(761,437)	37,372
Income tax provision	(4,161)	(1,872)	(16,263)	(7,228)
Net earnings (loss)	(849,259)	23,124	(777,700)	30,144
Net earnings (loss) attributable to noncontrolling interests	(236,060)	6,453	(216,513)	8,331
Net earnings (loss) attributable to Bumble Inc. shareholders	$(613,199)	$16,671	$(561,187)	$21,813

The following table sets forth our unaudited condensed consolidated statement of operations information as a percentage of revenue for the periods presented:

	Three Months Ended September 30, 2024	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2024	Nine Months Ended September 30, 2023
Revenue	100.0%	100.0%	100.0%	100.0%
Operating costs and expenses:
Cost of revenue	29.1%	29.1%	29.7%	29.2%
Selling and marketing expense	23.2%	25.0%	24.0%	25.4%
General and administrative expense	12.2%	17.6%	11.2%	18.2%
Product development expense	9.1%	11.2%	9.5%	12.9%
Depreciation and amortization expense	6.7%	6.2%	6.5%	6.5%
Impairment loss	326.1%	0.0%	110.2%	0.0%
Total operating costs and expenses	406.3%	89.1%	191.0%	92.3%
Operating earnings (loss)	(306.3%)	10.9%	(91.0%)	7.7%
Interest expense, net	(3.6%)	(1.9%)	(3.4%)	(2.1%)
Other income (expense), net	1.1%	0.1%	0.5%	(0.8%)
Income (loss) before income taxes	(308.9%)	9.1%	(94.0%)	4.8%
Income tax provision	(1.5%)	(0.7%)	(2.0%)	(0.9%)
Net earnings (loss)	(310.4%)	8.4%	(96.0%)	3.9%
Net earnings (loss) attributable to noncontrolling interests	(86.3%)	2.3%	(26.7%)	1.1%
Net earnings (loss) attributable to Bumble Inc. shareholders	(224.1%)	6.1%	(69.3%)	2.8%

The following table sets forth the stock-based compensation expense, included in operating costs and expenses:

(In thousands)	Three Months Ended September 30, 2024	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2024	Nine Months Ended September 30, 2023
Cost of revenue	$45	$542	$364	$2,800
Selling and marketing expense	490	2,469	(2,328)	7,191
General and administrative expense	7,781	10,352	14,167	44,029
Product development expense	1,842	8,165	70	29,640
Total stock-based compensation expense	$10,158	$21,528	$12,273	$83,660

During the three and nine months ended September 30, 2024, stock-based compensation expense decreased from the same periods in 2023, primarily due to forfeitures for terminations including the reduction in force related to the Restructuring Plan.

Comparison of the Three and Nine Months Ended September 30, 2024 and 2023

Revenue

(In thousands)	Three Months Ended September 30, 2024	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2024	Nine Months Ended September 30, 2023
Bumble App	$220,188	$221,785	$653,928	$624,039
Badoo App and Other	53,417	53,725	156,067	154,154
Total Revenue	$273,605	$275,510	$809,995	$778,193

Total Revenue was $273.6 million for the three months ended September 30, 2024, compared to $275.5 million for the same period in 2023. The decrease was primarily driven by a decline in Total Average Revenue per Paying User and unfavorable fluctuations in foreign currency exchange rates, partially offset by growth in Total Paying Users.

Bumble App Revenue was $220.2 million for the three months ended September 30, 2024, compared to $221.8 million for the same period in 2023. This decrease was primarily driven by a 9.9% decline in Bumble App ARPPU to $25.58 and unfavorable fluctuations in foreign currency exchange rates, partially offset by a 10.2% increase in Bumble App Paying Users to 2.9 million.

Badoo App and Other Revenue was $53.4 million for the three months ended September 30, 2024, compared to $53.7 million for the same period in 2023. This decrease was primarily driven by a 5.9% decline in Badoo App and Other ARPPU to $12.03, partially offset by a 14.0% increase in Badoo App and Other Paying Users to 1.4 million. We began to include paying users and revenue generated from Fruitz in our key operating metrics in the fourth quarter of 2023 and prior period key operating metrics have not been recast.

Total Revenue was $810.0 million for the nine months ended September 30, 2024, compared to $778.2 million for the same period in 2023. The increase was primarily driven by growth in Total Paying Users, partially offset by a decline in Total Average Revenue per Paying User and unfavorable fluctuations in foreign currency exchange rates.

Bumble App Revenue was $653.9 million for the nine months ended September 30, 2024, compared to $624.0 million for the same period in 2023. This increase was primarily driven by a 14.0% increase in Bumble App Paying Users to 2.8 million, partially offset by an 8.1% decline in Bumble App ARPPU to $25.90 and unfavorable fluctuations in foreign currency exchange rates.

Badoo App and Other Revenue was $156.1 million for the nine months ended September 30, 2024, compared to $154.2 million for the same period in 2023. This increase was primarily driven by a 13.3% increase in Badoo App and Other Paying Users to 1.3 million, partially offset by a 4.7% decline in Badoo App and Other ARPPU to $12.10. We began to include paying users and revenue generated from Fruitz in our key operating metrics in the fourth quarter of 2023 and prior period key operating metrics have not been recast.

Cost of revenue

(In thousands, except percentages)	Three Months Ended September 30, 2024	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2024	Nine Months Ended September 30, 2023
Cost of revenue	$79,552	$80,049	$240,882	$227,366
Percentage of revenue	29.1%	29.1%	29.7%	29.2%

Cost of revenue for the three months ended September 30, 2024 remained relatively flat as compared to the same period in 2023. Cost of revenue for the nine months ended September 30, 2024 increased by $13.5 million, or 5.9%, as compared to the same period in 2023. The increase in cost of revenue for the nine months ended September 30, 2024 was driven primarily by growth in in-app purchase fees due to increasing revenue.

As a percentage of revenue, cost of revenue for the three months ended September 30, 2024 remained flat as compared to the same period in 2023. As a percentage of revenue, cost of revenue increased for the nine months ended September 30, 2024 as compared to the same period in 2023, primarily due to the adoption of Google Play and user choice billing in many of our markets and to a lesser extent an increase in subscription costs, personnel-related costs associated with our Restructuring Plan, and cloud hosting, partially offset by a decrease in stock-based compensation due to forfeitures for terminations including the reduction in force related to the Restructuring Plan announced during the first quarter of 2024.

Selling and marketing expense

(In thousands, except percentages)	Three Months Ended September 30, 2024	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2024	Nine Months Ended September 30, 2023
Selling and marketing expense	$63,549	$68,848	$194,728	$197,767
Percentage of revenue	23.2%	25.0%	24.0%	25.4%

Selling and marketing expense for the three months ended September 30, 2024 decreased by $5.3 million, or 7.7%, as compared to the same period in 2023. The change was primarily due to a $3.2 million decrease in personnel-related costs and a $2.0 million decrease in stock-based compensation, both of which were due to headcount reduction associated with our Restructuring Plan, and a $0.5 million decrease in marketing costs.

Selling and marketing expense for the nine months ended September 30, 2024 decreased by $3.0 million, or 1.5%, as compared to the same period in 2023. The change was primarily due to a $9.5 million decrease in stock-based compensation driven by forfeitures and headcount reduction associated with our Restructuring Plan, as well as a $3.4 million decrease in personnel-related costs associated with our Restructuring Plan, partially offset by a $9.8 million increase in marketing costs.

General and administrative expense

(In thousands, except percentages)	Three Months Ended September 30, 2024	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2024	Nine Months Ended September 30, 2023
General and administrative expense	$33,251	$48,577	$90,436	$141,706
Percentage of revenue	12.2%	17.6%	11.2%	18.2%

General and administrative expense for the three months ended September 30, 2024 decreased by $15.3 million, or 31.5%, as compared to the same period in 2023. The change was primarily driven by an $18.0 million decrease in legal and professional fees, a $2.6 million decrease in stock-based compensation and a $2.6 million decrease in personnel-related costs, the latter two of which were due to headcount reduction associated with our Restructuring Plan, and a $1.1 million decrease in insurance expenses, partially offset by an $8.6 million increase associated with the change in fair value of the contingent earn-out liabilities.

General and administrative expense for the nine months ended September 30, 2024 decreased by $51.3 million, or 36.2%, as compared to the same period in 2023. The change was primarily driven by a $29.9 million decrease in stock-based compensation due to forfeitures and headcount reduction associated with our Restructuring Plan, a $21.3 million decrease in legal and professional fees, and a $3.7 million decrease in insurance expenses, partially offset by a $2.2 million increase associated with the change in fair value of the contingent earn-out liabilities and a $0.7 million increase in personnel-related costs associated with our Restructuring Plan.

Product development expense

(In thousands, except percentages)	Three Months Ended September 30, 2024	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2024	Nine Months Ended September 30, 2023
Product development expense	$24,880	$30,909	$76,602	$100,294
Percentage of revenue	9.1%	11.2%	9.5%	12.9%

Product development expense in the three months ended September 30, 2024 decreased by $6.0 million, or 19.5%, as compared to the same period in 2023. The change was primarily driven by an $6.2 million decrease in stock-based compensation due to headcount reduction associated with our Restructuring Plan.

Product development expense in the nine months ended September 30, 2024 decreased by $23.7 million, or 23.6%, as compared to the same period in 2023. The change was primarily driven by a $29.5 million decrease in stock-based compensation due to forfeitures and headcount reduction, partially offset by a $4.3 million increase in personnel-related costs in each case primarily associated with our Restructuring Plan.

Depreciation and amortization expense

(In thousands, except percentages)	Three Months Ended September 30, 2024	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2024	Nine Months Ended September 30, 2023
Depreciation and amortization expense	$18,312	$17,127	$52,542	$50,825
Percentage of revenue	6.7%	6.2%	6.5%	6.5%

Depreciation and amortization expense for the three months ended September 30, 2024 increased by $1.2 million, or 6.9%, as compared to the same period in 2023. Depreciation and amortization expense for the nine months ended September 30, 2024 increased by $1.7 million, or 3.4%, as compared to the same period in 2023. The increases in depreciation and amortization for the three-month and nine-month periods were due to the increased amortization of intangible assets, driven by the acquisition of Geneva developed technology in July 2024.

Impairment loss

(In thousands, except percentages)	Three Months Ended September 30, 2024	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2024	Nine Months Ended September 30, 2023
Impairment loss	$892,248	$—	$892,248	$—
Percentage of revenue	326.1%	—	110.2%	—

During the three and nine months ended September 30, 2024, we recognized an impairment charge of $670.3 million for our indefinite-lived intangible assets, $24.7 million for the Fruitz asset group, and $197.2 million for goodwill. There were no impairment charges recorded for the three and nine months ended September 30, 2023. For additional information, see Note 2, Summary of Selected Significant Accounting Policies—Impairment of Goodwill,—Impairment of Indefinite-lived Intangible Assets and —Impairment of Long-lived Assets and Definite-lived Intangible Assets and Note 5, Goodwill and Intangible Assets, Net to our unaudited condensed consolidated financial statements included in Part I, “Item 1 – Financial Statements (Unaudited)” of this Quarterly Report on Form 10-Q.

Interest expense, net

(In thousands, except percentages)	Three Months Ended September 30, 2024	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2024	Nine Months Ended September 30, 2023
Interest expense, net	$(9,809)	$(5,256)	$(27,809)	$(16,585)
Percentage of revenue	(3.6)%	(1.9)%	(3.4)%	(2.1)%

Interest expense, net for the three months ended September 30, 2024 increased by $4.6 million, or 86.6%, compared to the same period in 2023. Interest expense, net for the nine months ended September 30, 2024 increased by $11.2 million, or 67.7%, compared to the same period in 2023. The increases in interest expense, net for the three-month and nine-month periods were due to an increase in interest rates on our outstanding debt under the credit agreements, partially offset by an increase in interest income from our investment in money market funds.

Other income (expense), net

(In thousands, except percentages)	Three Months Ended September 30, 2024	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2024	Nine Months Ended September 30, 2023
Other income (expense), net	$2,898	$252	$3,815	$(6,278)
Percentage of revenue	1.1%	0.1%	0.5%	(0.8)%

Other income, net for the three months ended September 30, 2024 increased by $2.6 million, compared to the same period in 2023. The change was primarily due to a $8.2 million increase in net foreign currency exchange gains, partially offset by a $4.9 million increase in net losses on interest rate swaps.

Other income, net for the nine months ended September 30, 2024 increased by $10.1 million, compared to the same period in 2023. The change was primarily due to a $9.1 million increase in net foreign currency exchange gains and a $2.0 million decrease in net losses on interest rate swaps.

Income tax provision

(In thousands, except percentages)	Three Months Ended September 30, 2024	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2024	Nine Months Ended September 30, 2023
Income tax provision	$(4,161)	$(1,872)	$(16,263)	$(7,228)
Effective tax rate	(0.5)%	7.5%	(2.1)%	19.3%

Income tax provision was $4.2 million for the three months ended September 30, 2024, as compared to $1.9 million for the same period in 2023. Income tax provision was $16.3 million for the nine months ended September 30, 2024, as compared to $7.2 million for the same period in 2023. The income tax provision is higher year over year for the three and nine months ended September 30, 2024 primarily due to the impact of Pillar Two minimum taxes applicable in 2024 and due to an increase in the unfavorable tax effects associated with the vesting and cancellation of certain stock-based awards in 2024.

Pillar Two Minimum Tax

On December 20, 2021, the Organization for Economic Cooperation and Development released the Pillar Two model rules providing a framework for implementing a 15% minimum tax, also referred to as the Global Anti-Base Erosion ("GloBE") rules, on earnings of multinational companies with consolidated annual revenue exceeding €750 million. Pillar Two legislation has been enacted in certain jurisdictions where the Company operates, including the UK and certain EU member states, and is effective for the Company's financial year beginning January 1, 2024. The Company has performed an assessment of its exposure to Pillar Two income taxes, including its ability to qualify for transitional safe harbor relief under the GloBE rules. While the Company expects to qualify for transitional safe harbor relief in most jurisdictions in which it operates, there are a limited number of jurisdictions where the transitional safe harbor is not available, including for certain entities classified as “stateless” constituent entities under the Pillar Two model rules. The Company’s income tax provision for each of the three and nine months ended September 30, 2024 includes the effects of Pillar Two minimum taxes based on currently enacted legislation and guidance. The Company will continue to closely monitor Pillar Two developments, including the release of additional administrative guidance on the application of the GloBE rules, and evaluate the potential impact to the Company’s financial position.

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

The following table reconciles our non-GAAP financial measures to the most comparable GAAP financial measures for the periods presented:

(In thousands, except percentages)	Three Months Ended September 30, 2024	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2024	Nine Months Ended September 30, 2023
Net earnings (loss)	$(849,259)	$23,124	$(777,700)	$30,144
Add back:
Income tax provision	4,161	1,872	16,263	7,228
Interest expense, net	9,809	5,256	27,809	16,585
Depreciation and amortization expense	18,312	17,127	52,542	50,825
Stock-based compensation expense	10,158	21,528	12,273	83,660
Employer costs related to stock-based compensation (1)	441	1,003	2,390	4,025
Litigation costs, net of insurance reimbursements (2)	959	16,323	9,695	24,874
Foreign exchange gain (3)	(12,143)	(3,905)	(11,515)	(2,439)
Changes in fair value of interest rate swaps (4)	8,687	3,796	6,995	9,029
Restructuring costs (5)	582	—	20,355	—
Transaction and other costs (6)	583	463	1,297	1,994
Changes in fair value of contingent earn-out liability	(2,689)	(11,308)	(22,032)	(24,241)
Changes in fair value of investments in equity securities	(20)	2	26	178
Tax receivable agreement liability remeasurement expense (7)	721	—	951	—
Impairment loss (8)	892,248	—	892,248	—
Adjusted EBITDA	$82,550	$75,281	$231,597	$201,862
Net earnings (loss) margin	(310.4)%	8.4%	(96.0)%	3.9%
Adjusted EBITDA margin	30.2%	27.3%	28.6%	25.9%

Net cash provided by operating activities			$128,839	$118,669
Less:
Capital expenditures			(6,150)	(12,769)
Free cash flow			$122,689	$105,900
Operating cash flow conversion			*	393.7%
Free cash flow conversion			53.0%	52.5%

* Not meaningful

(1)
Represents employer portion of Social Security and Medicare payroll taxes domestically, National Insurance contributions in the United Kingdom and comparable costs internationally related to the settlement of equity awards.
(2)
Represents certain litigation costs, net of insurance proceeds, associated with pending litigations or settlements of litigation that arise outside of the ordinary course of business.
(3)
Represents foreign exchange gain due to foreign currency transactions.
(4)
Represents fair value loss on interest rate swaps.
(5)
Represents costs associated with the Restructuring Plan, such as severance, benefits and other related costs.
(6)
Represents transaction costs related to acquisitions and secondary offerings such as legal, accounting, advisory fees and other related costs.
(7)
Represents recognized adjustments to the tax receivable agreement liability.
(8)
Represents impairment charges to indefinite-lived intangible assets, the Fruitz asset group and goodwill in 2024.

Liquidity and Capital Resources

Overview

As of September 30, 2024, we had $252.1 million of cash and cash equivalents, a decrease of $103.6 million from December 31, 2023 primarily due to share repurchases and the acquisition of Geneva, partially offset by cash generated from operations. Our principal sources of liquidity are our cash and cash equivalents and cash generated from operations. Our primary uses of liquidity are operating expenses and capital expenditures, acquisition of businesses, funding of our debt obligations, partnership tax distributions, paying income taxes and obligations under our tax receivable agreement and effectuating share repurchases as discussed below. Based on current conditions, we believe that we have sufficient financial resources to fund our activities and execute our business plans during the next twelve months.

In May 2023, we announced that our Board of Directors approved a share repurchase program of up to $150.0 million of our outstanding Class A common stock with repurchases under the program to be made on a discretionary basis from time to time, subject to general business and market conditions and other investment opportunities, through open market purchases or other means, including privately negotiated transactions. We announced increases in the share repurchase program authorized amount from $150.0 million to $300.0 million in November 2023 and from $300.0 million to $450.0 million in May 2024. This repurchase program may be commenced, suspended or discontinued at any time. During the three months ended September 30, 2024, we repurchased 14.2 million shares of Class A common stock for $89.7 million, excluding excise tax obligations. During the nine months ended September 30, 2024, we repurchased 19.5 million shares of Class A common stock and 2.0 million Common Units for $174.1 million, excluding excise tax obligations. In addition, in October 2024, we repurchased an additional 4.4 million shares of Class A common stock pursuant to a trading plan under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended, in the amount of $30.0 million, excluding excise tax obligations. There were no share repurchases during the three months ended September 30, 2023. During the nine months ended September 30, 2023, we repurchased 1.3 million shares of Class A common stock for $20.9 million. As of October 31, 2024, a total of $89.0 million remained available for repurchase under the repurchase program, subject to an approximately 3.1 million share repurchase limit which may be increased pursuant to authorization from the Company’s Board of Directors.

On February 27, 2024, we announced that the Company adopted the Restructuring Plan to reduce its global workforce. The Restructuring Plan was completed in the third quarter of 2024, and we incurred approximately $20.4 million of total non-recurring charges through the third quarter of 2024. During the nine months ended September 30, 2024, we made $19.1 million of cash payments in connection with the Restructuring Plan.

In July 1, 2024, we completed the acquisition of Geneva for a total cash consideration of $17.5 million, net of cash acquired.

Cash Flow Information

The following table summarizes our unaudited condensed consolidated cash flow information for the periods presented:

(In thousands)	Nine Months Ended September 30, 2024	Nine Months Ended September 30, 2023
Net cash provided by (used in):
Operating activities	$128,839	$118,669
Investing activities	(23,585)	(22,589)
Financing activities	(207,749)	(58,355)

Operating activities

Net cash provided by operating activities was $128.8 million and $118.7 million, respectively, in the nine months ended September 30, 2024 and 2023. This includes adjustments to net earnings (loss) for the nine months ended September 30, 2024 and 2023 related to: impairment loss of $892.2 million and nil, respectively; depreciation and amortization of $52.5 million and $50.8 million, respectively; stock-based compensation of $12.3 million and $83.7 million, respectively; change in fair value of interest rate swaps of $7.0 million and $9.0 million, respectively; and change in fair value of deferred contingent consideration of $(22.0) million and $(24.2) million, respectively. The changes in assets and liabilities for the nine months ended September 30, 2024 and 2023 consist primarily of: changes in accrued expenses and other current liabilities of $(3.7) million and $7.7 million, respectively, driven by bonus payouts; changes in legal liabilities of $(26.0) million and $1.5 million, respectively, driven by litigation settlement payments; changes in accounts receivables of $1.3 million and $(32.8) million, respectively, driven by timing of cash receipts.

Investing activities

Net cash used in investing activities was $23.6 million and $22.6 million for the nine months ended September 30, 2024 and 2023, respectively. The Company had capital expenditures of $6.2 million and $12.8 million in the nine months ended September 30, 2024 and 2023, respectively. In addition, the Company paid $17.4 million to acquire intangible assets from Geneva, net of deferred tax liabilities of $0.5 million during the three months ended September 30, 2024. During the nine months ended September 30, 2023, the Company used $9.8 million for the acquisition of Official, net of cash acquired.

Financing activities

Net cash used in financing activities was $207.7 million and $58.4 million in the nine months ended September 30, 2024 and 2023, respectively. During the nine months ended September 30, 2024, the Company used $151.8 million for share repurchases of our Class A common stock and Bumble Holdings used $22.2 million for the repurchase of Common Units. During the nine months ended September 30, 2023, the Company used $20.9 million for share repurchases of our Class A common stock. During the nine months ended September 30, 2024 and 2023, the Company used $9.6 million and $13.9 million, respectively, for shares withheld to satisfy employee tax withholding requirements upon vesting of restricted stock units and made cash distribution payments of $7.9 million and $19.3 million, respectively, to the noncontrolling interest holders. During the nine months ended September 30, 2024, net cash used in financing activities included $11.9 million of tax receivable agreement payments. The Company used $4.3 million in both of the nine months ended September 30, 2024 and 2023 to repay a portion of the outstanding indebtedness under our Original Term Loan.

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

Contractual Obligations and Contingencies

The following table summarizes our contractual obligations as of September 30, 2024:

	Payments due
(In thousands)	Total	Less than 1 year	More than 1 year
Long-term debt, including interest	$622,750	$5,750	$617,000
Operating lease liabilities, including imputed interest	15,427	3,133	12,294
Other (1)	11,432	9,316	2,116
Total	$649,609	$18,199	$631,410

(1) We have contractual obligations with various third parties. In May 2023, we amended an agreement with one of our third parties related to cloud services, which superseded and replaced the September 2022 agreement. Under the amended terms, we are committed to pay a minimum of $12.0 million over the period of 18 months from May 2023. If at the end of the 18 months, or upon early termination, we have not reached the $12.0 million in spend, we will be required to pay for the difference between the sum of fees already incurred and the minimum commitment. As of September 30, 2024, our minimum commitment remaining with this third party is $2.6 million.

Additionally, we have the following contractual obligations not reflected in the table set forth above:

In connection with the IPO, in February 2021, we entered into a tax receivable agreement with certain of our pre-IPO owners that provides for the payment by the Company to such pre-IPO owners of 85% of the benefits that the Company realizes, or is deemed to realize, as a result of the Company’s allocable share of existing tax basis acquired in our IPO and other tax benefits related to entering into the tax receivable agreement. The payments under the tax receivable agreement are not conditioned upon continued ownership of the Company by the pre-IPO owners. The payments that we may be required to make under the tax receivable agreement to the pre-IPO owners may be significant and are not reflected in the contractual obligations table set forth above as they are dependent upon future taxable income. Assuming no material changes in the relevant tax law, and that we earn sufficient taxable income to realize all tax benefits that are subject to the tax receivable agreement, we expect future payments under the tax receivable agreement related to the Offering Transactions and subsequent activity through September 30, 2024 to aggregate to $703.4 million and to range over the next 15 years from approximately $5.6 million to $77.2 million per year and decline thereafter. In determining these estimated future payments, we have given retrospective effect to certain exchanges of Common Units for Class A shares that occurred after the IPO but were contemplated to have occurred pursuant to the Blocker Restructuring. The foregoing numbers are merely estimates, and the actual payments could differ materially. See Note 4, Payable to Related Parties Pursuant to a Tax Receivable Agreement, for additional information.

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

Critical Accounting Policies and Estimates

We have discussed the estimates and assumptions that we believe are critical because they involve a higher degree of judgment in their application and are based on information that is inherently uncertain in our 2023 Form 10-K for the year ended December 31, 2023. There have been no significant changes to these accounting policies and estimates for the nine months ended September 30, 2024.

Related Party Transactions

For discussions of related party transactions, see Note 12, Related Party Transactions, to the condensed consolidated financial statements included in “Item 1 - Financial Statements (Unaudited).”

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Foreign Currency Exchange Risk

We conduct business in certain foreign markets, primarily in the United Kingdom and the European Union. For the three months ended September 30, 2024 and 2023, revenue outside of the United States accounted for 52.9% and 47.9% of consolidated revenue, respectively. Revenue outside of the United States accounted for 51.4% and 46.8% of combined revenue for the nine months ended September 30, 2024 and 2023, respectively. Our primary exposure to foreign currency exchange risk is the underlying user’s functional currency other than the U.S. Dollar, primarily the British Pound and Euro. As foreign currency exchange rates change, translation of the statements of operations of our international businesses into U.S. dollars affects year-over-year comparability of operating results. The average Euro versus the U.S. Dollar exchange rate was 0.9% and 0.3% higher in the three and nine months ended September 30, 2024 compared to the three and nine months ended September 30, 2023, respectively. The average British Pound versus the U.S. Dollar exchange rate was 2.7% and 2.6% higher in the three and nine months ended September 30, 2024 compared to the three and nine months ended September 30, 2023, respectively.

Historically, we have not hedged any foreign currency exposures. We have performed a sensitivity analysis as of September 30, 2024 and 2023. A hypothetical 10% change in British Pound and Euro, relative to the U.S. Dollar, would have changed revenue by $19.1 million and $6.1 million for the nine months ended September 30, 2024 and 2023, respectively, with all other variables held constant. This accounts for 2.4% and 0.8% of total revenue for the nine months ended September 30, 2024 and 2023, respectively. Our continued international expansion increases our exposure to exchange rate fluctuations and as a result such fluctuations could have a significant impact on our future results of operations.

Interest Rate Risk

At September 30, 2024, we had debt outstanding with a carrying value of $618.0 million. With consideration of the financial impact of our interest rate swaps, a hypothetical interest rate increase of 1% would have increased interest expense for the three and nine months ended September 30, 2024 by $0.7 million and $2.1 million, respectively, based upon the outstanding debt balances and interest rates in effect during that period.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of September 30, 2024, our disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the three months ended September 30, 2024, the Company completed its implementation of a new enterprise resource planning (“ERP”) system. The new ERP system integrates various financial and operational processes to enhance accuracy, efficiency, and internal controls.

A standardized internal control framework was used during implementation and monitoring controls have been established. Management will continue to assess and monitor the new ERP system to ensure the ongoing effectiveness of internal controls.

Other than the ERP system implementation, there have been no material changes in the Company's internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

See Note 14, Commitments and Contingencies—Litigation, to our unaudited condensed consolidated financial statements included in Part I, “Item 1—Financial Statements (Unaudited)” of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

In May 2023, we announced that our Board of Directors had approved a share repurchase program of up to $150.0 million of our outstanding Class A common stock with repurchases under the program to be made on a discretionary basis from time to time, subject to general business and market conditions and other investment opportunities, through open market purchases or other means, including privately negotiated transactions. The Company announced increases in the share repurchase program authorized amount from $150.0 million to $300.0 million in November 2023 and from $300.0 million to $450.0 million in May 2024. As of September 30, 2024, a total of $119.0 million remained available for repurchase under the program.

The following table sets forth purchases by the Company of its Class A common stock during the three months ended September 30, 2024 under this publicly announced share repurchase program.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share(1)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Approximate Dollar Value of Shares That May Yet Be Purchased Under Publicly Announced Plans or Programs(2)
July 1 - July 31, 2024	—	$—	—	$208,717,169
August 1 - August 31, 2024	13,571,145	6.31	13,571,145	123,053,131
September 1 - September 30, 2024	599,499	6.70	599,499	119,035,903
Total	14,170,644	$6.33	14,170,644	$119,035,903

In October 2024, we repurchased 4.4 million shares for $30.0 million, excluding excise tax obligations, pursuant to a Rule 10b5-1 trading plan.

(1) Average price paid per share includes costs associated with the repurchases (i.e. broker commissions, etc.) but excludes the 1% excise tax accrued on our share repurchases as a result of the Inflation Reduction Act of 2022.

(2) Represents the approximate dollar value of shares of Class A common stock that remained available for repurchase as of the end of each monthly period reflected in the applicable row. Amount includes broker commissions but excludes the impact of other costs and expenses related to the repurchase of shares, such as excise taxes or other transaction costs.

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

BUMBLE INC.

Date: November 8, 2024	By:	/s/ Lidiane S. Jones
Lidiane S. Jones
Chief Executive Officer

Date: November 8, 2024	By:	/s/ Anuradha B. Subramanian
Anuradha B. Subramanian
Chief Financial Officer