Form 10-K
period 2024-12-31
Bumble Inc.
filed 2025-02-28
CIK 1830043

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

o

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

As of June 30, 2024, which was the last business day of the registrant’s most recently completed second fiscal quarter, the market value of the shares of the registrant’s Class A common stock held by non-affiliates of the registrant was approximately $1,002,420,886 based upon the closing price of $10.51 per share as reported by The Nasdaq Stock Market LLC on that date.

As of January 31, 2025, Bumble Inc. had 105,545,584 shares of Class A common stock, par value $0.01 per share, outstanding and 20 shares of Class B common stock, par value $0.01 per share, outstanding.

Auditor Firm Id:	42	Auditor Name:	Ernst & Young LLP	Auditor Location:	New York, NY, USA

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement relating to its 2025 Annual Meeting of Stockholders, or Proxy Statement, to be filed hereafter are incorporated by reference into Part III of this Annual Report on Form 10-K. Except with respect to information specifically incorporated by reference into this Annual Report, the Proxy Statement shall not be deemed to be filed as part hereof.

CAUTIONARY STATEMENT REGARDING Forward-Looking Statements

This Annual Report on Form 10-K, or this Annual Report, contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements reflect the current views of management of Bumble Inc. with respect to, among other things, its operations, its financial performance, its industry and its business. Forward-looking statements include all statements that are not historical facts. In some cases, you can identify these forward-looking statements by the use of words such as “outlook,” “believe(s),” “expect(s),” “potential,” “continue(s),” “may,” “will,” “should,” “could,” “would,” “seek(s),” “predict(s),” “intend(s),” “trend(s),” “plan(s),” “estimate(s),” “anticipate(s),” “projection,” “will likely result” and or the negative version of these words or other comparable words of a future or forward-looking nature. Such forward-looking statements are subject to various risks and uncertainties. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements. These factors include but are not limited to those described in Part I, “Item 1A—Risk Factors”. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this Annual Report. Bumble Inc. undertakes no obligation to publicly update or review any forward-looking statements, whether as a result of new information, future developments or otherwise, except as required by law.

ABOUT THIS ANNUAL REPORT

Financial Statement Presentation

This Annual Report includes certain consolidated financial and other data for Buzz Holdings L.P., a Delaware limited partnership (“Bumble Holdings”). Bumble Holdings was formed primarily as a vehicle to finance the acquisition (the “Sponsor Acquisition”) on January 29, 2020 of a majority stake in Worldwide Vision Limited by a group of investment funds managed by Blackstone Inc. (“Blackstone”). As Bumble Holdings did not have any previous operations, Worldwide Vision Limited, a Bermuda exempted limited company, and its subsidiaries is viewed as the predecessor to Bumble Holdings and its consolidated subsidiaries.

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

Certain Definitions

As used in this Annual Report, unless otherwise noted or the context requires otherwise, the following terms have the following meanings. Our key metrics (Bumble App Paying Users, Badoo App and Other Paying Users, Total Paying Users, Bumble App Average Revenue per Paying User, Badoo App and Other Average Revenue per Paying User, and Total Average Revenue per Paying User) were calculated excluding paying users and revenue generated from Official, advertising and partnerships or affiliates and, for periods prior to the fourth quarter of 2023, excluding paying users and revenue generated from Fruitz. Beginning in the fourth quarter of 2023, paying users and revenue generated from Fruitz are included in our key operating metrics. As of December 31, 2024, Geneva has not generated any revenue, and therefore, is excluded from our key operating metrics.

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
•
“Badoo App and Other Revenue” is revenue derived from purchases or renewals of a Badoo app subscription plan and/or in-app purchases on Badoo app in the relevant period, purchases on one of our other apps that we owned and operated in the relevant period, purchases on other third-party apps that used our technology in the relevant period and advertising, partnerships or affiliates revenue in the relevant period.
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
•
“Founder” refers to Whitney Wolfe Herd, the founder of Bumble app, our former Chief Executive Officer and presently our Executive Chair of the Board of Directors, together with entities beneficially owned by her. Ms. Wolfe Herd will return to her role as Chief Executive Officer on March 17, 2025.
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
•
The dating industry is highly competitive, with low switching costs and a consistent stream of new products and entrants, and innovation by our competitors, such as the use of artificial intelligence, may disrupt our business.
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
•
Our future success depends on the continuing efforts of our key employees and our ability to attract and retain highly skilled personnel and senior management and maintain our culture, including as a result of our 2024 global workforce reduction and restructuring of our operations.
•
If we are not able to maintain the value and reputation of our brands, our ability to expand our base of users may be impaired, and our business and financial results may be harmed.
•
Changes to our existing brands and products, or the introduction or acquisition of new brands or products, could fail to attract or retain users or generate revenue and profits.
•
We operate in various international markets, including certain markets in which we have limited experience, and some of our brands continue to seek to increase their international scope. As a result, we face additional risks in connection with certain of our international operations.
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
•
Laws and regulations relating to privacy, data protection, information security and artificial intelligence are rapidly evolving across jurisdictions, and can apply on an extraterritorial basis. Monitoring and, where applicable to us, complying with such laws across jurisdictions, and the failure to comply with any applicable laws, could result in claims, changes to our business practices, monetary penalties, increased cost of operations, or declines in user growth or engagement, or otherwise harm our business.
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
•
We may experience impairments to our goodwill and intangible assets as a result of a number of factors, some of which are beyond our control.
•
We are exposed to changes in the global macroeconomic environment beyond our control, which may adversely affect consumer discretionary spending, demand for our products and services, our expenses, and our ability to execute strategic plans.
•
Foreign currency exchange rate fluctuations could materially adversely affect our results of operations.

Trademarks, Service Marks and Copyrights

We own or have rights to trademarks, service marks or trade names that we use in connection with the operation of our brands including, but not limited to, Bumble, Bumble For Friends, Badoo, Fruitz and Official. In addition, our names, logos, website domain names and addresses are our service marks or trademarks. Trademarks, service marks, trade names and copyrighted materials appearing in this Annual Report that are not owned by or licensed to us are the property of their respective owners. We do not intend our use or display of other companies’ trademarks, service marks, trade names, or copyrighted materials to imply a relationship with, endorsement or sponsorship of us by, any other companies.

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

In 2024, we operated a family of apps, including Bumble app, Bumble For Friends app, Badoo app, Geneva app, Fruitz app and Official app, where during 2024, on average, over 42 million users came on a monthly basis to discover new people and connect with each other in a safe, secure and empowering environment. Our apps monetize via a freemium model, where the use of the service is free and a subset of the users pay for subscriptions or in-app purchases to access premium features. We are a leader in the online dating space, which has become increasingly popular over the last decade and has been cited as the most common way for new couples to meet in the United States.

Bumble app, launched in 2014, is one of the first dating apps built with women at the center, where women make the first move. Bumble app is a leader in the online dating sector across several countries, including the United States, the United Kingdom, Australia and Canada. We had approximately 2.8 million Bumble App Paying Users during the year ended December 31, 2024.

Badoo app, launched in 2006, was one of the pioneers of web and mobile free-to-use dating products. Badoo app’s focus is to make finding meaningful connections easy, fun and accessible for a mainstream global audience. Badoo app continues to be a market leader in several countries in Europe and Latin America. We had approximately 1.3 million Badoo App and Other Paying Users during the year ended December 31, 2024.

Building on the BFF mode in Bumble app, in July 2023 we officially launched a standalone Bumble For Friends app. Bumble For Friends app is a friendship app where people in all stages of life can meet people nearby and create meaningful platonic connections. In July 2024, we acquired Geneva, a group and community app for people to connect based on shared interests. In February 2025, the Company announced its decision to discontinue the Fruitz and Official apps (which the Company acquired in 2022 and 2023, respectively), which the Company expects to be completed in the first half of 2025.

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
•
We enhance our brand through marketing centered around elevating women, including our multi-year partnership with the Women's National Basketball Association and marketing campaigns such as “Love Letters to Black Women.”

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

Our apps share some common infrastructure, which allows insights to be shared between apps and is critical to providing our users with personalized and superior experiences. Our team has a strong track record of product leadership in online dating. We were the first company in the dating app industry to develop technology to proactively blur lewd photos shared within a chat, which we open-sourced in 2022 for the technology community as part of a larger effort to help rid the internet of “cyberflashing,” the sharing of unsolicited lewd photos online. We are also continuously introducing new artificial intelligence capabilities to enhance our users' experience and safety, such as a new algorithm that allows Bumble app users to see the most relevant potential matches, and the detection of inauthentic profiles and usage. In addition, the insights we have gained from our community have encouraged us to extend Bumble app into many more areas of life, such as platonic friendships and business networking, and we have built our platform with the flexibility to pursue these opportunities.

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
•
Our data protection and privacy standards: We are both committed and mandated to adhere to strict privacy standards, such as the European Union General Data Protection Regulation (“GDPR”) and the GDPR as it applies in the United Kingdom by virtue of the European Union (Withdrawal) Act 2018 (“UK GDPR”) and several state laws in the United States (each as discussed below in “—Licensing and Regulation”).

Bumble App

On Bumble app, users can input information about themselves and set up a profile, which can be customized in many ways, such as by adding a Badge to prominently display certain values or characteristics. We use a matching algorithm combined with the preferences provided by users to recommend potential connections. Users can opt to use one of our filters to be more specific in the types of matches they see. A user can swipe right to vote “yes” to a potential match, or left to go to the next profile, or, in most of our markets, leave a compliment on a bio, specific photo or profile prompt on someone’s profile ("Compliment"). When both users vote yes, a connection is made. After an initial match is formed, users on Bumble app must initiate a chat within 24 hours or the connection disappears. Opening Moves gives users the option to set a question that their matches can respond to, adding more ways to open a conversation. They can also choose to use a photo and caption as their Opening Move, or write their own Opening Move.

In addition to prioritizing verification of user photos and offering communication like voice and video chat tools to allow interactions before or in lieu of in-person meeting without exchanging sensitive personal information, we have also engineered other safety features such as our proactive safety monitoring. This feature uses machine learning to identify harassment and identity-based hate, which is then flagged to moderators to review and action appropriately according to our Community Guidelines, which are available on our website.

Our subscription offerings, Bumble Boost and Bumble Premium, provide users with additional features to increase their success in making a meaningful connection. The most popular features in the subscription plans include: Unlimited Rematch, where subscribers have an unlimited number of opportunities to rematch with prior matches that have already expired after a 24-hour period; and Unlimited Extends, where subscribers have an unlimited number of 24-hour extensions on conversations. There are also additional, in-app purchases that subscribers and non-subscribing users can purchase, such as SuperSwipe (to inform potential matches that the user is confidently interested in them) and Spotlight (to advance the user's profile to the top of the list of potential matches so it is viewable by more potential matches instantly). In 2023, we introduced a new subscription tier, Bumble Premium Plus. The Premium Plus tier offers expanded benefits, including Compliments and providing subscribers with insights into how their profile is performing, starting with photos.

Badoo App

On Badoo app, users’ profiles can be customized in many ways, such as by using the “Moods” feature to share what's on their minds, either based around their current emotions or what kind of date they want to pursue. Badoo app has a similar matching algorithm to Bumble app and the same vote “yes” or “no” methodology by swiping right and left, respectively. It also allows users the option to directly message anyone who is of interest without having to mutually vote yes.

On Badoo app, we have engineered safety features such as Rude Message Detector, which uses machine learning to detect any text that could be perceived as rude, abusive, homophobic or discriminatory and gives the user the control to dismiss the message if they are not comfortable with the language used.

Our subscription offerings on Badoo app, Badoo Premium and Badoo Extra, allow additional features such as: Liked You, which allows users to find out who has already liked them; and Invisible Mode, which allows users to browse the app without being shown to other users. Badoo app also offers Badoo Credits, which can be purchased in bundles and used to acquire in-app features such as one-off popularity boosts.

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

Bumble For Friends App

Bumble For Friends app works in a similar way to the Date and BFF modes on Bumble app. When two users vote “yes” by swiping right on a profile, a connection is made. Either user can initiate a chat. On Bumble For Friends app, we help users start conversations using icebreaker questions based on users’ public profile information, with the help of generative artificial intelligence. Unlike in the BFF mode on Bumble app, on Bumble For Friends app any user with two or more connections can create a group chat, and using the Plans feature, users can easily organize an in-person meetup.

Geneva App

Geneva app is a group and community app for people to connect based on shared interests. Users can create and join chat rooms, forum rooms, audio rooms, video rooms and broadcast rooms. Other features include: built-in event invites and a centralized calendar, which facilitates the sharing of information, and built-in questionnaires, which help to learn more about new members of a group.

Other Apps

In February 2025, the Company announced its decision to discontinue the Fruitz and Official apps, which the Company expects to be completed in the first half of 2025.

How We Grow Our Community

We are investing in growing our community by building our apps as distinct brands with complementary but unique user value propositions. For example, for Bumble app, we educate audiences on how women making the first move creates healthier relationships. Badoo app is about helping people overcome the self-doubt they might feel, to open themselves up to others, embrace the journey of meeting people to figure out what they want. Bumble For Friends app is about recognizing, creating and celebrating meaningful local friendship and community for people in all stages of life. Geneva app is about helping people discover and become involved in local clubs and communities to make connections and feel a sense of belonging.

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
•
In-App Integration of Bumble Initiatives: Launched in 2019, the Moves Making Impact product feature within Bumble app empowers users to select and support a cause that both matters to them and aligns with the Bumble brand and mission, driving donations each time that user sends a first message.
•
Policy Advocacy and Legislation Efforts: In 2021, we launched a campaign in the UK to support the enactment of a law that makes the unsolicited sending of nude images illegal, and in October 2023 the Online Safety Act was passed, which criminalized cyberflashing. In 2024, we supported the inclusion of cyberflashing as a serious form of online violence in the EU Directive to Combat Violence Against Women and Domestic Violence, which became law in May 2024.
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

Belonging

We believe that the diversity of our management team and workforce and our commitment to create an inclusive workplace are key to our success and reflects our mission and values. We strongly encourage people of color, lesbian, gay, bisexual, transgender, queer and non-binary people, veterans, parents, people with disabilities, and neurodivergent people to apply to work with us. We seek to be fully reflective of the communities we serve around the world. As of December 31, 2024, 73% of our Board and more than 50% of our management team were women. As of December 31, 2024, approximately 75% of our workforce resides in Europe, with 24% and 1% in the Americas and Asia-Pacific, respectively. Our employee population spans 14 countries and represents a wide range of cultures, backgrounds, experiences, ages, genders, gender identities and expressions, sexual orientations, nationalities and ethnicities.

We are committed to ensuring a level playing field in hiring and promotions, fostering an inclusive culture and maintaining a diverse workforce through a wide range of company initiatives in compliance with all applicable laws. Central to this effort is the establishment and growth of our Employee Resource Groups (“ERG”s), which serve as vital hubs for connection, learning, and community-building. Through these groups, we encourage collaboration, mentorship, and networking, while also providing a platform for employees to influence and shape our organizational culture.

In 2024, we continued this commitment by relaunching several ERGs with a refined structure and leadership model. This included appointing Executive Sponsors to guide and champion each ERG, underscoring our dedication to driving cultural initiatives, supporting personal and professional development, and influencing positive change within the organization and beyond.

As part of our broader Belonging strategy, we also administered a voluntary self-identification campaign in 2024 to help us gain a more complete picture of our multi-dimensional workforce. Improved representation data across our workforce helps us shape programs that reflect our employees’ unique experiences, identify gaps in support, and strengthen our global Belonging efforts.

Talent Acquisition, Development & Retention

We continue to compete to attract and retain highly talented individuals, particularly people with expertise in computer science, software engineering, product development, data science and engineering and machine learning. Our ability to recruit top talent is driven by our mission-first orientation, meaningful and impactful work, commitment to employee development, health and wellbeing and our brands’ reputation.

We invest in development to help employees grow and build their careers. We sponsor training, education and leadership development opportunities for our employees designed to provide them with the knowledge, skills and habits necessary to succeed in their jobs and careers. Additionally in 2024, we introduced a more tailored performance evaluation framework to support and sustain the growth of the organization.

To build an organization where employees feel engaged, valued and heard, we gather and respond to employees’ feedback in a variety of ways, including through periodic employee engagement surveys, new joiner surveys, one-on-one interactions, and regular “All Hands” meetings that bring the entire company together. Participation in our most recent employee engagement survey was active, with approximately eight in ten employees completing the survey. We maintain open lines of communication to help us understand our employees’ needs so that we can continuously improve as an employer of choice for our current and future employees.

Benefits, Safety & Wellbeing

The success of our business is fundamentally connected to the wellbeing of our people. We continue to invest in benefits that help our employees and their families, support the Bumble mission, and align with market practice across five key health pillars: physical, mental, financial, family, and social.

We offer a competitive benefits package, which includes: access to private healthcare coverage for employees and their families; paid six-month leave for parents regardless of gender; path to parenthood support and reproductive health benefits, which include a reimbursement of up to $10,000 for family planning and reproductive health services not fully covered by our insurance programs; unlimited paid time off; and paid leave for survivors of domestic violence or violent crimes.

All employees have access to a wellbeing portal where we provide a wide range of mental health support services to assist employees when they need it. These services include 24/7 confidential employee assistance programs and, as of early 2024, paid therapy and personal coaching sessions for employees and their dependents. Alongside this, we also help prepare our employees for a secure future by investing in initiatives for financial and retirement planning.

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

Proposed, new and evolving legislation and regulations, as well as evolving interpretations of and practices around certain regulations, could also significantly affect our business. For example, the implications of GDPR and UK GDPR, which apply to our processing of personal data in connection with certain products and services, are far-reaching and responses to these continue to develop. In addition to these laws, there are a number of legislative proposals in the EU as well as other jurisdictions that could impose new obligations or limitations in areas affecting our business. There are other privacy and data protection laws and regulations that impact the products and services we offer to users in different countries. In the United States, there are a number of existing state laws, such as those in California, Virginia, Colorado, Connecticut, Utah and Illinois, as well as others that are to come into force in the coming years, in addition to a potential comprehensive federal privacy statute. Agencies such as the Federal Trade Commission are increasing their enforcement efforts and considering adopting new privacy rules. New privacy laws or regulations are likely to grant enhanced privacy rights to individuals and impose obligations on us as a business operating in those jurisdictions. In addition, some countries are considering or have passed legislation requiring local storage and processing of data or similar requirements that could increase the cost and complexity of delivering our services. For information regarding risks related to these compliance requirements, please see “Item 1A—Risk Factors—Risks Related to Regulation and Litigation—We must monitor and, where applicable, comply with rapidly evolving laws and regulations relating to privacy, data protection and/or artificial intelligence across jurisdictions, and the failure to do so could result in claims, changes to our business practices, monetary penalties, increased cost of operations, or declines in user growth or engagement, or otherwise harm our business.”

In addition to privacy laws, there are new and emerging online safety laws globally such as the EU Digital Services Act, the UK Online Safety Act and U.S. laws targeting companies that operate online dating services , which include significant penalties for non-compliance. There is also a developing trend for online safety codes to target specific industries such as the online dating industry (for example, in Australia, the Relevant Electronic Services Code has come into effect). Such online safety laws and codes may require us, in the future, to change our products, business practices or operations, which could adversely affect user growth and engagement and increase compliance costs for our business.

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

Our website address is www.bumble.com and our investor relations website is located at https://ir.bumble.com. The information posted on our website is not incorporated into this Annual Report. The Company files electronically with the U.S. Securities and Exchange Commission (“SEC”) required reports on Form 8-K, Form 10-Q, and Form 10-K; proxy materials; ownership reports for insiders as required by Section 16 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”); registration statements on Forms S-3 and S-8, as necessary; and other forms or reports as required. Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Exchange Act are available free of charge on our investor relations website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

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
•
there are decreases in user sentiment due to questions about (a) the quality of our user data practices or concerns related to privacy and the sharing of user data (b) the quality or usefulness of our products or concerns related to safety, security, well-being or other factors, including our implementation and use of artificial intelligence or (c) the countries in which our apps are available (for example, sanctioned countries);
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
•
we determine to decrease development for, or shut down entirely, an app;
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
•
we fail to protect our brand, brand image or reputation;
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

The dating industry is highly competitive, with low switching costs and a consistent stream of new products and entrants, and innovation by our competitors, such as the use of artificial intelligence, may disrupt our business.

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

Potential competitors include larger companies that could devote greater resources to the promotion or marketing of their products and services, take advantage of acquisition or other opportunities more readily or develop and expand their products and services more quickly than we do. Potential competitors also include established social media companies that may develop products, features, or services that may compete with ours or operators of mobile operating systems and app stores. For example, Facebook has maintained a dating feature on its platform, which it has rolled out in North America, Europe and other markets around the globe. These social media and mobile platform competitors could use strong or dominant positions in one or more markets, and ready access to existing large pools of potential users and personal information regarding those users, to gain competitive advantages over us. These may include offering different product features, services or pricing models that users may prefer or offering their products and services to users at no charge, which may enable them to acquire and engage users at the expense of our user growth or engagement.

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

We market and distribute our products (including related mobile applications) through a variety of third-party publishers and distribution channels. Our ability to market our brands on any given property or channel is subject to the policies of the relevant third party. There is no guarantee that popular mobile platforms will continue to feature our products. We are dependent on the interoperability of our products with popular mobile operating systems, networks, technologies, products, and standards that we do not control, such as the Android and iOS operating systems. Any changes, bugs, or technical issues in such systems, or changes in our relationships with mobile operating system partners, handset manufacturers, or mobile carriers, or in their terms of service or policies that degrade our products’ functionality, reduce or eliminate our ability to update or distribute our products, give preferential treatment to competitive products, limit our ability to deliver, target, or measure the effectiveness of ads, or charge fees related to the distribution of our products or our delivery of ads could materially adversely affect the usage of our products on mobile devices.

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

We also rely on large tech platforms for targeted advertisement and performance marketing. In 2022, Google announced a multi-year initiative with the goal of strengthening privacy on Android, which may include the abolishment of Advertising IDs (Google's unique user IDs for advertising) and limitations on sharing user data with third parties. In the event that our ability to accurately target, track and measure our advertising campaigns at the user level becomes more limited due to such large tech platforms’ policy changes or regulatory changes, or we are no longer able to conduct targeted advertisement and performance marketing through such platforms because of increased costs of advertising on these platforms, or we choose not to conduct targeted advertisement and performance marketing through such platforms due to, for example, brand safety concerns, our user acquisition and revenue stream may be materially adversely affected.

There is no assurance that we will not be limited or prohibited from using certain current or prospective marketing channels in the future. If this were to happen in the case of a significant marketing channel and/or for a significant period of time, our business, financial condition and results of operations could be materially adversely affected. For example, before President Trump issued an executive order on January 20, 2025, delaying for 75 days its enforcement, there was set to be a ban on TikTok in the U.S. on national security grounds, which would have made it illegal for U.S. internet hosting services and app stores to distribute or support the operations of TikTok. Historically, we have used TikTok as a critical marketing channel, and the inability to use TikTok as a marketing channel could materially negatively impact our user registration volume and efficiency. If we lose access to any of our large marketing channels, such as TikTok, even for a few hours, or if we are unable to shift to alternative marketing channels effectively and/or in a timely manner, we may not be able to reach as many audiences and our business, financial condition and results of operations could be materially adversely affected. Furthermore, certain publishers and channels have, from time to time, limited or prohibited advertisements for dating products for a variety of reasons, including as a result of poor behavior by other industry participants.

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

Our products depend on mobile app stores and other third parties such as data center service providers, as well as third-party cloud infrastructure and service providers, payment aggregators, computer systems, internet transit providers and other communications systems and service providers. Our mobile applications are almost exclusively accessed through and depend on the Apple App Store and the Google Play Store. While our mobile applications are generally free to download from these stores, we offer our users the opportunity to purchase subscriptions and certain à la carte features through these applications. We determine the prices at which these subscriptions and features are sold, subject to approval by Apple or Google, as relevant. Purchases of these subscriptions and features via our mobile applications are mainly processed through the in-app payment systems provided by Apple and Google. We pay Apple and Google, as applicable, a meaningful share (up to an equivalent of 30%) of the revenue we receive from transactions processed through in-app payment systems (Google reduced its in-app purchase fees for subscription payments to 15% as of January 1, 2022 and, in January 2025, we opted into Apple's EU terms which restructure our payments to Apple into a combination of in-app purchase fees and first install fees for some of our brands). If the Apple App Store or the Google Play Store were to experience an outage, or if either decided to exit a market, many of our users may be unable to access our apps, which could materially adversely affect our business, financial condition and results of operations.

Furthermore, both Apple and Google have broad discretion to make changes to their operating systems or payment services or change the manner in which their mobile operating systems function and their respective terms and conditions applicable to the distribution of our applications, including the amount of, and requirement to pay, certain fees associated with purchases required to be facilitated by Apple and Google through our applications, and to interpret their respective terms and conditions in ways that may limit, eliminate or otherwise interfere with our products, our ability to distribute our applications through their stores, our ability to update our applications, including to make bug fixes or other feature updates or upgrades, the features we provide, the manner in which we market our in-app products, our ability to access native functionality or other aspects of mobile devices, and our ability to access information about our users that they collect. To the extent either or both of them do so, our business, financial condition and results of operations could be materially adversely affected. For example, pursuant to Google’s policy whereby only Google Play’s in-app billing system could be used for transactions in its store, we were mandated to stop the provision of non-native payment options to our users on Android during 2021, which caused disruptions for users and led to a decline in Paying Users. Following industry pushback and country-specific regulations, Google has since introduced in certain markets the option for developers to offer users an alternative to Google Play’s billing system. Similarly, Apple has introduced country-specific billing policies following industry pushback and country-specific regulations. We actively explore billing options on a country-by-country basis. However, as these options may evolve following subsequent regulatory mandates or organically at Google’s or Apple’s behest, we need to be ready to continuously adapt to such changes. We may need to devote more resources and time in creating and managing separate app bundles for each country in which we want to offer alternative billing options, which could become burdensome, and/or we could become subject to higher commissions by major app store operators overall. Furthermore, changes to billing options may cause a disruption to the user journey, which could cause a decrease in Paying User conversion rates. Alternatively, choosing not to explore the various billing options could present a risk of missed opportunity. Any of the foregoing could materially adversely affect our business, financial condition and results of operations.

Our future success depends on the continuing efforts of our key employees and our ability to attract and retain highly skilled personnel and senior management and maintain our culture, including as a result of our recent restructuring.

We depend on the continued services and performance of our key personnel. If one or more of our executive officers or key employees were unable or unwilling to continue their employment with us, we might not be able to replace them easily, in a timely manner, or at all. The risk that competitors or other companies may poach our talent increases as we continue to build our brands and become more well-known. Our key personnel have been, and may continue to be, subject to poaching efforts by our competitors and other internet companies, including well-capitalized players in the social media and consumer internet space.

We recently announced that Lidiane Jones, our Chief Executive Officer, will transition out of her role and be replaced by Whitney Wolfe Herd, our Founder and Executive Chair, effective March 17, 2025. We also announced that Anu Subramanian, our Chief Financial Officer, is resigning effective March 14, 2025 and that Ronald J. Fior, who is currently serving as a consultant to the Company, will become our Interim Chief Financial Officer, effective March 15, 2025 (and remain a consultant, not an employee, of the Company as we continue our search for a permanent Chief Financial Officer). Additionally, our Chief Business Officer will depart the Company on March 28, 2025 and our Chief Technology Officer has indicated his intention to depart on June 30, 2025. More generally, during 2024 we experienced other significant changes in senior management and reduced our global workforce by approximately 30%. The loss of key personnel, including members of management as well as key engineering, product development, and marketing personnel, coupled with our reduction in workforce (and any potential future reductions in workforce), could disrupt our operations and negatively impact our ability to attract, integrate, retain and motivate employees, and have a material adverse effect on our business. In particular, it could adversely impact our internal control environment, distract employees and management, divert management attention from ongoing business activities and strategic objectives, negatively affect employee morale and damage the company culture. There can be no assurance that any of our other key personnel will remain with us, that the costs associated with retaining current key personnel and hiring new key personnel will be favorable or acceptable to us, or that new key personnel will be as successful as their predecessors.

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

Additionally, we believe that our culture and core values have been, and will continue to be, a key contributor to our success and our ability to foster the innovation, creativity and teamwork we believe we need to support our operations. If we fail to effectively manage our hiring needs and successfully integrate our new hires, or if we fail to effectively manage remote work arrangements, our efficiency and ability to meet our forecasts and our ability to maintain our culture, employee morale, productivity and retention could suffer, and our business, financial condition and results of operations could be materially adversely affected. Employee retention could also suffer if the company discontinued or curtailed its policy of allowing remote work arrangements.

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

We operate in various international markets, including certain markets in which we have limited experience, and some of our brands continue to seek to increase their international scope. As a result, we face additional risks in connection with certain of our international operations.

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
•
differing and potentially adverse tax laws as well as other tax-related initiatives such as the imposition of U.S. tariffs and any resulting trade war;
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
•
challenges in working with local law enforcement for safety matters;
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
•
geopolitical tension (such as the conflicts in Eastern Europe or the Middle East) or social unrest and economic instability, particularly in countries in which we operate;
•
trade sanctions such as those administered by the U.S. Office of Foreign Assets Control, that restrict our dealings with certain sanctioned countries, territories, individuals and entities; these laws and regulations are complex, frequently changing, and increasing in number, and may impose additional prohibitions or compliance obligations on our dealings in certain countries and territories;
•
political unrest, terrorism, war, health and safety epidemics or the threat of any of these events;
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

Our terms and conditions of use prohibit “spam” content, which refers to a range of abusive activities that is generally defined as unsolicited, repeated actions that negatively impact other people with the general goal of drawing attention to a given account, site, product or idea. In addition, our terms and conditions of use prohibit the creation of fake accounts. Although we continue to invest resources to reduce spam and fake accounts on our platform, we expect that spammers will continue to seek ways to act inappropriately on our platform. Moreover, we expect that increases in the number of accounts on our platform will result in increased efforts by spammers to misuse our platform. We continuously combat spam and fake accounts, including by suspending or terminating accounts we believe to be spammers and launching algorithmic changes focused on detecting and curbing abusive activities. However, our actions to combat spam and fake accounts require significant resources and time. If spam and fake accounts increase on our platform, this could hurt our reputation, result in legal liability or continuing operational cost to us and deter people from using our products and services.

Our user metrics and other estimates are subject to inherent challenges in measurement, and real or perceived inaccuracies in those metrics may seriously harm and negatively affect our reputation and our business.

We regularly review metrics, including our Bumble App Paying Users, Badoo App and Other Paying Users, Total Paying Users, Bumble App Average Revenue per Paying User, Badoo App and Other Average Revenue per Paying User and Total Average Revenue per Paying User metrics, to evaluate growth trends, measure our performance, and make strategic decisions. These metrics are calculated using internal company data gathered on an analytics platform that we developed and operate and have not been validated by an independent third party. While these metrics are based on what we believe to be reasonable estimates of our user base for the applicable period of measurement, there are inherent challenges in measuring how our products are used across large populations globally. Our user metrics are also affected by technology on certain mobile devices that automatically runs in the background of our application when another phone function is used, and this activity can cause our system to miscount the user metrics associated with such account. The methodologies used to measure these metrics require significant judgment and are also susceptible to algorithm or other technical errors. In addition, we are continually seeking to improve our estimates of our user base, and such estimates may change due to improvements or changes in our methodology, which could result in adjustments to our historical metrics. Our ability to recalculate our historical metrics may be impacted by data limitations or other factors. Moreover, when we make an acquisition, the methodologies that were historically used by the acquired company to calculate certain metrics may be different from our methodologies in calculating those metrics, and it may take time to align the methodologies. Conversely, we may face difficulties in calculating these metrics over time in the event we determine to cease developing and/or offering an application.

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

In addition, the risks related to a security breach or disruption, including through a distributed denial-of-service (DDoS) attack, computer malware, ransomware, viruses, social engineering (predominantly spear phishing attacks), data scraping and general hacking, have become more prevalent in our industry and have generally increased as the number, intensity, and sophistication of attempted attacks and intrusions from around the world have increased. Such security breaches or disruptions have occurred on our systems in the past and will occur on our systems in the future. We also regularly encounter attempts to create false or undesirable user accounts and advertisements or to take other actions on our platform for objectionable ends. As a result of our prominence, the size of our user base, the types and volume of personal data on our systems, and the evolving nature of our products and services (including our efforts involving new and emerging technologies), we may be a particularly attractive target for such attacks, including from highly sophisticated, state-sponsored, or otherwise well-funded actors. In order to address the increasing frequency and sophistication of such attacks and safeguard our systems, we may need to expend additional time and resources, as well as recruit people with specific expertise.

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

Moreover, third parties may attempt to fraudulently induce employees or users to disclose information in order to gain access to our data or our users’ data. Cyber-attacks continue to evolve in sophistication and volume, and may be difficult to detect for long periods of time. As artificial intelligence capabilities improve and are increasingly adopted, we may also see cyber-attacks created through artificial intelligence. At any given time, we face known and unknown cybersecurity risks and threats that are not fully mitigated, and we discover vulnerabilities in our security efforts. Our business and operations span numerous geographies around the world, involve hundreds of employees, contractors, vendors, developers, partners, and other third parties, and rely on software and hardware that is highly technical and complex. For example, while our technology has supported remote work, such working environments may be less secure and more susceptible to attack, including phishing and social engineering attempts. Although we have developed technology and processes that are designed to protect our data and user data, to prevent data loss, to disable undesirable accounts and activities on our platform, and to prevent or detect security breaches, we cannot assure you that such measures will be successful, that we will be able to anticipate or detect all cyber-attacks or other breaches, that we will be able to react to cyber-attacks or other breaches in a timely manner, or that our remediation efforts will be successful. We may also incur significant legal and financial exposure, including legal claims, higher transaction fees and regulatory fines and penalties as a result of any compromise or breach of our systems or data security, or the systems and data security of our third-party providers. Any of the foregoing could have a material adverse effect on our business, financial condition and results of operations.

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

We receive, process, store, and transmit a significant amount of personal user and other confidential or sensitive information, including user-to-user communications, payment card information and other personal information of our users and employees, and enable our users to share their personal information with each other. We continuously develop and maintain systems to protect the security, integrity and confidentiality of this information, but we have experienced past incidents and cannot guarantee that inadvertent or unauthorized use or disclosure of such information will not occur in the future or that third parties will not gain unauthorized access to such information despite our efforts. When such incidents occur, we may not be able to remedy them, we may be required by law to notify regulators and individuals whose personal information was used or disclosed without authorization, we may be subject to claims against us, including government enforcement actions or investigations, fines and litigation, and we may have to expend significant capital and other resources to mitigate the impact of such events, including developing and implementing protections to prevent future events of this nature from occurring. When unauthorized access to any of the confidential, sensitive or other personal information we collect or process occurs, the perception of the effectiveness of our security measures and our reputation may be harmed, we may lose current and potential users and the recognition of our various brands and such brands’ competitive positions may be diminished, any or all of which might materially adversely affect our business, financial condition and results of operations. See “—We must monitor and, where applicable, comply with rapidly evolving laws and regulations relating to privacy, data protection and/or artificial intelligence across jurisdictions, and the failure to do so could result in claims, changes to our business practices, monetary penalties, increased cost of operations, or declines in user growth or engagement, or otherwise harm our business.”

Furthermore, some of our third-party service providers may receive or store information provided by us or by our users through mobile or web applications integrated with our applications and we may use third-party service providers to store, transmit and otherwise process certain confidential, sensitive or other personal information on our behalf. If these third parties fail to adopt or adhere to adequate data security practices, to comply with applicable legislation, to transfer data with the required adequate measures for the transfer, or in the event of a breach of their networks, our data or our users’ data may be improperly accessed, used, or disclosed, which could subject us to legal liability. We cannot control such third parties and cannot guarantee that a security breach will not occur on their systems. Although we may have contractual protections with our third-party service providers, contractors and consultants, any actual or perceived security breach could harm our reputation and brand, expose us to potential liability or require us to expend significant resources on data security and in responding to any such actual or perceived breach. Contractual protections we may have from our third-party service providers, contractors or consultants alone may not be sufficient to adequately protect us from any such liabilities and losses, and we may be unable to enforce any such contractual protections.

We use and intend to further use AI in our business, and challenges with properly managing its use could result in reputational harm, competitive harm, legal liability and other material adverse effects on our business, financial condition and results of operations.

We use artificial intelligence technologies, machine learning, data analytics and similar tools (collectively, “AI”) in our products and services, and the integration of AI may become more important to our operations over time. For example, we have introduced new artificial intelligence capabilities to enhance our users' experience and safety, such as a new algorithm that allows Bumble app users to see the most relevant potential matches, and the detection of inauthentic profiles and usage. Our competitors may incorporate AI into their services more quickly or more successfully than us, which could impair our ability to compete effectively and use of AI by our service providers, counterparties and other third parties, whether or not known to us, could also expose us to risks, all of which could adversely affect the results of our operations. Certain AI technologies may also compete with, or contribute to the obsolescence of, other products and services including certain other AI technologies. Additionally, if the content or recommendations that AI applications assist in producing are or are alleged to be illegal, infringing third-party rights, deficient, inaccurate, offensive, biased or otherwise harmful, we may face reputational consequences or legal liability, and our business, financial condition and results of operations may be adversely affected. AI also presents emerging ethical issues. If our use of AI becomes controversial, we may experience loss of user trust, as well as brand or reputational harm, competitive harm or legal liability. The use of AI technologies could also expose us to further potential risks, such as an increased risk of cybersecurity threats and incidents and claims or otherwise adverse effects from infringements or violations of intellectual property (including claims related to AI technologies being considered to have similarities to other AI technologies), whether or not such risks are apparent. The use of AI where the AI technologies could also increase the risk of exposure of our or others’ proprietary confidential information, or other confidential or sensitive information, to unauthorized recipients, including inadvertent disclosure of confidential or sensitive information into publicly available third-party training sets, may impact our ability to realize the benefit of, or adequately maintain, protect and enforce our intellectual property or confidential information. Such risks related to the use of AI could, whether directly or indirectly, harm our results of operations, our competitive position and wider business.

AI is the subject of evolving review by various governmental and regulatory agencies around the globe, including the SEC and the FTC, and laws, rules, directives and regulations governing the use of AI are changing and evolving rapidly, such as the EU Artificial Intelligence Act (“EU AI Act”). We may not always be able to anticipate how to respond to these frameworks and we may have to expend resources to adjust or audit our products and services in certain jurisdictions, especially if the legal frameworks on AI are not consistent across jurisdictions. In particular, use of personal data in foundational models and intellectual property ownership and license rights, including copyright, of generative and other AI output, have not been fully interpreted by courts or regulations. Any failure or perceived failure by us to comply with laws, rules, directives and regulations governing the use of AI could have an adverse impact on our business, and we may not be able to claim intellectual property ownership and license rights on any content or source code that we create using AI.

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

Finally, the passage or adoption of any legislation or regulation affecting the ability of service providers to periodically charge consumers for, among other things, recurring subscription payments may materially adversely affect our business, financial condition and results of operations. For example, under the Payment Services Regulation 2017, banks and other payment services providers must develop and implement strong customer authentication to check that the person requesting access to an account or trying to make a payment is permitted to do so. Such regulations have impacted and could materially adversely affect our payment authorization rate, user journey, paying user conversion rates, and could also in the future affect our payment reversal rates. Legislation or regulation regarding the foregoing, or changes to existing legislation or regulation governing subscription payments, have been enacted or are being considered globally, including in many U.S. states and by the Federal Trade Commission, as well as in certain EU countries and the UK (for example, the Digital Markets, Competition and Consumers Act 2024 in the UK, which grants new consumer enforcement powers and sets out new rules for subscription contracts). While we monitor and attempt to comply with these legal developments, we have been in the past, and may be in the future, subject to claims under such legislation or regulation.

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

Moreover, government-initiated internet shutdowns or internet outages due to cyber-attacks in a geographical market in which we operate could also negatively impact our business. For example, a cyber-attack by Russia targeting Ukraine and any associated internet outage may affect the performance and operation of our independent contract moderators based in Ukraine, which could, in turn, materially adversely affect our business. While we believe our exposure from the recent conflicts in Eastern Europe and the Middle East is limited, we could experience unanticipated disruptions to our business as a result of current or future regional and global conflicts, including sanctions or other laws and regulations prohibiting or limiting operations in certain jurisdictions, increased risks of potential cyber attacks, related impacts to our customers, or micro- or macro-economic effects on the global economy.

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

We have in the past experienced, and we may from time to time in the future experience, system interruptions that make some or all of our systems or data temporarily unavailable and prevent our products from functioning properly for our users; any such interruption could arise for any number of reasons, including human errors and as a result of our recent reduction in workforce. Further, our systems and infrastructure are vulnerable to damage from fire, power loss, hardware errors, cyber-attacks, computer viruses, software bugs, technical limitations, telecommunications failures, acts of God and similar events. While we have backup systems in place for certain aspects of our operations, not all of our systems and infrastructure are fully redundant. Disaster recovery planning can never account for all possible eventualities and our property and business interruption insurance coverage may not be adequate to compensate us fully for any losses that we may suffer. Any interruptions or outages, regardless of the cause, could negatively impact our users’ experiences with our products, tarnish our brands’ reputations and decrease demand for our products, any or all of which could materially adversely affect our business, financial condition and results of operations. Moreover, even if detected, the resolution of such interruptions may take a long time, during which customers may not be able to access, or may have limited access to, the service. See “—Security breaches, improper access to or disclosure of our data or user data, other hacking and phishing attacks on our systems, or other cyber incidents could compromise the confidentiality and/or availability of sensitive information related to our business and/or personal data processed by us or on our behalf and expose us to liability, which could harm our reputation and materially adversely affect our business.”

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

We continue to migrate a portion of our computing infrastructure to third party-hosted, cloud-based computing platforms. These migrations can be risky and may cause disruptions to the availability of our products due to service outages, downtime or other unforeseen issues that could increase our costs. We also may be subject to additional risk of cybersecurity breaches or other improper access to our data or confidential information during or following migrations to cloud-based computing platforms. In addition, cloud computing services may operate differently than anticipated when introduced or when new versions or enhancements are released. As we increase our reliance on cloud-based computing services, our exposure to damage from service interruptions may increase. In the event any such issues arise, it may be difficult for us to switch our operations from our primary cloud-based providers to alternative providers. Further, any such transition could involve significant time and expense and could negatively impact our ability to deliver our products and services, which could harm our financial condition and results of operations. In addition, hosting costs will increase as user engagement grows, which could harm our business if we are unable to grow our revenue faster than the cost of using these services or the services of similar providers.

Risks Related to Intellectual Property

If we are unable to obtain, maintain, protect and enforce intellectual property rights and successfully defend against claims of infringement, misappropriation or other violations of third-party intellectual property, it could materially adversely impact our business, financial condition and results of operations.

Our commercial success depends in part on avoiding infringement, misappropriation or other violations of the intellectual property rights of third parties. However, we may become party to disputes from time to time over rights and obligations concerning intellectual property held by third parties, and we may not prevail in these disputes. Companies in the internet, technology and social media industries are subject to frequent litigation based on allegations of infringement, misappropriation or other violations of intellectual property rights. Many companies in these industries, including many of our competitors, have substantially larger intellectual property portfolios than we do, which could make us a target for litigation as we may not be able to assert counterclaims against parties that sue us for infringement, misappropriation or other violations of patent or other intellectual property rights. In addition, various “non-practicing entities” that own patents and other intellectual property rights often attempt to assert claims in order to extract value from technology companies and, given that these patent holding companies or other adverse intellectual property rights holders typically have no relevant product revenue, our own issued or pending patents and other intellectual property rights may provide little or no deterrence to these rights holders in bringing intellectual property rights claims against us. From time to time we receive claims from third parties which allege that we have infringed upon their intellectual property rights, including but not limited to patent and trademark infringement. Further, from time to time we may introduce new products, product features and services, including in areas where we currently do not have an offering, which could increase our exposure to patent and other intellectual property claims from competitors and non-practicing entities. In addition, some of our agreements with third-party partners require us to indemnify them for certain intellectual property claims against them, which could require us to incur considerable costs in defending such claims, and may require us to pay significant damages in the event of an adverse ruling. Such third-party partners may also discontinue their relationships with us as a result of injunctions or otherwise, which could result in loss of revenue and adversely impact our business operations.

Although we try to ensure that our employees and consultants do not use the proprietary information or know-how of others without the relevant licenses or permissions in their work for us, we may be subject to claims that we or our employees or consultants have inadvertently or otherwise used or disclosed intellectual property, including inventions, trade secrets, software code or other proprietary information, of a former employer or other third parties. Litigation may be necessary to defend against these claims and if we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel. Further, while it is our policy to require our employees and contractors who may be involved in the conception or development of intellectual property to execute agreements assigning such intellectual property to us, we may be unsuccessful in executing such an agreement with each party who, in fact, conceives or develops intellectual property that we regard as our own. Additionally, any such assignment of intellectual property rights may not be self-executing, or the assignment agreements may be breached, and we may be forced to bring claims against third parties, or defend claims that they may bring against us, to determine the ownership of what we regard as our intellectual property.

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

Our intellectual property is a material asset of our business and our success depends in part on our ability to protect our proprietary rights and intellectual property. For example, we rely heavily upon our trademarks, designs, copyrights, related domain names, social media handles and logos to market our brands and to build and maintain brand loyalty and recognition. We also rely upon patents, proprietary technologies and trade secrets, as well as a combination of laws, and contractual restrictions, including confidentiality agreements with employees, customers, suppliers, affiliates and others, to establish, protect and enforce our various intellectual property rights. For example, we have generally registered and continue to apply to register and renew, or secure by contract where appropriate, trademarks and service marks as they are developed and used, and reserve, register and renew domain names and social media handles as we deem appropriate. If our trademarks and trade names are not adequately protected, then we may not be able to build and maintain name recognition in our markets of interest and our business may be adversely affected. Effective trademark protection may not be available or may not be sought in every country in which our products are made available, in every class of goods and services in which we operate, and contractual disputes may affect the use of marks governed by private contract. Our registered or unregistered trademarks or trade names may be challenged, infringed, circumvented or declared generic or determined to be infringing on other marks. For example, third parties have challenged our “BUMBLE” trademarks in the past, and if such types of challenges are successful, we could lose valuable trademark rights. Further, at times, competitors may adopt trade names or trademarks similar to ours, thereby impeding our ability to build brand identity and possibly leading to market confusion. Similarly, not every variation of a domain name or social media handle may be available or be registered by us, even if available. The occurrence of any of these events could result in the erosion of our brands and limit our ability to market our brands using our various domain names and social media handles, as well as impede our ability to effectively compete against competitors with similar technologies or products, any of which could materially adversely affect our business, financial condition and results of operations.

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

We are subject to a variety of laws and regulations in the United States and abroad that involve matters that are important to or may otherwise impact our business, including, among others, broadband internet access, online commerce, online safety, advertising, user privacy, data protection, cybersecurity, artificial intelligence, intermediary liability, protection of minors, consumer protection, general safety, sex-trafficking, labor and employment, taxation and securities law compliance. These U.S. federal, state, and municipal and foreign laws and regulations, which in some cases can be enforced by private parties in addition to government entities, are constantly evolving and can be subject to significant change. In addition, foreign laws and regulations can impose different obligations or be more restrictive than those in the United States.

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

In addition, we are subject to various laws with regard to content moderation, such as the EU Digital Services Act, which may affect our business and operations and subject us to significant fines if such laws are interpreted and applied in a manner inconsistent with our practices. Other countries such as the United Kingdom have implemented similar legislation that impose penalties for failure to remove certain types of content. Similarly, content moderation laws are being considered in some U.S. states. Moreover, in the United States, there are laws targeting companies that operate online dating services, such as the Colorado SB11 Online-Facilitated Misconduct and Remote Tracking Law, which include significant penalties for non-compliance. There is also a developing trend for online safety codes to target specific industries such as the online dating industry (for example, in Australia, the Relevant Electronic Code has come into effect). Such online safety laws and codes may require us, in the future, to change our products, business practices or operations, which could adversely affect user growth and engagement and increase compliance costs for our business.

The adoption of any laws or regulations that adversely affect the popularity or growth in use of the internet or our services, including laws or regulations that undermine open and neutrally administered internet access, could decrease user demand for our service offerings and increase our cost of doing business.

Furthermore, we are subject to rules and regulations of the United States and abroad relating to export controls and economic sanctions, including, but not limited to, trade sanctions administered by the Office of Foreign Assets Control within the U.S. Department of the Treasury, as well as the Export Administration Regulations administered by the Department of Commerce. These regulations may limit our ability to market, sell, distribute or otherwise transfer our products or technology to prohibited countries or persons. While we have taken steps to comply with these rules and regulations, a determination that we have failed to comply, whether knowingly or inadvertently, may result in substantial penalties, including fines, enforcement actions, civil and/or criminal sanctions, the disgorgement of profits, and may materially adversely affect our business, results of operations and financial condition. See “—We operate in various international markets, including certain markets in which we have limited experience, and some of our brands continue to seek to increase their international scope. As a result, we face additional risks in connection with certain of our international operations.”

We must monitor and, where applicable, comply with rapidly evolving laws and regulations relating to privacy, data protection and/or artificial intelligence across jurisdictions, and the failure to do so could result in claims, changes to our business practices, monetary penalties, increased cost of operations, or declines in user growth or engagement, or otherwise harm our business.

Our success depends, in part, on our ability to access, collect, and use personal data about our users, payers and employees in a responsible way, and to comply with applicable data privacy laws. We process a significant volume of personal data and other regulated information both about our users and employees. There are numerous laws and related regulator guidance in the countries in which we operate regarding privacy, data protection and/or artificial intelligence and numerous laws that stipulate detailed requirements for the storage, sharing, use, processing, disclosure and protection of personal data, the scope of which are constantly changing, and in some cases, these laws are inconsistent and conflicting and subject to differing interpretations. As new laws of this nature are proposed and adopted across the world, we currently, and from time to time, may not be in technical compliance with all such laws. Such laws also are becoming increasingly rigorous and could be interpreted and applied in ways that may have a material adverse effect on our business, financial condition and results of operations. In addition, enforcement practices are likely to remain unpredictable for the foreseeable future.

Amongst other laws and regulations, we are and will continue to be subject to:

•
the GDPR, which has a broad array of detailed requirements for the handling of personal data. The GDPR includes obligations and restrictions concerning the consent and rights of individuals to whom the personal data relates, the transfer of personal data out of the European Economic Area (“EEA”), security breach notifications and maintaining the security and confidentiality of personal data. Under the GDPR we may be subject to fines of up to €20 million or up to 4% of the total worldwide annual group turnover of the preceding financial year (whichever is higher), as well as face claims from individuals based on the GDPR’s private rights of action. The GDPR is continuously interpreted by EU data protection regulators and the European Data Protection Board, which requires us to make changes to our business practices from time to time that could be time-consuming and expensive, and could generate additional risks and liabilities.
•
the UK GDPR and the UK Data Protection Act of 2018, which expose us to a different interpretation of the law by the UK Information Commissioner’s Office as well as two parallel regimes for the protection of personal data, each of which authorizes similar fines and which may lead to potentially divergent enforcement actions. The new UK government that came into power in 2024 has proposed various amendments to the wider UK data protection regime via the Data (Use and Access) Bill (“DUA Bill”), which, if passed, is likely to create more deviations between the UK GDPR and the GDPR. The DUA Bill also proposes, inter alia, to bring the maximum fine threshold under the UK ePrivacy rules (currently £500,000) in line with the UK GDPR threshold (i.e., the higher of £17.5 million or 4% of annual global turnover) and the introduction of new data sharing frameworks.
•
legislation relating to privacy and electronic communications, such as the EU ePrivacy Directive. The ePrivacy Directive applies in the member states of the EEA, and is also implemented in the UK via the UK Privacy and Electronic Communications Regulations. Such legislation imposes restrictions and requirements on, amongst other things, direct electronic marketing and the use of cookies.
•
legislation relating to the use of and the development of artificial intelligence technologies, for example the EU AI Act. Certain requirements under the EU AI Act began to apply on February 2, 2025, and the remaining requirements will become effective on a staggered basis until August 2027. The EU AI Act will impose material requirements on both the providers and deployers of AI Technologies, and prohibit certain AI practices, with infringement punishable by sanctions of up to 7% of annual worldwide turnover or EUR 35 million (whichever is higher) for the most serious breaches.
•
new and amended comprehensive and sector-specific (e.g., biometric, dating) privacy laws in a number of U.S. states, including California, Virginia, Colorado, Connecticut, Utah, Montana, Oregon, Illinois and Texas, as well as others that are expected to come into force over the coming months. These laws and regulations impose, or have the potential to impose, additional obligations on companies that collect, store, use, retain, disclose, transfer and otherwise process confidential, sensitive and personal information, and will continue to shape the data privacy environment nationally.

Elsewhere internationally, we are subject to additional and in some cases more stringent legal obligations concerning our treatment of user, employee and other personal data, such as laws regarding data localization and/or restrictions on data export, and legal requirements relating to the transfer of personal data across international borders that continue to evolve. Furthermore, new laws and regulations continue to develop and evolve. For example, the Office of The Privacy Commissioner of Canada recently commissioned a joint statement with several key data protection authorities, stating that data scraping protection measures should be taken by all social media companies and those hosting publicly available data, regardless of their size. If we do not successfully protect the personal data that we host from unlawful data scraping, or if we ourselves fail to comply with privacy and AI laws when using scraped data sets from our own platform to train artificial intelligence, we may be subject to fines and regulatory actions, and there could be a materially adverse impact on our reputation and business.

The GDPR and the UK GDPR, respectively, prohibit transfers of personal data from the EEA or the UK to most other countries including the United States, unless a particular compliance mechanism (and, if necessary, certain safeguards) are implemented. One such mechanism is the use of “standard contractual clauses” published by the European Commission (and/or similar or related clauses published pursuant to the UK GDPR). Following the invalidation of a prior U.S. transfer program by the Court of Justice of the European Union, the recently established EU-US Data Privacy Framework and the UK extension thereto (“DPF”) now provide another such mechanism for transfers of personal data from the EEA and/or the UK to U.S. companies participating in the DPF program. However, the operational costs and complexities of conducting business in respect of selecting and then implementing or adhering to a particular compliance mechanism (and additional safeguards, if required) to allow for such transfers of personal data can be significant and may increase as requirements and practice in this area continue to evolve. For example, legal challenges to the DPF are anticipated, so if we or related entities were to adhere to these programs and they are deemed inadequate in the future, operational costs could increase further. If any other change in lawful transfer mechanisms occurs, additional costs may need to be incurred to implement necessary safeguards to comply with the GDPR and/or the UK GDPR. Moreover, recent and potential new rules and restrictions on the flow of data across borders under other global data protection laws, if applicable, or more stringent privacy laws which impact the legal basis for which we can use personal data, could increase the cost and complexity of conducting business in some markets.

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

There are a variety of laws and regulations, some of which have been adopted in recent years, aimed at protecting children using the internet, such as Article 8 of the GDPR/UK GDPR, the EU Digital Services Act, the UK Online Safety Act, the Australia Social Media Ban and the California Age-Appropriate Design Code Act. Although our products and services are intended for and targeted to adults only and we implement a combination of measures designed to prevent minors from gaining access to our application, no assurances can be given that such measures will be sufficient to completely avoid allegations of violations of such laws and regulations, any of which could expose us to significant liability, penalties, reputational harm and loss of revenue, among other things. Moreover, new regulations, or changes to existing regulations, could increase the cost of our operations and materially adversely affect our business, financial condition and results of operations.

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

Tax laws are being re-examined and evaluated globally. New laws and interpretations of the law are taken into account for financial statement purposes in the quarter or year that they become applicable. Tax authorities are increasingly scrutinizing the tax positions of companies. Many countries in the European Union, as well as a number of other countries and organizations such as the Organization for Economic Cooperation and Development and the European Commission, are actively considering changes to existing tax laws that, if enacted, could increase our tax obligations in countries where we do business. These proposals include changes to the existing framework to calculate income tax, as well as proposals to change or impose new types of non-income taxes, including taxes based on a percentage of revenue. For example, the Organization for Economic Cooperation and Development has released proposals to create an agreed set of international rules for fighting base erosion and profit shifting, including Pillar One and Pillar Two, such that tax laws in countries in which we do business could change on a prospective or retroactive basis, and any such changes could adversely impact us. In addition, several countries in the European Union have proposed or enacted taxes applicable to digital services, which includes business activities on social media platforms and online marketplaces, and would likely apply to our business. Many questions remain about the enactment, form and application of these digital services taxes. The interpretation and implementation of the various digital services taxes (especially if there is inconsistency in the application of these taxes across tax jurisdictions) could have a materially adverse impact on our business, results of operations and cash flows. Moreover, if the U.S. or other foreign tax authorities change applicable tax laws, our overall taxes could increase, and our business, financial condition or results of operations may be adversely impacted. In addition, in January 2025, the United States issued an executive order announcing opposition to aspects of these rules. Accordingly, we are still evaluating the potential consequences of Pillar Two on our longer-term financial position.

Action by governments to restrict access to Bumble app or our other products in their countries could substantially harm our business and financial results.

Governments from time to time seek to censor content available on Bumble app or our other products in their country, restrict access to our products from their country entirely, or impose other restrictions (including on third-party platforms that market and distribute our products) that may affect the accessibility of our products in their country for an extended period of time or indefinitely. For example, user access to Bumble app and certain of our other products may be restricted in China. In addition, government authorities in other countries may seek to restrict user access to our products if they consider us to be in violation of their laws or a threat to public safety or for other reasons, such as considering the content on our platforms, or online dating and social connection services generally, immoral. In the event that content shown on Bumble app or our other products is subject to censorship, access to our products is restricted, in whole or in part, in one or more countries, we are required to or elect to make changes to our operations, or other restrictions are imposed on our products, or our competitors are able to successfully penetrate new geographic markets or capture a greater share of existing geographic markets that we cannot access or where we face other restrictions, our ability to retain or increase our user base, user engagement, or the level of advertising by marketers may be adversely affected, we may not be able to maintain or grow our revenue as anticipated, and our financial results could be materially adversely affected.

Our business is subject to evolving corporate governance and public disclosure regulations and expectations, including with respect to sustainability and environmental, social and governance matters, and increasing scrutiny of sustainability commitments and initiatives that could expose us to numerous risks.

We are subject to rules and regulations promulgated by a number of governmental and self-regulatory organizations, including the SEC, Nasdaq and the Financial Accounting Standards Board. Further, new and emerging regulatory initiatives, particularly in the European Union, the United Kingdom and at the U.S. state level related to climate change and sustainability matters, could adversely affect our business. These and other legal regulatory requirements continue to evolve in scope and complexity, making compliance more difficult and uncertain. In particular, regulators, customers, investors, employees and other stakeholders are increasingly focusing on sustainability and environmental, social and governance (“ESG”) matters and related disclosures. These changing rules, regulations and stakeholder expectations have resulted in, and are likely to continue to result in, increased general and administrative expenses and increased management time and attention spent complying with such regulations or meeting such expectations.

Developing and acting on initiatives and new legal imperatives within the scope of ESG, and collecting, measuring and reporting ESG-related information and metrics under evolving reporting standards can be costly, difficult and time-consuming. In particular, California’s recently-enacted Climate Corporate Data Accountability Act, Climate-Related Financial Risk Act and Voluntary Carbon Market Disclosures Act will require new reporting relating to greenhouse gas (“GHG”) emissions, climate-related financial risk, and involvement in the voluntary carbon market or regarding certain claims about carbon or GHG emissions, respectively. Similarly, in the UK, certain large companies are subject to requirements to report energy usage and GHG emissions data on an annual basis under both the Streamlined Energy and Carbon Reporting Framework and the Energy Savings Opportunity Scheme, as well as information relating to climate change-related risks and opportunities under the UK’s Companies (Strategic Report) (Climate-related Financial Disclosure) Regulations 2022. We may also communicate certain initiatives and goals regarding environmental matters, diversity, responsible sourcing, social investments and other ESG-related matters in our SEC filings or in other public disclosures. These ESG-related initiatives and goals could be difficult and expensive to implement, the technologies needed to implement them may not be cost-effective and may not advance at a sufficient pace, and we could be criticized for the inaccuracy, inadequacy or incompleteness of the disclosure. Further, statements about our ESG-related initiatives and goals, and progress against those goals, may be based on standards for measuring progress that are still developing, internal controls and processes that continue to evolve, and assumptions that are subject to change in the future. In addition, we could be criticized for the scope or nature of such initiatives or goals, for steps taken or not taken to achieve the goals, or for any revisions to these goals. If our ESG-related data, processes and reporting are incomplete or inaccurate, or if we fail to achieve or disclose adequate progress with respect to our goals within the scope of ESG on a timely basis, or at all, our reputation, business, financial condition or results of operations could be adversely affected. At the same time, regulators have increasingly expressed or pursued opposing views, legislation and investment expectations with respect to sustainability initiatives. In recent years anti-ESG and anti-DEI sentiment has gained momentum across the United States, with several dozen states, Congress and the Executive Branch having proposed or enacted “anti-ESG” and “anti-DEI” policies, legislation, executive orders or initiatives or issued related legal opinions. Conflicting regulations and a lack of harmonization of ESG legal and regulatory environments across the jurisdictions in which we operate may create enhanced compliance risks and costs. Failure to prepare for and meet evolving standards and expectations could result in regulatory penalties, investor backlash and diminished shareholder confidence.

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

We have a substantial amount of debt, which requires significant interest and principal payments. As of December 31, 2024, we had $621.3 million of indebtedness outstanding. Subject to the limits contained in the Credit Agreement (as defined herein) that governs our credit facilities, we may be able to incur substantial additional debt from time to time to finance working capital, capital expenditures, investments or acquisitions, or for other purposes. If we do so, the risks related to our high level of debt could increase. Specifically, our high level of debt could have important consequences, including the following:

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

Bumble Inc.’s payment obligations under the tax receivable agreement will be accelerated in the event of certain changes of control, upon a breach by Bumble Inc. of a material obligation under the tax receivable agreement or if Bumble Inc. elects to terminate the tax receivable agreement early (in full or in part). The accelerated payments required in such circumstances will be calculated by reference to the present value (at a discount rate equal to the lesser of (i) 6.5% per annum and (ii) the Secured Overnight Financing

Rate plus 100 basis points) of all future payments that holders of Common Units or other recipients would have been entitled to receive under the tax receivable agreement (or a portion of such future payments in the case of a partial termination), and such accelerated payments and any other future payments under the tax receivable agreement will utilize certain valuation assumptions, including that Bumble Inc. will have sufficient taxable income to fully utilize the deductions arising from the increased tax deductions and tax basis and other benefits related to entering into the tax receivable agreement and sufficient taxable income to fully utilize any remaining net operating losses subject to the tax receivable agreement on a straight line basis over the shorter of the statutory expiration period for such net operating losses or the five-year period after the early termination or change of control. In addition, recipients of payments under the tax receivable agreement will not reimburse us for any payments previously made under the tax receivable agreement if the tax attributes or Bumble Inc.’s utilization of tax attributes underlying the relevant tax receivable agreement payment are successfully challenged by the IRS (although any such detriment would be taken into account as an offset against future payments due to the relevant recipient under the tax receivable agreement). Bumble Inc.’s ability to achieve benefits from any existing tax basis, tax basis adjustments or other tax attributes, and the payments to be made under the tax receivable agreement will depend upon a number of factors, including the timing and amount of our future income. As a result, even in the absence of a change of control or an election to terminate the tax receivable agreement early (in full or in part), payments under the tax receivable agreement could be in excess of 85% of Bumble Inc.’s actual cash tax benefits.

Accordingly, it is possible that the actual cash tax benefits realized by Bumble Inc. may be significantly less than the corresponding tax receivable agreement payments. It is also possible that payments under the tax receivable agreement may be made years in advance of the actual realization, if any, of the anticipated future tax benefits. There may be a material negative effect on our liquidity if the payments under the tax receivable agreement exceed the actual cash tax benefits that Bumble Inc. realizes in respect of the tax attributes subject to the tax receivable agreement and/or if distributions to Bumble Inc. by Bumble Holdings are not sufficient to permit Bumble Inc. to make payments under the tax receivable agreement after it has paid taxes and other expenses. Based upon certain assumptions, we estimate that if Bumble Inc. had exercised its termination right as of December 31, 2024, the aggregate amount of the early termination payments before application of the discount rate required under the tax receivable agreement would have been approximately $775.4 million. The foregoing number is merely an estimate and the actual payments could differ materially. We may need to incur additional indebtedness to finance payments under the tax receivable agreement to the extent our cash resources are insufficient to meet our obligations under the tax receivable agreement as a result of timing discrepancies or otherwise (including related to early termination of the tax receivable agreement in full or in part), and these obligations could have the effect of delaying, deferring or preventing certain mergers, asset sales, other forms of business combinations or other changes of control.

The acceleration of payments under the tax receivable agreement in the case of certain changes of control may impair our ability to consummate change of control transactions or negatively impact the value received by owners of our Class A common stock.

In the case of certain changes of control, payments under the tax receivable agreement will be accelerated and may significantly exceed the actual benefits Bumble Inc. realizes in respect of the tax attributes subject to the tax receivable agreement. We expect that the payments that we may make under the tax receivable agreement in the event of a change of control will be substantial. As a result, our accelerated payment obligations and/or the assumptions adopted under the tax receivable agreement in the case of a change of control may impair our ability to consummate change of control transactions or negatively impact the value received by owners of our Class A common stock in a change of control transaction. In addition, parties to our tax receivable agreement are generally permitted to transfer and assign their interest without the Company’s consent. In the event of any such transfer or assignment, a third-party transferee may have interests in the context of a change of control transaction that diverge from those of the Company and its stockholders, which could impair our ability to consummate such a transaction or negatively impact the value received by owners of our Class A common stock.

Risks Related to Ownership of our Class A Common Stock

Our Principal Stockholders control us and their interests may conflict with ours or yours in the future.

As of the date of this Annual Report, our Principal Stockholders beneficially own approximately 91% of the combined voting power of our Class A and Class B common stock. Moreover, we nominate to our Board individuals designated by our Principal Stockholders in accordance with the stockholders agreement. Our Principal Stockholders have the right to designate directors subject to the maintenance of certain ownership requirements in us. Even when our Principal Stockholders cease to own shares of our stock representing a majority of the total voting power, for so long as our Principal Stockholders continue to own a significant percentage of our stock, they will still be able to significantly influence or effectively control the composition of our Board of Directors and the approval of actions requiring stockholder approval through their voting power. Accordingly, for such period of time, our Principal Stockholders will have significant influence with respect to our management, business plans and policies, including the appointment and removal of our officers. In particular, for so long as our Sponsor continues to own a significant percentage of our stock, our Sponsor will be able to cause or prevent a change of control of our company or a change in the composition of our Board of Directors and could preclude any unsolicited acquisition of our company. The concentration of ownership could deprive you of an opportunity to receive a premium for your shares of Class A common stock as part of a sale of our company and ultimately might affect the market price of our Class A common stock.

In addition, as of the date of this Annual Report, the Pre-IPO Common Unitholders (which include our Sponsor and our Founder) own approximately 30% of the Common Units. Because they hold their ownership interest in our business directly in Bumble Holdings, rather than through Bumble Inc., the Pre-IPO Common Unitholders may have conflicting interests with holders of shares of our Class A common stock. For example, if Bumble Holdings makes distributions to Bumble Inc., the Pre-IPO Common Unitholders and participating Incentive Unitholders (as described below) will also be entitled to receive such distributions pro rata in accordance with the percentages of their respective Common Units or Incentive Units, as applicable, in Bumble Holdings and their preferences as to the timing and amount of any such distributions may differ from those of our public stockholders. Incentive Units are not entitled to receive distributions (other than tax distributions) until holders of Common Units have received a minimum return as provided in the amended and restated limited partnership agreement of Bumble Holdings. However, Incentive Units have the benefit of adjustment provisions that will reduce the participation threshold for distributions in respect of which they do not participate until there is no participation threshold, at which time the Incentive Units would participate pro rata with distributions on Common Units. Our pre-IPO owners may also have different tax positions from us which could influence their decisions regarding whether and when to dispose of assets, especially in light of the tax receivable agreement, whether and when to incur new or refinance existing indebtedness, and whether and when Bumble Inc. should terminate the tax receivable agreement and accelerate its obligations thereunder. In addition, the structuring of future transactions may take into consideration our pre-IPO owners’ tax or other considerations even where no similar benefit would accrue to us.

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

Our Principal Stockholders are parties to a stockholders agreement and, as of the date of this Annual Report, beneficially own approximately 91% of the combined voting power of our Class A and Class B common stock. As a result, we are a “controlled company” within the meaning of the Nasdaq corporate governance standards. Under these corporate governance standards, a company of which more than 50% of the voting power in the election of directors is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements. For example, controlled companies:

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

As described in Part II, “Item 9A—Controls and Procedures” of this Annual Report, management identified a material weakness as of December 31, 2024 in the design of controls related to foreign currency translation resulting from certain intercompany loan transactions. This material weakness did not result in any material misstatements to the consolidated financial statements for the year ended December 31, 2024 and there were no changes to previously released financial statements.

While management has made progress towards remediating the material weakness, we cannot assure you that the measures we have taken will be sufficient to prevent future material weaknesses. Our current controls and any new controls that we develop may become inadequate because of changes in conditions in our business and we may discover weaknesses in our disclosure controls and procedures and internal control over financial reporting in the future.

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

In addition, if we determine or our independent registered public accounting firm determines we have a future material weakness in our internal control over financial reporting, this could have a material adverse effect on our business and operating results, investors may lose confidence in the accuracy and completeness of our financial reports, we may face restricted access to capital markets, and the market price for our Class A common stock may be adversely affected.

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

In addition, any shares of Class A common stock or Common Units purchased or otherwise acquired by the Principal Stockholders after the IPO would also entitle the Principal Stockholders to outsized voting rights until the High Vote Termination Date. Consequently, the voting power of our Principal Stockholders, and the disparity between the voting power held by our Principal Stockholders and the level of their economic interest, would increase if they acquired additional shares of Class A common stock or Common Units after the IPO. Moreover, our Principal Stockholders would retain this disparate voting power even if they have engaged in hedging or other transactions that have offset their economic exposure. Further, our voting structure poses a risk that even if our Principal Stockholders hold relatively small economic interests, prior to the High Vote Termination Date they could potentially use their outsized voting control to approve further changes in governance to the detriment of non-controlling holders of Class A common stock, which could result in delisting under Nasdaq listing requirements, resulting in reduced liquidity and loss of value for investors. Finally, until the High Vote Termination Date, open market sales or other transfers by a Principal Stockholder that have the effect of reducing the aggregate number of shares that have the high vote privilege can increase the relative voting power of high vote shares retained by other Principal Stockholders. In addition, our Sponsor is generally permitted to assign its rights under the stockholders’ agreement to a transferee of its shares, in which event such transferee could become entitled to board designation rights as a “Principal Stockholder” under the stockholders’ agreement and outsized voting rights in respect of such transferred shares.

You may be diluted by the future issuance of additional Class A common stock or Common Units in connection with our incentive plans, acquisitions or otherwise.

As of January 31, 2025, we have 5,892,654,416 shares of Class A common stock authorized but unissued, including 46,209,720 shares of Class A common stock issuable upon exchange of Common Units that are held by the Pre-IPO Common Unitholders. Our certificate of incorporation authorizes us to issue these shares of Class A common stock and options, rights, warrants and appreciation rights relating to Class A common stock for the consideration and on the terms and conditions established by our Board of Directors in its sole discretion, whether in connection with acquisitions or otherwise. Similarly, the amended and restated limited partnership agreement of Bumble Holdings permits Bumble Holdings to issue an unlimited number of additional limited partnership interests of Bumble Holdings with designations, preferences, rights, powers and duties that are different from, and may be senior to, those applicable to the Common Units, and which may be exchangeable for shares of our Class A common stock. Additionally, we have reserved an aggregate of 39,120,300 shares of Class A common stock or Common Units for issuance under our Omnibus Incentive Plan, including shares of Class A common stock issuable following vesting and upon exchange for 8,151,833 as-converted Incentive Units held by the Incentive Unitholders with a weighted average participation threshold of $13.25 per unit. There are also 4,500,000 shares of Class A common stock reserved for issuance under our 2021 Employee Stock Purchase Plan (“ESPP”). Any Class A common stock that we issue, including under our Omnibus Incentive Plan, our ESPP or other equity incentive plans that we may adopt in the future, would dilute the percentage ownership held by investors who purchase Class A common stock.

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

Subject to certain limitations and exceptions, pursuant to the terms of the amended and restated limited partnership agreement of Bumble Holdings, the Incentive Unitholders will have the right to convert their vested Incentive Units into Common Units of Bumble Holdings. Common Units received upon conversion will be exchangeable on a one-for-one basis for shares of Class A common stock of Bumble Inc. in accordance with the terms of the exchange agreement. The delivery of shares of Class A common stock upon exchange of Common Units received in conversion of Incentive Units has been registered pursuant to a registration statement on Form S-8.

All of such shares will be eligible for resale in the public market, subject, in the case of shares held by our affiliates, to volume, manner of sale and other limitations under Rule 144. We expect that our Sponsor will continue to be considered an affiliate based on its expected share ownership and its board nomination rights. Certain other of our stockholders may also be considered affiliates at the time of their sale of shares of our Class A common stock. However, the holders of these shares of Class A common stock will have the right, subject to certain exceptions and conditions, to require us to register their shares of Class A common stock under the Securities Act of 1933, as amended (the "Securities Act"), and they will have the right to participate in future registrations of securities by us. Registration of any of these outstanding shares of Class A common stock would result in such shares becoming freely tradable without compliance with Rule 144 upon effectiveness of the registration statement.

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
•
decisions to slow or cease development for an application, or to shut down such application altogether;
•
impairments to our goodwill and intangible assets as a result of a number of factors, some of which are beyond our control;
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
•
changes in business or macroeconomic conditions, including the impact of lower consumer confidence in our business or in the online dating and social connection industry generally, recessionary conditions, inflation, interest rates, increased unemployment rates, stagnant or declining wages, political unrest, tariffs and resulting trade wars, terrorism, armed conflicts, pandemics or epidemics or natural disasters; and
•
changes in our expected estimated useful life of property and equipment and intangible assets.

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

Our products and services may be considered discretionary items for consumers. Factors affecting the level of consumer spending for such discretionary items include general economic conditions, and other factors, such as consumer confidence in future economic conditions, fears of recession, the availability and cost of consumer credit, costs of living, levels of unemployment, tax rates, interest rates and inflationary pressure, including as a result of U.S. imposed tariffs and any resulting trade war. In recent years, the United States, the United Kingdom and other significant economic markets have experienced cyclical downturns and worldwide economic conditions remain uncertain. As global economic conditions continue to be volatile or economic uncertainty remains, trends in consumer discretionary spending also remain unpredictable and subject to reductions. Unfavorable economic conditions may lead consumers to delay or reduce purchases of our products and consumer demand for our products may not grow as we expect.

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

In addition, our business could be materially adversely affected by the outbreak of a widespread health epidemic or pandemic. A widespread epidemic, pandemic or other health crisis could also cause significant volatility in global markets, reduce our ability to access capital and thereby negatively impact our liquidity, and disrupt labor markets and global supply chains, and these effects may have lingering macroeconomic impacts. If our business and the markets in which we operate experience a prolonged occurrence of adverse public health conditions, it could materially adversely affect our ability to execute strategic plans, and materially adversely affect our business, financial condition, and results of operations.

Foreign currency exchange rate fluctuations could materially adversely affect our results of operations.

We operate in various international markets. During the year ended December 31, 2024, 51.8% of our total revenues were from outside of the United States. We translate international revenues into U.S. dollar-denominated operating results and during periods of a strengthening U.S. dollar, our international revenues will be reduced when translated into U.S. dollars. In addition, as foreign currency exchange rates fluctuate, the translation of our international revenues into U.S. dollar-denominated operating results affects the period-over-period comparability of such results and can result in foreign currency exchange gains and losses. Furthermore, a portion of our costs and expenses have been, and we anticipate will continue to be, denominated in foreign currencies, including the British pound (“GBP”) and Euro. If the value of the U.S. dollar depreciates significantly against these currencies and our revenues translated into U.S. dollars stay the same or decrease, our costs as measured in U.S. dollars as a percent of our revenues will correspondingly increase and our margins will suffer. We have exposure to foreign currency exchange risk related to transactions carried out in any currency other than the U.S. dollar, and investments in foreign subsidiaries with a functional currency other than the U.S. dollar. See “Item 7A―Quantitative and Qualitative Disclosures About Market Risk—Foreign Currency Exchange Risk.”

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

Furthermore, we may not be successful in addressing other challenges encountered in connection with our acquisitions. The anticipated benefits of one or more of our acquisitions may not be realized or the value of goodwill and other intangible assets acquired could be impacted by one or more continuing unfavorable events or trends, including, for example, a further decline in our stock price and market capitalization, economic downturns, reduced demand for our products, slower growth rates in our industry, and changes in market-based interest rates. A decision to decrease development for, or shut down entirely, an application could also lead to goodwill impairments. During the third quarter of 2024, we recorded $892.2 million of impairment charge for our indefinite-lived intangible assets, the Fruitz asset group, and goodwill due to our revised 2024 outlook and a decrease in our stock price and market capitalization that was sustained during the third quarter of 2024. In February 2025, we announced our decision to discontinue the Fruitz and Official apps, which we expect to be completed in the first half of 2025. Please refer to “Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations” and Note 20, Subsequent Events, to the audited consolidated financial statements included in “Item 8—Financial Statements and Supplementary Data.” Continuing unfavorable events or trends could result in further significant impairment charges. Any acquisitions or other strategic transactions we announce could be viewed negatively by users, marketers, developers, or investors, which may adversely affect our business or the price of our Class A common stock. The occurrence of any of these events could have a material adverse effect on our business, financial condition and results of operations.

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

Risk management and strategy

Cybersecurity risk management is an important and rapidly evolving part of our overall risk management efforts. We believe we are a particularly attractive target as a result of the types and volume of personal data and content on our systems and the evolving nature of our products and services. Our products and services reach millions of users and involve the collection, storage, processing, and transmission of large amounts of data. In addition, our business and operations span numerous geographies around the world, involve hundreds of employees, contractors, vendors, developers, partners, and other third parties, and rely on software and hardware that is highly technical and complex. We maintain an information security program that is comprised of policies and controls designed to mitigate cybersecurity risk. However, at any given time, we face known and unknown cybersecurity risks and threats that are not fully mitigated, and we discover vulnerabilities in our program. We continuously work to enhance our information security program and risk management efforts.

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

Finally, the ISMS incorporates an Incident Response Plan, which outlines the procedures that we use to investigate and respond to cybersecurity events and alerts, an Incident Response Policy, which sets out high-level principles and requirements that apply to cybersecurity incident response, and a Business Continuity Plan, which sets out high-level steps in protecting the services, assets and employees of the Company during an event that disrupts business continuity. The Incident Response Plan includes clearly defined roles and responsibilities, including guidance for reporting up the chain to senior management and, where appropriate, to the Audit Committee and the Board. We consult with outside counsel as appropriate, including on materiality analysis and disclosure matters, and our senior management makes the final materiality determinations and disclosure and other compliance decisions. The Incident Response Plan comprises four high-level phases: identification and investigation of a cybersecurity incident (including suspected personal data breaches); containment to lessen any ongoing harm; eradication of the root cause; and, post-recovery, supplementation of the cybersecurity incident record with lessons learned in order to improve our incident response capabilities. The Business Continuity Plan defines the procedures to be followed if there is a critical failure that results in operations at one of our corporate offices being suspended, as well as the procedures to be followed if there is a critical failure of our services or underlying hosting infrastructure that results in significant degradation of a service provided, with an aim to operate at existing service levels throughout the duration of the incident.

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

While we do not believe that, as of the date of this Form 10-K, we have experienced a cybersecurity threat or incident, including as a result of any previous cybersecurity incident, that has materially adversely affected our business strategy, results of operations or financial condition, the sophistication of cyber threats continues to increase, and the preventative actions we take to reduce the risk of cybersecurity incidents and protect our systems and information may be insufficient. Accordingly, no matter how well designed or implemented our controls are, we will not be able to anticipate all security incidents of these types, and we may not be able to implement effective preventive measures against such security incidents in a timely manner. For more information on risks to us from cybersecurity threats, see Part I, “Item 1A—Risk Factors—Risks Related to Information Technology Systems.”

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

Our Chief Information Security & Trust Officer (“CISO”) leads our cybersecurity program across the Company and oversees the ISMS. He is supported by our Information Security team, which includes the first responders to cybersecurity incidents. Our CISO provides quarterly updates to the Audit and Risk Committee, as well as an annual report to the Board, regarding the Company’s cybersecurity program, including cybersecurity risks, incidents, and mitigation strategies, while maintaining the confidentiality, integrity, and availability of information, including user information under our custody. There are also scheduled monthly meetings where, among others, our CISO, Head of Privacy and a representative of the Sponsor attend, in order to discuss our cybersecurity program, including evaluating the implementation of additional controls, processes, policies, and procedures, as appropriate, as well as any notable security incidents, if any. Our CISO joined the Company in April 2024, and has over 20 years of experience in the field of cybersecurity.

Item 2. Properties

Our corporate headquarters is located in leased office space in Austin, Texas and consists of approximately 7,400 square feet. In addition, we lease properties located outside of the United States, including office space in London and Paris and work space in Mexico City and Berlin.

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

Item 3. Legal Proceedings

The information required with respect to this item can be found in Note 19, Commitments and Contingencies, to the audited consolidated financial statements included in “Item 8—Financial Statements and Supplementary Data” and is incorporated by reference into this Item 3.

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

Holders of Record

As of January 31, 2025, there were 45 registered holders of our Class A common stock and 20 registered holders of our Class B common stock. Because many of our shares of Class A common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

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

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

In May 2023, we announced that our Board of Directors had approved a share repurchase program of up to $150.0 million of our outstanding Class A common stock with repurchases under the program to be made on a discretionary basis from time to time, subject to general business and market conditions and other investment opportunities, through open market purchases or other means, including privately negotiated transactions. We announced increases in the share repurchase program authorized amount from $150.0 million to $300.0 million in November 2023 and from $300.0 million to $450.0 million in May 2024. As of December 31, 2024, a total of $78.8 million remained available for repurchase under the program.

The following table sets forth purchases by the Company of its Class A common stock during the three months ended December 31, 2024 under this publicly announced share repurchase program.

Period	Total Number of Shares Purchased	Average Price Paid Per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares That May Yet Be Purchased Under Publicly Announced Plans or Programs(2)
October 1 - October 31, 2024	4,444,058	$6.75	4,444,058	$89,035,905
November 1 - November 30, 2024	—	—	—	89,035,905
December 1 - December 31, 2024	1,207,856	8.50	1,207,856	78,772,438
Total	5,651,914	$7.13	5,651,914	$78,772,438

In January 2025, we repurchased 1.8 million shares for approximately $14.1 million, excluding excise tax obligations, pursuant to a Rule 10b5-1 trading plan. As of January 31, 2025, a total of $64.7 million remained available for repurchase under the program.

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

The graph below compares the cumulative total stockholder return on our Class A common stock with the cumulative total return on the Nasdaq Composite Index (COMP) and the Nasdaq CTA Internet Index (QNET) through December 31, 2024. The graph assumes an initial investment of $100 in our common stock at the market close on February 11, 2021, which was our initial trading day. Data for the Nasdaq Composite Index and the Nasdaq CTA Internet Index assume an initial investment of $100 at market close on February 11, 2021 and the reinvestment of dividends.

The comparisons in the graph below are based upon historical data and are not indicative of, nor intended to forecast, future performance of our Class A common stock.

$160
140
120
100
80
60
40
20
-
Feb-21
Mar-21
Apr-21
May-21
Jun-21
Jul-21
Aug-21
Sep-21
Oct-21
Nov-21
Dec-21
Jan-22
Feb-22
Mar-22
Apr-22
May-22
Jun-22
Jul-22
Aug-22
Sep-22
Oct-22
Nov-22
Dec-22
Jan-23
Feb-23
Mar-23
Apr-23
May-23
Jun-23
Jul-23
Aug-23
Sep-23
Oct-23
Nov-23
Dec-23
Jan-24
Feb-24
Mar-24
Apr-24
May-24
Jun-24
Jul-24
Aug-24
Sep-24
Oct-24
Nov-24
Dec-24
Bumble Inc. Class A Common Stock
Nasdaq CTA Internet Index
Nasdaq Composite Index

Item 6. Reserved

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of the financial condition and results of operations of Bumble Inc. in conjunction with our consolidated financial statements and the related notes included in Part II, “Item 8—Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties about our business and operations. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include without limitation those discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and those identified in Part I, “Item 1A—Risk Factors” of this Annual Report on Form 10-K.

Overview

We provide online dating and social networking applications through free subscription and in-app purchases of products servicing North America, Europe and various other countries around the world. In 2024, Bumble operated a family of apps, including Bumble, Bumble For Friends, Badoo, Geneva, Fruitz and Official. Bumble app, launched in 2014, is one of the first dating apps built with women at the center, where women make the first move. Bumble app is a leader in the online dating sector across several countries, including the United States, the United Kingdom, Australia and Canada. Badoo app, launched in 2006, was one of the pioneers of web and mobile free-to-use dating products. Badoo app’s focus is to make finding meaningful connections easy, fun and accessible for a mainstream global audience. Badoo app continues to be a market leader in several countries in Europe and Latin America. Building on the BFF mode in Bumble app, in July 2023 we officially launched a standalone Bumble For Friends app. Bumble For Friends app is a friendship app where people in all stages of life can meet people nearby and create meaningful platonic connections. In July 2024, we acquired Geneva, through which we aim to expand the Bumble For Friends experience from one-to-one connections to groups and communities to serve the many ways people seek friendships. As part of our strategic priorities, we decided to discontinue the Fruitz and Official apps, which we expect to be completed in the first half of 2025.

Overview of Financial Results

For the years ended December 31, 2024, 2023 and 2022, we generated:

•
Total Revenue of $1,071.6 million, $1,051.8 million and $903.5 million, respectively;
•
Bumble App Revenue of $866.3 million, $844.8 million and $694.3 million, respectively;
•
Badoo App and Other Revenue of $205.4 million, $207.1 million and $209.2 million, respectively;
•
Net loss of $768.4 million, which includes $892.2 million of non-cash impairment charges, $1.9 million and $114.1 million, respectively, representing net loss margins of 71.7%, 0.2% and 12.6%, respectively;
•
Adjusted EBITDA of $304.1 million, $275.6 million and $226.9 million, respectively, representing Adjusted EBITDA margins of 28.4%, 26.2% and 25.1%, respectively;
•
Net cash provided by operating activities of $123.4 million, $182.1 million and $132.9 million, respectively; and
•
Free cash flow of $114.1 million, $167.2 million and $116.6 million, respectively, representing free cash flow conversion of 37.5%, 60.7% and 51.4%, respectively.

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

The following metrics were calculated excluding paying users and revenue generated from Official, advertising and partnerships or affiliates and, for periods prior to the fourth quarter of 2023, excluding paying users and revenue generated from Fruitz. Beginning in the fourth quarter of 2023, paying users and revenue generated from Fruitz are included in our key operating metrics. Prior period information and key operating metrics have not been recast to include paying users and revenue generated from Fruitz. As of December 31, 2024, Geneva has not generated any revenue, and therefore, is excluded from our key operating metrics.

(in thousands, except ARPPU)	Year Ended December 31, 2024	Year Ended December 31, 2023	Year Ended December 31, 2022
Bumble App Paying Users	2,807.3	2,517.4	2,002.2
Badoo App and Other Paying Users	1,342.0	1,203.3	1,179.7
Total Paying Users	4,149.3	3,720.7	3,181.9
Bumble App Average Revenue per Paying User	$25.72	$27.97	$28.90
Badoo App and Other Average Revenue per Paying User	$11.85	$12.70	$13.06
Total Average Revenue per Paying User	$21.23	$23.03	$23.03

Key Factors Affecting our Performance

Our results of operations and financial condition have been, and will continue to be, affected by a number of factors that present significant opportunities for us but also pose risks and challenges, including those discussed below and elsewhere in this Annual Report on Form 10-K, particularly in Part I, “Item 1A—Risk Factors.”

Growth Strategy

As previously disclosed, we are in the process of implementing a new strategy and transformation plan intended to deliver durable customer value and drive long-term sustainable revenue. As part of this new strategy, we are focusing on fostering a vibrant and healthy customer ecosystem, improving the customer experience through product innovation and optimization of operations, and evolving our revenue strategy to ensure we deliver value at every step of our customers’ journey through a rebalancing of Bumble app subscription tiers, among other things. As we address these areas of focus, our user growth and success in attracting new users, user engagement and monetization may be negatively impacted. In addition, efforts to improve the health of our ecosystem, including the removal of bad actors from our apps and changes to our user acquisition strategy, may adversely affect revenue and paying users in the short term. Furthermore, if we do not successfully implement our new strategy, our business, financial condition and results of operations could be materially adversely affected.

See also “If we fail to retain existing users or add new users, or if our users decrease their level of engagement with our products or do not convert to paying users, our revenue, financial results and business may be significantly harmed” and “We are subject to certain risks as a mission-based company” in Part I, “Item 1A—Risk Factors—Risks Related to Our Brands, Products and Operations” in this Annual Report on Form 10-K.

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

To the extent our ARPPU declines, our revenue growth will become increasingly dependent on our ability to increase our Paying Users.

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

Macroeconomic Conditions

Macroeconomic conditions, including the conflicts in Eastern Europe and the Middle East, slower growth or economic recession, changes to fiscal, monetary and trade policy, including the newly introduced tariffs by the current presidential administration in the U.S., and fluctuations in foreign currency exchange rates have impacted and may continue to impact our results of operations, as well as our consumers who face greater pressure on disposable income. We continuously monitor the direct and indirect impacts of these circumstances on our business and financial results.

For additional information, see Part I, “Item 1A―Risk Factors—General Risk Factors—We are exposed to changes in the global macroeconomic environment beyond our control, which may adversely affect consumer discretionary spending, demand for our products and services, our expenses and our ability to execute strategic plans” of this Annual Report on Form 10-K.

2024 Restructuring Plan

On February 27, 2024, the Company announced that it adopted a restructuring plan (the “2024 Restructuring Plan”) to reduce its global workforce by approximately 350 roles to better align its operating model with future strategic priorities and to drive stronger operating leverage. The 2024 Restructuring Plan was completed in the third quarter of 2024, and we incurred approximately $20.4 million of total non-recurring charges, consisting primarily of employee severance, benefits, and related charges for impacted employees.

For additional information, see Note 9, Restructuring Charges, included in Part II, “Item 8 – Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

Factors Affecting the Comparability of Our Results of Operations

As a result of a number of factors, our historical results of operations may not be comparable from period to period or going forward. Set forth below is a brief discussion of the key factors impacting the comparability of our results of operations.

Secondary Offerings

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

Share Repurchase Program

In May 2023, we announced that our Board of Directors approved a share repurchase program of up to $150.0 million of our outstanding Class A common stock with repurchases under the program to be made on a discretionary basis from time to time, subject to general business and market conditions and other investment opportunities, through open market purchases or other means, including privately negotiated transactions. We announced increases in the share repurchase program authorized amount from $150.0 million to $300.0 million in November 2023 and from $300.0 million to $450.0 million in May 2024. During the year ended December 31, 2024, we repurchased 25.1 million shares of Class A common stock and 2.0 million Common Units for $214.4 million, excluding excise tax obligations. During the year ended December 31, 2023, the Company repurchased 7.8 million shares of Class A common stock and 3.2 million Common Units for $157.1 million. As of December 31, 2024, a total of $78.8 million remained available for repurchase under the repurchase program.

For additional information, see Note 2, Summary of Selected Significant Accounting Policies—Share Repurchase Program, Note 13, Shareholders' Equity—Share Repurchase Program and Note 17, Related Party Transactions—Share Repurchase, included in Part II, “Item 8 – Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

Tax Receivable Agreement

In connection with certain reorganization transactions and our IPO, we entered into a tax receivable agreement with certain of our pre-IPO owners that provides for the payment by the Company to such pre-IPO owners of 85% of the benefits that the Company realizes, or is deemed to realize, as a result of the Company's allocable share of existing tax basis acquired in our IPO and other tax benefits related to entering into the tax receivable agreement. The payments that we may be required to make under the tax receivable agreement to the pre-IPO owners may be significant and are dependent upon future taxable income. We have recorded a tax receivable agreement liability to related parties of $416.7 million related to these benefits as of December 31, 2024 of which $15.8 million was included in “Accrued expenses and other current liabilities.” To the extent that we determine that we are able to realize the tax benefits associated with the basis adjustments and net operating loss carryforwards, we would record an additional liability of $286.3 million for a total liability of $703.0 million. If, in the future, we are not able to utilize the Common Basis, we would record a reduction in the tax receivable agreement liability to related parties that would result in a benefit recorded within our consolidated statements of operations. During the year ended December 31, 2024, our tax receivable agreement liability decreased by a net $13.5 million due to the following: (1) a $23.1 million decrease from tax receivable agreement payments made during the first quarter of 2024, (2) an increase of $3.4 million, primarily due to the effects of the repurchase of Common Units in Bumble Holdings from Blackstone entities completed in the first quarter of 2024 and the effects of the repurchase of Common Units in Bumble Holdings from Bumble during 2024, the proceeds from which were used to fund Class A common stock repurchases during 2024 and (3) an increase of $6.2 million for amounts recorded in “Accrued expenses and other current liabilities” for the partial realization of tax benefits related to basis adjustments and net operating loss carryforwards.

For additional information, see Part I, “Item 1A―Risk Factors—Bumble Inc. will be required to pay certain of our pre-IPO owners for most of the benefits relating to tax depreciation or amortization deductions that we may claim as a result of Bumble Inc.’s allocable share of existing tax basis acquired in the IPO, Bumble Inc.’s increase in its allocable share of existing tax basis and anticipated tax basis adjustments we receive in connection with sales or exchanges of Common Units (including Common Units issued upon conversion of vested Incentive Units) in connection with or after the IPO and our utilization of certain tax attributes of the

Blocker Companies” and “Item 1A―Risk Factors—In certain cases, payments under the tax receivable agreement may be accelerated and/or significantly exceed the actual benefits Bumble Inc. realizes in respect of the tax attributes subject to the tax receivable agreement” of this Annual Report on Form 10-K.

Also see Note 5, Payable to Related Parties Pursuant to a Tax Receivable Agreement, to our consolidated financial statements included in Part II, “Item 8 – Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

Impairment Charges

During the year ended December 31, 2024, we identified potential impairment triggering events related to our indefinite-lived assets, long-lived assets and definite-lived intangible assets, and goodwill. These triggering events included our revised 2024 outlook and a decrease in our stock price and market capitalization that was sustained during the third quarter of 2024. As a result, we performed an interim impairment test. Based on the results of the test, we recognized impairment charges of $670.3 million for indefinite-lived intangible assets, $24.7 million for the Fruitz asset group and $197.2 million for goodwill during the year ended December 31, 2024. There were no impairment charges recorded for the year end December 31, 2023. For the year ended December 31, 2022, we recorded a $141.0 million Badoo brand impairment and a $4.4 million right-of-use asset impairment related to our Moscow office.

Given the aforementioned impairment charges recorded in 2024 and 2022, it is reasonably possible that changes in judgments, assumptions and estimates we made in assessing the fair values of these assets could cause us to consider some portion, or all of the remaining carrying values of these assets, to become impaired. A further decline in our stock price, economic downturns, a decline in market conditions and/or unfavorable industry trends could potentially trigger impairment tests in the future. In addition, reduced demand for our products, slower growth rates in our industry, and changes in market-based interest rates could negatively impact the estimated future cash flows and discount rates used in the income approach to determine the fair values of these assets and could result in an impairment charge in the future.

For additional information, see Note 2, Summary of Selected Significant Accounting Policies—Goodwill,—Indefinite-lived Intangible Assets and —Long-lived Assets and Definite-lived Intangible Assets and Note 8, Goodwill and Intangible Assets, Net included in Part II, “Item 8 – Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

Acquisition

On July 1, 2024, we completed the acquisition of Geneva Technologies Inc.(“Geneva”) for total cash consideration of $17.5 million, net of cash acquired, of which $17.2 million was allocated to developed technology and $0.3 million was allocated to other assets and liabilities. For additional information, see Note 8, Goodwill and Intangible Assets, Net included in Part II, “Item 8 – Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

Statements of Operations Reclassification

To conform to current year presentation, we have reclassified $145.4 million related to the impairment charges of the Badoo brand and a right-of-use asset related to our Moscow office for the year ended December 31, 2022, from “General and administrative expense” to “Impairment Loss”.

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

Interest income (expense), net

Interest income (expense), net consists of interest income received on money market funds and interest rate swaps, fair value changes in interest rate swaps, and interest expense incurred in connection with our long-term debt.

Other income (expense), net

Other income (expense), net consists of insurance reimbursement proceeds, impacts from foreign exchange transactions, tax receivable agreement liability remeasurement (benefit) expense, loss on debt extinguishment, sub-lease income and investments in equity securities.

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

Results of Operations

The following table sets forth our consolidated statements of operations information for the periods presented:

(in thousands)	Year Ended December 31, 2024	Year Ended December 31, 2023	Year Ended December 31, 2022
Revenue	$1,071,643	$1,051,830	$903,503
Operating costs and expenses:
Cost of revenue	318,835	307,835	249,490
Selling and marketing expense	261,172	270,380	249,269
General and administrative expense	128,521	221,649	163,467
Product development expense	100,725	130,565	109,020
Depreciation and amortization expense	70,616	68,028	89,713
Impairment loss	892,248	—	145,388
Total operating costs and expenses	1,772,117	998,457	1,006,347
Operating earnings (loss)	(700,474)	53,373	(102,844)
Interest expense, net	(39,945)	(21,534)	(24,063)
Other income (expense), net	(4,827)	(26,537)	16,189
Income (loss) before income tax	(745,246)	5,302	(110,718)
Income tax provision	(23,128)	(7,170)	(3,406)
Net loss	(768,374)	(1,868)	(114,124)
Net earnings (loss) attributable to noncontrolling interests	(211,366)	2,345	(34,378)
Net loss attributable to Bumble Inc. shareholders	$(557,008)	$(4,213)	$(79,746)

The following table sets forth our consolidated statements of operations information as a percentage of revenue for the periods presented:

	Year Ended December 31, 2024	Year Ended December 31, 2023	Year Ended December 31, 2022
Revenue	100.0%	100.0%	100.0%
Operating costs and expenses:
Cost of revenue	29.8%	29.3%	27.6%
Selling and marketing expense	24.4%	25.7%	27.6%
General and administrative expense	12.0%	21.1%	18.1%
Product development expense	9.4%	12.4%	12.1%
Depreciation and amortization expense	6.6%	6.5%	9.9%
Impairment loss	83.3%	0.0%	16.1%
Total operating costs and expenses	165.4%	94.9%	111.4%
Operating earnings (loss)	(65.4)%	5.1%	(11.4)%
Interest expense, net	(3.7)%	(2.0)%	(2.7)%
Other income (expense), net	(0.5)%	(2.5)%	1.8%
Income (loss) before income tax	(69.5)%	0.5%	(12.3)%
Income tax provision	(2.2)%	(0.7)%	(0.4)%
Net loss	(71.7)%	(0.2)%	(12.6)%
Net earnings (loss) attributable to noncontrolling interests	(19.7)%	0.2%	(3.8)%
Net loss attributable to Bumble Inc. shareholders	(52.0)%	(0.4)%	(8.8)%

The following table sets forth the stock-based compensation expense included in operating costs and expenses:

(in thousands)	Year Ended December 31, 2024	Year Ended December 31, 2023	Year Ended December 31, 2022
Cost of revenue	$690	$4,054	$3,819
Selling and marketing expense	(1,296)	9,803	8,064
General and administrative expense	22,673	52,008	63,575
Product development expense	4,178	38,473	35,550
Total stock-based compensation expense	$26,245	$104,338	$111,008

During the year ended December 31, 2024, stock-based compensation expense decreased from the same periods in 2023 and 2022, primarily due to forfeitures and headcount reductions.

The following table sets forth our revenue across apps for the periods presented:

(in thousands)	Year Ended December 31, 2024	Year Ended December 31, 2023	Year Ended December 31, 2022
Bumble App	$866,289	$844,774	$694,329
Badoo App and Other	205,354	207,056	209,174
Total Revenue	$1,071,643	$1,051,830	$903,503

Total revenue was $1,071.6 million for the year ended December 31, 2024, compared to $1,051.8 million for the same period in 2023. The increase was primarily driven by growth in Total Paying Users, partially offset by a decline in Total ARPPU and unfavorable fluctuations in foreign currency exchange rates.

Bumble App Revenue was $866.3 million for the year ended December 31, 2024, compared to $844.8 million for the same period in 2023. This increase was primarily driven by an 11.5% increase in Bumble App Paying Users to 2.8 million, partially offset by an 8.0% decline in Bumble App ARPPU to $25.72 and unfavorable fluctuations in foreign currency exchange rates.

Badoo App and Other Revenue was $205.4 million for the year ended December 31, 2024, compared to $207.1 million for the same period in 2023. This decrease was primarily driven by a 6.7% decrease in Badoo App and Other ARPPU to $11.85 and unfavorable fluctuations in foreign currency exchange rates, partially offset by a 11.5% increase in Badoo App and Other Paying Users to 1.3 million. We began to include paying users and revenue generated from Fruitz in our key operating metrics in the fourth quarter of 2023 and prior period key operating metrics have not been recast.

Total revenue was $1,051.8 million for the year ended December 31, 2023, compared to $903.5 million for the same period in 2022. The increase was primarily driven by growth in Total Paying Users.

Bumble App Revenue was $844.8 million for the year ended December 31, 2023, compared to $694.3 million for the same period in 2022. This increase was primarily driven by a 25.7% increase in Bumble App Paying Users to 2.5 million, partially offset by a 3.2% decline in Bumble App ARPPU to $27.97. The increase in Bumble App Revenue was due to growth in core markets and international expansion.

Badoo App and Other Revenue was $207.1 million for the year ended December 31, 2023, compared to $209.2 million for the same period in 2022. This decrease was primarily driven by a 2.8% decrease in Badoo App and Other ARPPU to $12.70, partially offset by a 2.0% increase in Badoo App and Other Paying Users to 1.2 million. Results for the year ended December 31, 2023 reflect the full impact of the Company’s decision to remove all of its apps from the Apple App Store and Google Play Store in Russia and Belarus in March 2022, as well as other global macroeconomic conditions. In addition, other revenue of $23.7 million for the year ended December 31, 2023, decreased by $0.6 million, or 2.6%, compared to the same period in 2022.

Cost of revenue

(in thousands, except percentages)	Year Ended December 31, 2024	Year Ended December 31, 2023	Year Ended December 31, 2022
Cost of revenue	$318,835	$307,835	$249,490
Percentage of revenue	29.8%	29.3%	27.6%

Cost of revenue for the year ended December 31, 2024 increased by $11.0 million, or 3.6%, as compared to the same period in 2023, driven primarily by growth in in-app purchase fees due to increasing revenue. As a percentage of revenue, cost of revenue for the year ended December 31, 2024 was 29.8%, compared to 29.3% for the same period in 2023, primarily due to the adoption of Google Play and user choice billing in many of our markets and to a lesser extent an increase in subscription costs, partially offset by a decrease in stock-based compensation due to forfeitures and headcount reductions.

Cost of revenue for the year ended December 31, 2023 increased by $58.3 million, or 23.4%, as compared to the same period in 2022, driven primarily by growth in in-app purchase fees due to increasing revenue. As a percentage of revenue, cost of revenue for the year ended December 31, 2023 was 29.3%, compared to 27.6% for the same period in 2022, primarily due to the adoption of Google Play billing in many of our markets and to a lesser extent an increase in cloud hosting, bulk messaging and content moderation costs.

Selling and marketing expense

(in thousands, except percentages)	Year Ended December 31, 2024	Year Ended December 31, 2023	Year Ended December 31, 2022
Selling and marketing expense	$261,172	$270,380	$249,269
Percentage of revenue	24.4%	25.7%	27.6%

Selling and marketing expense for the year ended December 31, 2024, decreased by $9.2 million, or 3.4%, as compared to the same period in 2023. The change was primarily due to a $11.1 million decrease in stock-based compensation driven by forfeitures and headcount reductions, and a $6.7 million decrease in personnel-related costs associated with our 2024 Restructuring Plan, partially offset by a $8.6 million increase in marketing costs.

Selling and marketing expense for the year ended December 31, 2023, increased by $21.1 million, or 8.5%, as compared to the same period in 2022. This change was primarily due to a $14.0 million increase in digital and social media marketing costs and a $6.5 million increase in personnel-related expenses.

General and administrative expense

(in thousands, except percentages)	Year Ended December 31, 2024	Year Ended December 31, 2023	Year Ended December 31, 2022
General and administrative expense	$128,521	$221,649	$163,467
Percentage of revenue	12.0%	21.1%	18.1%

General and administrative expense for the year ended December 31, 2024, decreased by $93.1 million, or 42.0%, as compared to the same period in 2023. The change was primarily driven by a $67.8 million decrease in legal and professional fees, a $29.3 million decrease in stock-based compensation due to forfeitures and headcount reductions, a $4.7 million decrease in insurance expenses, and a $1.5 million decrease in personnel-related costs associated with our 2024 Restructuring Plan, partially offset by a $9.4 million increase associated with the change in fair value of the contingent earn-out liabilities.

General and administrative expense for the year ended December 31, 2023 increased by $58.2 million, or 35.6%, as compared to the same period in 2022. The change was primarily driven a $46.4 million increase in professional and transaction costs and a $17.5 million increase associated with the change in the fair value of the contingent earn-out liabilities, partially offset by a $3.6 million decrease in personnel-related expenses.

Product development expense

(in thousands, except percentages)	Year Ended December 31, 2024	Year Ended December 31, 2023	Year Ended December 31, 2022
Product development expense	$100,725	$130,565	$109,020
Percentage of revenue	9.4%	12.4%	12.1%

Product development expense for the year ended December 31, 2024, decreased by $29.8 million, or 22.9%, as compared to the same period in 2023. The change was primarily driven by a $34.0 million decrease in stock-based compensation due to forfeitures and headcount reductions.

Product development expense for the year ended December 31, 2023, increased by $21.5 million, or 19.8%, as compared to the same period in 2022, primarily driven by a $19.6 million increase in personnel-related expenses.

Depreciation and amortization expense

(in thousands, except percentages)	Year Ended December 31, 2024	Year Ended December 31, 2023	Year Ended December 31, 2022
Depreciation and amortization expense	$70,616	$68,028	$89,713
Percentage of revenue	6.6%	6.5%	9.9%

Depreciation and amortization expense for the year ended December 31, 2024, increased by $2.6 million, or 3.8%, as compared to the same period in 2023. The increase in depreciation and amortization was due to the increased amortization of intangible assets, driven by the acquisition of Geneva developed technology in July 2024.

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

Impairment loss

(In thousands, except percentages)	Year Ended December 31, 2024	Year Ended December 31, 2023	Year Ended December 31, 2022
Impairment loss	$892,248	$—	$145,388
Percentage of revenue	83.3%	—	16.1%

During the year ended December 31, 2024, we recognized an impairment charge of $670.3 million for our indefinite-lived intangible assets, $24.7 million for the Fruitz asset group, and $197.2 million for goodwill. There were no impairment charges recorded for the same period in 2023. For the year ended December 31, 2022, we recorded a $141.0 million Badoo brand impairment and a $4.4 million right-of-use asset impairment related to our Moscow office.

For additional information, see Note 2, Summary of Selected Significant Accounting Policies—Goodwill,—Indefinite-lived Intangible Assets and —Long-lived Assets and Definite-lived Intangible Assets and Note 8, Goodwill and Intangible Assets, Net included in Part II, “Item 8 – Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

Interest expense, net

(in thousands, except percentages)	Year Ended December 31, 2024	Year Ended December 31, 2023	Year Ended December 31, 2022
Interest expense, net	$(39,945)	$(21,534)	$(24,063)
Percentage of revenue	(3.7)%	(2.0)%	(2.7)%

Interest expense, net for the year ended December 31, 2024, increased $18.4 million, or 85.5%, compared to the same period in 2023. The change was due to a decrease in interest income on our interest rate swaps and a decrease in investments in money market funds.

Interest expense, net for the year ended December 31, 2023, decreased $2.5 million, or 10.5%, as compared to the same period in 2022. The change was due to the investing surplus funds in money market funds since the fourth quarter of 2022, partially offset by an increase in interest rates on our outstanding debt under the Credit Agreement.

Other income (expense), net

(in thousands, except percentages)	Year Ended December 31, 2024	Year Ended December 31, 2023	Year Ended December 31, 2022
Other income (expense), net	$(4,827)	$(26,537)	$16,189
Percentage of revenue	(0.5)%	(2.5)%	1.8%

Other income (expense), net for the year ended December 31, 2024, decreased by $21.7 million, compared to the same period in 2023. The change was primarily due to $13.8 million net loss on interest rate swaps in 2023, a $6.0 million increase in net foreign currency exchange gains, and a 2.0 million favorable impact related to tax receivable agreement liability remeasurement.

Other income (expense), net for the year ended December 31, 2023, decreased by $42.7 million, compared to the same period in 2022. The change was primarily due to a $30.9 million decrease in net gains on interest rate swaps, a $5.9 million decrease in net foreign currency exchange gains, a $5.0 million unfavorable impact related to tax receivable agreement liability remeasurement, and an $0.8 million decrease in fair value of investments in equity securities.

Income tax provision

(in thousands, except percentages)	Year Ended December 31, 2024	Year Ended December 31, 2023	Year Ended December 31, 2022
Income tax provision	$(23,128)	$(7,170)	$(3,406)
Effective income tax rate	(3.1)%	135.2%	(3.1)%

Income tax provision was $23.1 million for the year ended December 31, 2024, compared to $7.2 million for the year ended December 31, 2023, primarily due to the accrual of Pillar Two minimum taxes in certain foreign jurisdictions in 2024.

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

For further detail of income tax matters, see Note 4, Income Taxes, to our consolidated financial statements included in Part II, “Item 8 – Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

Pillar Two Minimum Tax

On December 20, 2021, the Organization for Economic Cooperation and Development released the Pillar Two model rules providing a framework for implementing a 15% minimum tax, also referred to as the Global Anti-Base Erosion ("GloBE") rules, on earnings of multinational companies with consolidated annual revenue exceeding €750 million. Pillar Two legislation has been enacted in certain jurisdictions where the Company operates, including the UK and certain EU member states, and is effective for the Company's financial year beginning January 1, 2024. We have performed an assessment of our exposure to Pillar Two income taxes, including our ability to qualify for transitional safe harbor relief under the GloBE rules. While we expect to qualify for transitional safe harbor relief in most jurisdictions in which we operate, there are a limited number of jurisdictions where the transitional safe harbor is not available, including for certain entities classified as “stateless” constituent entities under the Pillar Two model rules. Our income tax provision for the year ended December 31, 2024 includes $12.6 million in accrued minimum taxes under Pillar Two, which is based on currently enacted legislation and guidance. These accrued minimum taxes are included in Other long-term liabilities in our consolidated balance sheet and are payable in June 2026 with the filing of our initial GloBE return. We are monitoring the implementation of Pillar Two legislation (both proposed and enacted) by individual countries, including the release of administrative guidance on the application of the GloBE rules, and will continue to evaluate the potential impact to the Company’s financial position. In addition, in January 2025, the United States issued an executive order announcing opposition to aspects of these rules. Accordingly, we are still evaluating the potential consequences of Pillar Two on our longer-term financial position.

Non-GAAP Financial Measures

We report our financial results in accordance with GAAP, however, management believes that certain non-GAAP financial measures provide users of our financial information with useful supplemental information that enables a better comparison of our performance across periods. We believe Adjusted EBITDA provides visibility to the underlying continuing operating performance by excluding the impact of certain expenses, including income tax (benefit) provision, interest and derivative (gains) losses, net, depreciation and amortization expense, stock-based compensation expenses, employer costs related to stock-based compensation, foreign exchange (gain) loss, changes in fair value of contingent earn-out liability, investments in equity securities, transaction and other costs, litigation costs net of insurance reimbursements that arise outside of the ordinary course of business, tax receivable agreement liability remeasurement (benefit) expense, impairment loss, and costs associated with our restructuring plans, as management does not believe these expenses are representative of our core earnings.

We also provide Adjusted EBITDA margin, which is calculated as Adjusted EBITDA divided by revenue. In addition to Adjusted EBITDA and Adjusted EBITDA margin, we believe free cash flow and free cash flow conversion provide useful information regarding how cash provided by (used in) operating activities compares to the capital expenditures required to maintain and grow our business, and our available liquidity, after funding such capital expenditures, to service our debt, fund strategic initiatives, effectuate discretionary share repurchases and strengthen our balance sheet, as well as our ability to convert our earnings to cash. Additionally, we believe such metrics are widely used by investors, securities analysts, ratings agencies and other parties in evaluating liquidity and debt-service capabilities. We calculate free cash flow and free cash flow conversion using methodologies that we believe can provide useful supplemental information to help investors better understand underlying trends in our business.

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
•
Adjusted EBITDA and Adjusted EBITDA margin do not reflect the interest and derivative (gains) losses, net or the cash requirements to service interest or principal payments on our indebtedness, and free cash flow does not reflect the cash requirements to service principal payments on our indebtedness;
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

We define Adjusted EBITDA as net earnings (loss) excluding income tax (benefit) provision, interest and derivative (gains) losses, net, depreciation and amortization expense, stock-based compensation expense, employer costs related to stock-based compensation, foreign exchange (gain) loss, changes in fair value of contingent earn-out liability, investments in equity securities, transaction and other costs, litigation costs net of insurance reimbursements that arise outside of the ordinary course of business, tax receivable agreement liability remeasurement (benefit) expense, impairment loss, and restructuring costs. Adjusted EBITDA margin represents Adjusted EBITDA as a percentage of revenue.

We define free cash flow as net cash provided by (used in) operating activities less capital expenditures. Free cash flow conversion represents free cash flow as a percentage of Adjusted EBITDA. Operating cash flow conversion represents net cash provided by (used in) operating activities as a percentage of net earnings (loss).

The following table reconciles our non-GAAP financial measures to the most comparable GAAP financial measures for the periods presented:

(in thousands, except percentages)	Year Ended December 31, 2024	Year Ended December 31, 2023	Year Ended December 31, 2022
Net loss	$(768,374)	$(1,868)	$(114,124)
Add back:
Income tax provision	23,128	7,170	3,406
Interest and derivative (gains) losses, net(1)	39,945	35,340	6,977
Depreciation and amortization expense	70,616	68,028	89,713
Stock-based compensation expense	26,245	104,338	111,008
Employer costs related to stock-based compensation(2)	2,638	4,535	2,054
Litigation costs, net of insurance reimbursements(3)	10,730	71,918	22,734
Foreign exchange (gain) loss (4)	(3,777)	2,185	(3,679)
Restructuring costs(5)	20,355	—	1,463
Transaction and other costs(6)	1,672	2,309	3,763
Changes in fair value of contingent earn-out liability	(20,208)	(29,569)	(47,134)
Changes in fair value of investments in equity securities	543	843	18
Tax receivable agreement liability remeasurement expense(7)	8,341	10,341	5,332
Impairment loss(8)	892,248	—	145,388
Adjusted EBITDA	$304,102	$275,570	$226,919
Net loss margin	(71.7)%	(0.2)%	(12.6)%
Adjusted EBITDA margin	28.4%	26.2%	25.1%

Net cash provided by operating activities	$123,441	$182,086	$132,941
Less:
Capital expenditures	(9,319)	(14,935)	(16,333)
Free cash flow	$114,122	$167,151	$116,608
Operating cash flow conversion	*	*	*
Free cash flow conversion	37.5%	60.7%	51.4%

* Not meaningful

(1)
Includes interest income received on money market funds and interest rate swaps, fair value changes in interest rate swaps, and interest expense incurred in connection with our long-term debt.
(2)
Represents employer portion of Social Security and Medicare payroll taxes domestically, National Insurance contributions in the United Kingdom and comparable costs internationally related to the settlement of equity awards.
(3)
Represents certain litigation costs, net of insurance proceeds, associated with pending litigations or settlements of litigation that arise outside of the ordinary course of business.
(4)
Represents foreign exchange (gain) loss due to foreign currency transactions.
(5)
Represents costs associated with our restructuring plans, such as severance, benefits and other related costs.
(6)
Represents transaction costs related to acquisitions and secondary offerings such as legal, accounting, advisory fees and other related costs.
(7)
Represents recognized adjustments to the tax receivable agreement liability.
(8)
Represents impairment charges to indefinite-lived intangible assets, the Fruitz asset group and goodwill in 2024 and impairment charges to the Badoo brand and a right-of-use asset related to our Moscow office in 2022.

Liquidity and Capital Resources

Overview

As of December 31, 2024, we had $204.3 million of cash and cash equivalents, a decrease of $151.3 million from December 31, 2023, primarily due to share repurchases, and the acquisition of Geneva, partially offset by cash generated from operations. Our principal sources of liquidity are our cash and cash equivalents and cash generated from operations. Our primary uses of liquidity are operating expenses and capital expenditures, acquisition of businesses, funding of our debt obligations, partnership tax distributions, paying income taxes and obligations under our tax receivable agreement and effectuating share repurchases as discussed below. Based on current conditions, we believe that we have sufficient financial resources to fund our activities and execute our business plans during the next twelve months.

In May 2023, we announced that our Board of Directors approved a share repurchase program of up to $150.0 million of our outstanding Class A common stock with repurchases under the program to be made on a discretionary basis from time to time, subject to general business and market conditions and other investment opportunities, through open market purchases or other means, including privately negotiated transactions. We announced increases in the share repurchase program authorized amount from $150.0 million to $300.0 million in November 2023 and from $300.0 million to $450.0 million in May 2024. This repurchase program may be commenced, suspended or discontinued at any time. During the year ended December 31, 2024, we repurchased 25.1 million shares of Class A common stock and 2.0 million of Common Units for $214.4 million, excluding excise tax obligations. During the year ended December 31, 2023, we repurchased 7.8 million shares of Class A common stock and 3.2 million Common Units for $157.1 million. In addition, in January 2025, we repurchased an additional 1.8 million shares of Class A common stock pursuant to a trading plan under Rule 10b5-1 of the Exchange Act, in the amount of $14.1 million, excluding excise tax obligations. As of January 31, 2025, a total of $64.7 million remained available for repurchase under the program.

On February 27, 2024, we announced that the Company adopted the 2024 Restructuring Plan to reduce its global workforce. The 2024 Restructuring Plan was completed in the third quarter of 2024, and we incurred approximately $20.4 million of total non-recurring charges through the third quarter of 2024. During the year ended December 31, 2024, we made $19.9 million of cash payments in connection with the 2024 Restructuring Plan.

On July 1, 2024, we completed the acquisition of Geneva for a total cash consideration of $17.5 million, net of cash acquired.

Cash Flow Information

The following table summarizes our consolidated cash flow information for the periods presented:

(in thousands)	Year Ended December 31, 2024	Year Ended December 31, 2023	Year Ended December 31, 2022
Net cash provided by (used in):
Operating activities	$123,441	$182,086	$132,941
Investing activities	(26,754)	(24,755)	(86,053)
Financing activities	(250,828)	(198,891)	(14,954)

Operating activities

Net cash provided by operating activities was $123.4 million, $182.1 million and $132.9 million for the years ended December 31, 2024, 2023 and 2022, respectively. Net losses of $768.4 million, $1.9 million, and $114.1 million for the years ended December 31, 2024, 2023, and 2022, respectively, were offset by non-cash adjustments of $979.2 million, $175.3 million, and $282.0 million, respectively. Additionally, assets and liabilities for the years ended December 31, 2024, 2023, and 2022 changed by $(87.4) million, $8.7 million, and $(34.9) million, respectively, primarily due to changes in legal liabilities of $(65.8) million, $45.2 million, and $12.0 million, respectively, driven by litigation accruals and settlement payments; changes in accrued expenses and other current liabilities of $(19.0) million, $1.5 million, and $(35.0) million, respectively, driven by changes in taxes payable, tax receivable agreement liability, bonus accruals, and marketing accruals; and changes in accounts receivables of $5.8 million, $(36.0) million, and $(20.7) million, respectively, driven by timing of cash receipts.

Investing activities

Net cash used in investing activities was $26.8 million, $24.8 million and $86.1 million for the years ended December 31, 2024, 2023, and 2022, respectively. For the year ended December 31, 2024, we paid $17.4 million to acquire intangible assets from Geneva, net of deferred tax liabilities of $0.5 million. We used $9.8 million (net of cash acquired) for the acquisition of Official for the year ended December 31, 2023 and $69.7 million (net of cash acquired) for the acquisition of Fruitz for the year ended December 31, 2022. Capital expenditures were $9.3 million, $14.9 million, $16.3 million in the years ended December 31, 2024, 2023, and 2022, respectively.

Financing activities

Net cash used in financing activities was $250.8 million, $198.9 million, and $15.0 million for the years ended December 31, 2024, 2023, and 2022, respectively. For the year ended December 31, 2024, we used $192.1 million for share repurchases of our Class A common stock and Bumble Holdings used $22.2 million for the repurchase of Common Units and $7.9 million for cash distributions to noncontrolling interest holders. For the year ended December 31, 2023, we used $112.8 million for share repurchases of our Class A common stock and Bumble Holding used $44.3 million for the repurchase of Common Units and $19.3 million for cash distributions to noncontrolling interest holders. During the year ended December 31, 2024, we used $11.9 million for tax receivable agreement payments. For the years ended December 31, 2024, 2023 and 2022, we used $10.7 million, $16.7 million and $9.2 million, respectively, for shares withheld to satisfy employee tax withholding requirements upon vesting of restricted stock units. During each of the years ended December 31, 2024, 2023 and 2022, we used $5.8 million to repay a portion of the outstanding indebtedness under our Original Term Loan.

Indebtedness

Senior Secured Credit Facilities

In January 2020, we entered into a credit agreement (the “Credit Agreement”) providing for (i) a term loan facility in an original aggregate principal amount of $575.0 million (the “Original Term Loan Facility”) and (ii) a revolving facility in an aggregate principal amount of up to $50.0 million (the “Revolving Credit Facility”). In addition, in October 2020, we entered into an Incremental term loan facility (the “Incremental Term Loan Facility” and together with the Original Term Loan Facility, the “Senior Secured Credit Facilities”) in an original aggregate principal amount of $275.0 million. The Incremental Term Loan Facility provides for additional senior secured term loans with substantially identical terms as the Original Term Loan Facility (other than the applicable margin). A portion of the net proceeds from the IPO was used to repay $200.0 million aggregate principal amount of our outstanding indebtedness under our Term Loan Facility in the three months ended March 31, 2021. The Credit Agreement was further amended in March 2023, pursuant to which the interest rate benchmark referenced to LIBOR was transitioned to Term SOFR. On December 17, 2024, the Company entered into Amendment No. 3 to the Credit Agreement, which extended the maturity of the Revolving Credit Facility to June 17, 2026 with no changes to the other terms of the Revolving Credit Facility. The borrower under the Credit Agreement is a wholly owned subsidiary of Bumble Holdings, Buzz Finco L.L.C. (the “Borrower”). The Credit Agreement contains affirmative and negative covenants and customary events of default.

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

The Original Term Loan Facility amortizes in equal quarterly installments in aggregate annual amounts equal to 1.00% of the principal amount of the Original Term Loan Facility outstanding as of the date of the closing of the Original Term Loan Facility, with the balance being payable at maturity on January 29, 2027. The Incremental Term Loan Facility amortizes in equal quarterly installments in aggregate annual amounts equal to 1.00% of the principal amount of the Incremental Term Loan Facility outstanding as of the date of the closing of the Incremental Term Loan Facility, with the balance being payable at maturity on January 29, 2027. Following the $200.0 million aggregate principal payment of outstanding indebtedness during the three months ended March 31, 2021, quarterly installment payments on the Incremental Term Loan Facility are no longer required for the remaining term of the facility. Principal amounts outstanding under the Revolving Credit Facility, as amended, are due and payable in full at maturity on June 17, 2026.

Contractual Obligations and Contingencies

The following table summarizes our contractual obligations as of December 31, 2024 (in thousands):

	Payments due
(In thousands)	Total	Less than 1 year	More than 1 year
Long-term debt, including interest	$621,313	$5,750	$615,563
Operating lease liabilities, including imputed interest	13,543	3,579	9,964
Other (1)	24,353	17,572	6,781
Total	$659,209	$26,901	$632,308

(1) We have contractual obligations with various third parties. In November 2024, we amended an agreement with one of our third-parties related to cloud services, which superseded and replaced the May 2023 agreement. Under the amended terms, we are committed to pay a minimum of $9.5 million over a period of 12 months from November 2024. If at the end of the 12 months, or upon early termination, we have not reached the $9.5 million in spend, we will be required to pay for the difference between the sum of fees already incurred and the minimum commitment. As of December 31, 2024, our minimum commitment remaining with this third-party was $8.9 million. In October 2024, we amended an agreement with another third-party related to cloud services, which superseded and replaced the April 2021 agreement. Under the amended terms, we are committed to pay a total of approximately $12.4 million over a period of 36 months from October 2024. At the end of the 36 months, or upon early termination, any unused consumption capacity will expire unless we enter into a renewal agreement. As of December 31, 2024, our total commitment fee remaining with this third-party was $8.2 million.

Additionally, we have the following contractual obligations not reflected in the table set forth above:

In connection with the IPO, in February 2021, we entered into a tax receivable agreement with certain of our pre-IPO owners that provides for the payment by the Company to such pre-IPO owners of 85% of the benefits that the Company realizes, or is deemed to realize, as a result of the Company’s allocable share of existing tax basis acquired in our IPO and other tax benefits related to entering into the tax receivable agreement. The payments under the tax receivable agreement are not conditioned upon continued ownership of the Company by the pre-IPO owners. The payments that we may be required to make under the tax receivable agreement to the pre-IPO owners may be significant and are not reflected in the contractual obligations table set forth above as they are dependent upon future taxable income. Assuming no material changes in the relevant tax law, and that we earn sufficient taxable income to realize all tax benefits that are subject to the tax receivable agreement, we expect future payments under the tax receivable agreement related to the Offering Transactions and subsequent activity through December 31, 2024 to aggregate to $703.0 million and to range over the next 15 years from approximately $5.2 million to $71.1 million per year and decline thereafter. In determining these estimated future payments, we have given retrospective effect to certain exchanges of Common Units for Class A shares that occurred after the IPO but were contemplated to have occurred pursuant to the Blocker Restructuring. The foregoing numbers are merely estimates, and the actual payments could differ materially. See Note 5, Payable to Related Parties Pursuant to a Tax Receivable Agreement, to our consolidated financial statements included in Part II, “Item 8 – Financial Statements and Supplementary Data” of this Annual Report on Form 10-K, for additional information.

In connection with the Sponsor Acquisition in January 2020, we entered into a contingent consideration arrangement, consisting of an earn-out payment to the former shareholders of Worldwide Vision Limited of up to $150.0 million. The timing and amount of such payments, that we may be required to make, is not reflected in the contractual obligations table set forth above as the payment to the former shareholders of Worldwide Vision Limited is dependent upon the achievement of a specified return on invested capital by our Sponsor. See Note 11, Fair Value Measurements, to our consolidated financial statements included in Part II, “Item 8 – Financial Statements and Supplementary Data” of this Annual Report on Form 10-K, for additional information.

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

The critical accounting estimates, assumptions, and judgments that we believe to have the most significant impact on our consolidated financial statements are described below. This discussion is provided to supplement the descriptions of our accounting policies contained in Note 2, Summary of Selected Significant Accounting Policies, to our consolidated financial statements included in Part II, “Item 8 – Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

Goodwill

Goodwill represents the excess of the purchase price of an acquired business over the fair value of net assets acquired. We test for goodwill impairment annually as of October 1 or more frequently when events or circumstances indicate that it is more likely than not that the fair value of a reporting unit is less than its carrying amount.

During each annual impairment test, we have the option to first assess qualitatively whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The qualitative assessment includes, but is not limited to: (i) deterioration in macroeconomic conditions or changes in market competitiveness; (ii) significant changes in cash flows and cost factors; (iii) changes in planned use of the assets; (iv) a significant decline in the Company’s stock price for a sustained period; and (v) a significant change in the Company’s market capitalization relative to its net book value.

As a result of the qualitative assessment, if we determine that it is more likely than not (i.e., greater than 50% likelihood) that the fair value of a reporting unit is less than its carrying amount, we will perform a quantitative test by estimating the fair value of the reporting unit. If the carrying value of a reporting unit exceeds its fair value, we record a goodwill impairment loss equal to the excess of the carrying value of the reporting unit over its fair value, not to exceed the carrying amount of goodwill. Alternatively, we are permitted to bypass the qualitative assessment and proceed directly to performing the quantitative assessment.

We consider both the income and market approaches to estimate the fair value of a reporting unit. The income approach utilizes a discounted cash flow analysis. The market approach utilizes comparable public company information and key valuation multiples and considers a market control premium and guideline transactions, when applicable. The estimated fair value of a reporting unit is highly sensitive to changes in management’s estimates and assumptions including, but not limited to, the revenue growth rate, discount rate and valuation multiples.

During the third quarter of 2024, we identified potential impairment triggering events related to our goodwill, and as a result, we performed an interim impairment test. Based on the results of the test, we recognized an impairment charge of $197.2 million for goodwill during the third quarter of 2024. There were no impairment charges to goodwill for the same periods in 2023 or 2022.

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

For additional information, see Note 2, Summary of Selected Significant Accounting Policies—Impairment of Goodwill and Note 8, Goodwill and Intangible Assets, Net included in Part II, “Item 8 – Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

Indefinite-Lived Intangible Assets

We test intangible assets that are not amortized (i.e., indefinite-lived brands) for impairment at the asset level. Indefinite-lived intangibles are tested for impairment annually as of October 1 or more frequently if certain circumstances indicate a possible impairment may exist. We perform a qualitative assessment to determine whether it is more likely than not that the fair value of the asset is less than its carrying value. If we determine that it is more likely than not that the intangible asset is impaired, we perform a quantitative assessment by comparing the fair value of the asset with its carrying amount. If the fair value, which is based on expected future cash flows, exceeds the carrying value, the asset is not considered impaired. If the carrying amount exceeds the fair value, an impairment loss would be recognized in an amount equal to the excess of the carrying amount of the asset over the fair value of the asset.

During the third quarter of 2024, we identified potential impairment triggering events related to our indefinite-lived intangible assets, and as a result, we performed an interim impairment test. Based on the results of the test, we recognized an impairment charge of $670.3 million for indefinite-lived intangible assets during the third quarter of 2024. No impairment charge was recorded for indefinite-lived intangible assets for 2023. During our annual impairment testing for the year ended December 31, 2022, we determined that an indefinite long-lived asset related to our Badoo brand was impaired and recognized an impairment charge of $141.0 million.

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

For additional information, see Note 2, Summary of Selected Significant Accounting Policies—Impairment of Indefinite-lived Intangible Assets and Note 8, Goodwill and Intangible Assets, Net included in Part II, “Item 8 – Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

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

During the third quarter of 2024, we identified potential impairment triggering events related to our long-lived assets and definite-lived intangible assets, and as a result, we performed an interim impairment test. Based on the results of the test, we recognized an impairment charge of $24.7 million for the Fruitz asset group during the third quarter of 2024. There were no impairment charges to long-lived assets and definite-lived intangible assets for 2023. During the year ended December 31, 2022, we determined that the right-of-use asset related to our Moscow office was fully impaired and recorded an impairment charge of $4.4 million.

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

For additional information, see Note 2, Summary of Selected Significant Accounting Policies—Impairment of Long-lived Assets and Definite-lived Intangible Assets and Note 8, Goodwill and Intangible Assets, Net included in Part II, “Item 8 – Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

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

For additional information, see Note 15, Stock-based Compensation, included in Part II, “Item 8 – Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

Income Taxes

We are subject to income tax in most of the jurisdictions in which we operate. Management is required to exercise judgment in determining our provision for income taxes. The provision for income taxes is determined by taking into account guidance related to uncertain tax positions. Judgment is required in assessing the timing and amounts of deductible and taxable items. Deferred tax assets are amounts available to reduce income taxes payable on taxable income in future years and are initially recognized at enacted tax rates. To the extent deferred tax assets are not expected to be realized, we record a valuation allowance. Recognized income tax positions are measured at the largest amount that has a greater than 50% likelihood of being realized upon settlement. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs.

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

For additional information around the Tax Receivable Agreement, see Note 5, Payable to Related Parties Pursuant to a Tax Receivable Agreement, included in Part II, “Item 8 – Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

Accounting Pronouncements Not Yet Adopted

Recently-issued accounting pronouncements that may be relevant to our operations but have not yet been adopted are outlined in Note 2, Summary of Selected Significant Accounting Policies, included in Part II, “Item 8 – Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Exchange Risk

We conduct business in certain foreign markets, primarily in the United Kingdom and the European Union. For the years ended December 31, 2024, 2023 and 2022, revenue outside of the United States accounted for 51.8%, 47.1% and 43.6% of consolidated revenue, respectively. Our primary exposure to foreign currency exchange risk is the underlying user’s functional currency other than the U.S. Dollar, primarily the British Pound and Euro. As foreign currency exchange rates change, translation of the statements of operations of our international businesses into U.S. dollars affects year-over-year comparability of operating results. The average Euro and British Pound versus the U.S. Dollar exchange rate was 0.1% and 2.5% higher, respectively, in the year ended December 31, 2024 compared to the year ended December 31, 2023.

Historically, we have not hedged any foreign currency exposures. We have performed a sensitivity analysis as of December 31, 2024 and 2023. A hypothetical 10% change in British Pound and Euro, relative to the U.S. Dollar, would have changed revenue by $25.4 million and $22.5 million for the years ended December 31, 2024 and 2023, respectively, with all other variables held constant. This accounts for 2% of total revenue for both years ended December 31, 2024 and 2023. Our continued international expansion increases our exposure to exchange rate fluctuations and as a result such fluctuations could have a significant impact on our future results of operations.

Interest Rate Risk

At December 31, 2024, we had debt outstanding with a carrying value of $617.1 million. With consideration of the financial impact of our interest rate swaps, a hypothetical interest rate increase of 1% would have increased interest expense for the year ended December 31, 2024 by $2.8 million, based upon the outstanding debt balances and interest rates in effect during that period. See Note 12, Debt, included in Part II, “Item 8 – Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Bumble Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Bumble Inc. (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive operations, changes in equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 28, 2025 expressed an adverse opinion thereon.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Measurement of the Tax Receivable Agreement Liability
Description of the Matter

As discussed in Note 5 of the consolidated financial statements, the Company has a Tax Receivable Agreement (“TRA”) with certain current and historical holders of Limited Partnership (“LP”) interests, which is a contractual commitment to pay 85% of any tax benefits, realized or deemed to be realized by the Company, to the parties to the TRA. The TRA payments are contingent upon, among other things, the generation of future taxable income by the Company over the term of the TRA. The TRA is also impacted by exchanges of LP interests for shares of the Company’s Class A Common Stock. At December 31, 2024, the Company’s liability due to the holders of LP interests under the TRA was $416.7 million, based on management’s assessment of the probability of achieving sufficient future taxable income to realize the benefit.

Auditing management’s accounting for the TRA liability is especially complex as the Company’s calculation of the TRA liability requires the Company to timely identify all basis differences and subsequent adjustments related to exchanges and TRA payments.

How We Addressed the	We obtained an understanding, evaluated the design and tested the operating effectiveness of internal controls over management’s calculation of the TRA liability. For example, we tested controls over

Matter in Our Audit

management’s inputs and audit of such inputs utilized in the TRA liability calculation, including exchanges and tax basis.

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

Impairment of Goodwill and Indefinite-Lived Intangibles
Description of the Matter

As of December 31, 2024, the Company’s goodwill and indefinite-lived intangibles assets balances were $1,386.2 million and $700 million, respectively. As disclosed in Note 2 of the consolidated financial statements, goodwill and indefinite-lived intangible assets are tested for impairment annually, or more frequently if events or circumstances indicate the fair value of the reporting units or the intangible assets may be below its carrying value. If the carrying value exceeds the fair value, an impairment charge is recognized equal to the difference between the carrying value of the reporting unit and its fair value for goodwill, or the difference between the carrying value of the intangible assets and its fair value for indefinite-lived intangible assets. During the fiscal year ended December 31, 2024, the Company recorded goodwill and indefinite-lived intangible assets impairment charges of $197.2 million and $670.3 million, respectively.

Auditing management’s impairment test of goodwill and indefinite-lived intangible assets was complex and highly judgmental due to the significant measurement uncertainty in determining the fair values of the reporting unit and intangible assets. In particular, the fair value estimates of the reporting unit were sensitive to changes in significant assumptions such as projected revenue growth rates, projected earnings before interest, taxes, depreciation, and amortization (“EBITDA”) margins, and discount rate. The fair value estimates for indefinite-lived intangible assets were sensitive to significant assumptions such as projected revenue growth rates and discount rates. The projected financial assumptions are forward looking and could be affected by future market and economic conditions.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls over the Company’s goodwill and indefinite-lived intangible assets impairment assessment process. We tested controls over management’s review of the significant assumptions and methodologies used in estimating the fair values of the reporting unit and indefinite-lived intangible assets. We also tested controls over the Company’s forecasting process used to develop the projected revenue growth rates and projected EBITDA margins.

To test the estimated fair values of the reporting units and indefinite-lived intangible assets, our audit procedures included, among others, evaluating the Company’s valuation methodology and significant assumptions used by management, and testing the completeness and accuracy of the underlying data supporting the significant assumptions mentioned above. We assessed the historical accuracy of management’s estimates by comparing past projections to actual performance and performed sensitivity analyses of significant assumptions to evaluate the changes in the fair value of the reporting unit and indefinite-lived intangible assets resulting from changes in the assumptions. We involved our internal valuation specialists to assist in evaluating the Company’s models, valuation methodology, and significant assumptions used in the fair value estimates. In addition, for goodwill we also tested management’s reconciliation of the fair value of the reporting unit to the market capitalization of the Company.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2020.

Austin, Texas

February 28, 2025

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Bumble Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Bumble Inc.’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, because of the effect of the material weakness described below on the achievement of the objectives of the control criteria, Bumble Inc. (the Company) has not maintained effective internal control over financial reporting as of December 31, 2024, based on the COSO criteria. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment. Management has identified a material weakness in the design of controls related to foreign currency translation resulting from certain intercompany loan transactions.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive operations, changes in equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes. This material weakness was considered in determining the nature, timing and extent of audit tests applied in our audit of the 2024 consolidated financial statements, and this report does not affect our report dated February 28, 2025, which expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Austin, Texas

February 28, 2025

Bumble Inc.

Consolidated Balance Sheets

(in thousands, except share and per share information)

	December 31, 2024	December 31, 2023
ASSETS
Cash and cash equivalents	$204,319	$355,642
Accounts receivable (net of allowance of $103 and $648, respectively)	99,687	102,677
Other current assets	38,236	34,732
Total current assets	342,242	493,051
Right-of-use assets	11,232	15,425
Property and equipment (net of accumulated depreciation of $21,811 and $15,831, respectively)	8,495	12,462
Goodwill	1,386,229	1,585,750
Intangible assets, net	748,906	1,484,290
Deferred tax assets, net	16,300	27,029
Other noncurrent assets	11,483	7,120
Total assets	$2,524,887	$3,625,127
LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable	$6,609	$4,611
Deferred revenue	43,411	48,749
Accrued expenses and other current liabilities	82,800	185,799
Current portion of long-term debt, net	5,750	5,750
Total current liabilities	138,570	244,909
Long-term debt, net	611,346	615,176
Deferred tax liabilities, net	777	5,673
Payable to related parties pursuant to a tax receivable agreement	400,926	407,389
Other long-term liabilities	24,214	14,707
Total liabilities	$1,175,833	$1,287,854
Commitments and contingencies (Note 19)
Shareholders’ equity:
Class A common stock (par value $0.01 per share, 6,000,000,000 shares authorized; 107,107,632 shares issued and outstanding as of December 31, 2024; 138,520,102 shares issued and 130,687,629 shares outstanding as of December 31, 2023)	1,071	1,385
Class B common stock (par value $0.01 per share, 1,000,000 shares authorized; 20 shares issued and outstanding as of December 31, 2024 and December 31, 2023, respectively)	—	—
Preferred stock (par value $0.01; 600,000,000 shares authorized; no shares issued and outstanding as of December 31, 2024 and December 31, 2023, respectively)	—	—
Treasury stock (nil and 7,832,473 shares as of December 31, 2024 and December 31, 2023, respectively)	—	(73,764)
Additional paid-in capital	1,453,483	1,772,449
Accumulated deficit	(701,092)	(144,084)
Accumulated other comprehensive income	71,073	79,029
Total Bumble Inc. shareholders’ equity	824,535	1,635,015
Noncontrolling interests	524,519	702,258
Total shareholders’ equity	1,349,054	2,337,273
Total liabilities and shareholders’ equity	$2,524,887	$3,625,127

The accompanying notes are an integral part of these consolidated financial statements.

Bumble Inc.

Consolidated Statements of Operations

(in thousands, except per share data)

	Year Ended December 31, 2024	Year Ended December 31, 2023	Year Ended December 31, 2022
Revenue	$1,071,643	$1,051,830	$903,503
Operating costs and expenses:
Cost of revenue	318,835	307,835	249,490
Selling and marketing expense	261,172	270,380	249,269
General and administrative expense	128,521	221,649	163,467
Product development expense	100,725	130,565	109,020
Depreciation and amortization expense	70,616	68,028	89,713
Impairment loss	892,248	—	145,388
Total operating costs and expenses	1,772,117	998,457	1,006,347
Operating earnings (loss)	(700,474)	53,373	(102,844)
Interest expense, net	(39,945)	(21,534)	(24,063)
Other income (expense), net	(4,827)	(26,537)	16,189
Income (loss) before income taxes	(745,246)	5,302	(110,718)
Income tax provision	(23,128)	(7,170)	(3,406)
Net loss	(768,374)	(1,868)	(114,124)
Net earnings (loss) attributable to noncontrolling interests	(211,366)	2,345	(34,378)
Net loss attributable to Bumble Inc. shareholders	$(557,008)	$(4,213)	$(79,746)
Net loss per share attributable to Bumble Inc. shareholders
Basic and diluted loss per share	$(4.61)	$(0.03)	$(0.62)

The accompanying notes are an integral part of these consolidated financial statements.

Bumble Inc.

Consolidated Statements of Comprehensive Operations

(in thousands)

	Year Ended December 31, 2024	Year Ended December 31, 2023	Year Ended December 31, 2022
Net loss	$(768,374)	$(1,868)	$(114,124)
Other comprehensive income (loss), net of tax:
Change in foreign currency translation adjustment	(11,177)	6,230	(6,262)
Total other comprehensive income (loss), net of tax	(11,177)	6,230	(6,262)
Comprehensive income (loss)	(779,551)	4,362	(120,386)
Comprehensive income (loss) attributable to noncontrolling interests	(214,587)	4,023	(36,514)
Comprehensive income (loss) attributable to Bumble Inc. shareholders	$(564,964)	$339	$(83,872)

The accompanying notes are an integral part of these consolidated financial statements.

Bumble Inc.

Consolidated Statements of Changes in Equity

(in thousands, except share amounts)

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Treasury Stock		Accumulated	Accumulated Other Comprehensive	Total Bumble Inc. Shareholders'	Noncontrolling	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Income	Equity	Interests	Equity
Balance as of December 31, 2023	138,520,102	$1,385	20	$—	$1,772,449	7,832,473	$(73,764)	$(144,084)	$79,029	$1,635,015	$702,258	$2,337,273
Net loss	—	—	—	—	—	—	—	(557,008)	—	(557,008)	(211,366)	(768,374)
Stock-based compensation expense	—	—	—	—	18,991	—	—	—	—	18,991	7,919	26,910
Impact of Tax Receivable Agreement due to exchanges of Common Units	—	—	—	—	(1,299)	—	—	—	—	(1,299)	—	(1,299)
Cancellation of restricted shares	(24,938)	—	—	—	(116)	—	—	—	—	(116)	116	—
Restricted stock units issued, net of shares withheld for taxes	1,520,400	15	—	—	8,810	—	—	—	—	8,825	(19,129)	(10,304)
Exchange of Common Units for Class A common stock	38,285	—	—	—	678	—	—	—	—	678	(678)	—
Purchase of common stock	—	—	—	—	9,013	25,113,744	(232,939)	—	—	(223,926)	55,176	(168,750)
Purchase of Common Units	—	—	—	—	(48,669)	—	—	—	—	(48,669)	1,362	(47,307)
Partnership tax distributions	—	—	—	—	—	—	—	—	—	—	(7,918)	(7,918)
Retirement of treasury stock	(32,946,217)	(329)	—	—	(306,374)	(32,946,217)	306,703	—	—	—	—	—
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	—	(7,956)	(7,956)	(3,221)	(11,177)
Balance as of December 31, 2024	107,107,632	$1,071	20	$—	$1,453,483	—	$—	$(701,092)	$71,073	$824,535	$524,519	$1,349,054

Bumble Inc.

Consolidated Statements of Changes in Equity

(in thousands, except share amounts)

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Treasury Stock		Accumulated	Accumulated Other Comprehensive	Total Bumble Inc. Shareholders'	Noncontrolling	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Income	Equity	Interests	Equity
Balance as of December 31, 2022	129,774,299	$1,298	20	$—	$1,691,911	—	$—	$(139,871)	$74,477	$1,627,815	$825,764	$2,453,579
Net earnings (loss)	—	—	—	—	—	—	—	(4,213)	—	(4,213)	2,345	(1,868)
Stock-based compensation expense	—	—	—	—	10,128	—	—	—	—	10,128	97,057	107,185
Impact of Tax Receivable Agreement due to exchanges of Common Units	—	—	—	—	(32,733)	—	—	—	—	(32,733)	(1,757)	(34,490)
Cancellation of restricted shares	(13,935)	—	—	—	(51)	—	—	—	—	(51)	51	—
Restricted stock units issued, net of shares withheld for taxes	1,251,201	13	—	—	(6,236)	—	—	—	—	(6,223)	(10,691)	(16,914)
Exchange of Common Units for Class A common stock	7,508,537	74	—	—	109,430	—	—	—	—	109,504	(109,504)	—
Distribution to noncontrolling interest holders	—	—	—	—	—	—	—	—	—	—	(19,310)	(19,310)
Share repurchases	—	—	—	—	—	7,832,473	(73,764)	—	—	(73,764)	291	(73,473)
Purchase of Common Units	—	—	—	—	—	—	—	—	—	—	(83,666)	(83,666)
Other comprehensive income, net of tax	—	—	—	—	—	—	—	—	4,552	4,552	1,678	6,230
Balance as of December 31, 2023	138,520,102	$1,385	20	$—	$1,772,449	7,832,473	$(73,764)	$(144,084)	$79,029	$1,635,015	$702,258	$2,337,273

Bumble Inc.

Consolidated Statements of Changes in Equity

(in thousands, except share amounts)

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Treasury Stock		Accumulated	Accumulated Other Comprehensive	Total Bumble Inc. Shareholders'	Noncontrolling	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Income	Equity	Interests	Equity
Balance as of December 31, 2021	129,212,949	$1,292	20	$—	$1,588,426	—	$—	$(60,125)	$78,603	$1,608,196	$861,573	$2,469,769
Net loss	—	—	—	—	—	—	—	(79,746)	—	(79,746)	(34,378)	(114,124)
Stock-based compensation expense	—	—	—	—	113,994	—	—	—	—	113,994	—	113,994
Impact of Tax Receivable Agreement due to exchanges of Common Units	—	—	—	—	(200)	—	—	—	—	(200)	—	(200)
Cancellation of restricted shares	(33,272)	—	—	—	(292)	—	—	—	—	(292)	292	—
Restricted stock units issued, net of shares withheld for taxes	509,742	5	—	—	(10,932)	—	—	—	—	(10,927)	1,329	(9,598)
Exchange of Common Units for Class A common stock	84,880	1	—	—	915	—	—	—	—	916	(916)	—
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	—	(4,126)	(4,126)	(2,136)	(6,262)
Balance as of December 31, 2022	129,774,299	$1,298	20	$—	$1,691,911	—	$—	$(139,871)	$74,477	$1,627,815	$825,764	$2,453,579

The accompanying notes are an integral part of these consolidated financial statements.

Bumble Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31, 2024	Year Ended December 31, 2023	Year Ended December 31, 2022
Cash flows from operating activities:
Net loss	$(768,374)	$(1,868)	$(114,124)
Adjustments to reconcile net loss to net cash provided by operating activities:
Impairment loss	892,248	—	145,388
Depreciation and amortization expense	70,616	68,028	89,713
Gain on settlement of lease liabilities	—	—	(2,140)
Changes in fair value of interest rate swap	2,436	13,806	(17,086)
Changes in fair value of contingent earn-out liability	(20,208)	(29,569)	(47,134)
Non-cash lease expense	3,402	3,518	4,539
Tax receivable agreement liability remeasurement expense	8,341	10,341	5,332
Deferred income tax	5,022	(7,166)	(5,454)
Stock-based compensation expense	26,245	104,338	111,008
Net foreign exchange difference	(12,645)	923	(3,362)
Other, net	3,746	11,065	1,189
Changes in assets and liabilities:
Accounts receivable	5,788	(36,031)	(20,723)
Other current assets	(4,732)	(2,920)	22,964
Accounts payable	1,932	1,775	(13,997)
Deferred revenue	(5,338)	2,593	5,889
Legal liabilities	(65,763)	45,240	11,995
Lease liabilities	(1,213)	(3,930)	(5,984)
Accrued expenses and other current liabilities	(19,011)	1,485	(34,991)
Other, net	949	458	(81)
Net cash provided by operating activities	123,441	182,086	132,941
Cash flows from investing activities:
Capital expenditures	(9,319)	(14,935)	(16,333)
Acquisition of business, net of cash acquired	—	(9,820)	(69,720)
Acquisition of intangible assets	(17,435)	—	—
Net cash used in investing activities	(26,754)	(24,755)	(86,053)
Cash flows from financing activities:
Repayment of term loan	(5,750)	(5,750)	(5,750)
Debt issuance costs	(189)	—	—
Distributions paid to noncontrolling interest holders	(7,918)	(19,310)	—
Share repurchases	(192,113)	(112,830)	—
Purchase of Common Units	(22,184)	(44,309)	—
Withholding tax paid on behalf of employees on stock-based awards	(10,732)	(16,692)	(9,204)
Payments on tax receivable agreement	(11,942)	—	—
Net cash used in financing activities	(250,828)	(198,891)	(14,954)
Effects of exchange rate changes on cash and cash equivalents	2,001	(6,280)	5,933
Net increase (decrease) in cash and cash equivalents and restricted cash	(152,140)	(47,840)	37,867
Cash and cash equivalents and restricted cash, beginning of the period	359,202	407,042	369,175
Cash and cash equivalents and restricted cash, end of the period	$207,062	$359,202	$407,042
Less restricted cash	(2,743)	(3,560)	(4,483)
Cash and cash equivalents, end of the period	$204,319	$355,642	$402,559

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

Assuming the exchange of all outstanding Common Units for shares of Class A common stock on a one-for-one basis under the exchange agreement entered into by holders of Common Units, there would be 153,317,352 shares of Class A common stock outstanding (which does not reflect any shares of Class A common stock issuable in exchange for as-converted Incentive Units or upon settlement of certain other interests) as of December 31, 2024.

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

The consolidated statement of changes in equity for the year ended December 31, 2024 includes adjustments to correct non-controlling interest, additional paid-in capital and treasury stock related to repurchases of common stock and common units during the year ended December 31, 2023. The consolidated statement of operations for the year ended December 31, 2024 includes adjustment to correct foreign exchange gain (loss) on certain intercompany loan transactions recorded during the three and nine months ended September 30, 2024. The Company concluded the adjustments to be immaterial to the consolidated financial statements.

Statements of Operations Reclassification

To conform to current year presentation, the Company has reclassified $145.4 million related to the impairment charges of the Badoo brand and a right-of-use asset related to our Moscow office for the year ended December 31, 2022 from “General and administrative expense” to “Impairment loss”.

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

As of December 31, 2024 and December 31, 2023, the Company has classified the cash held in Russia as restricted cash due to the sanctions imposed by the Russia-Ukraine Conflict, which was included in “Other noncurrent assets” within the accompanying consolidated balance sheets.

Accounts Receivable

Accounts receivable are recorded net of an allowance for credit losses, potential chargebacks and refunds issued to users. The amount of this allowance is primarily based upon historical experience and future economic expectations. The Company maintains an allowance for expected credit losses to provide for the estimated amount of accounts receivable that will not be collected. The Company determines if an allowance is needed by considering a number of factors, including the Company’s previous loss history, the length of time accounts receivable are past due, the specific customer’s ability to pay the obligation to the Company, reasonable and supportable forecasts of future economic conditions, and the current economic condition of the general economy. As of December 31, 2024 and 2023, the Company had an allowance for credit losses of $0.1 million and $0.6 million, respectively.

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

The Company’s accounts receivable balances are predominantly with third-party aggregators and these are subject to normal credit risks which management believes to be not significant. Two third-party aggregators accounted for approximately 94% of the Company’s gross accounts receivable as of both years ended December 31, 2024 and December 31, 2023.

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

Business Combination

The Company assesses whether an acquisition is a business combination or an asset acquisition. If substantially all of the gross assets acquired are concentrated in a single asset or group of similar assets, then the acquisition is accounted for as an asset acquisition, where the purchase consideration is allocated on a relative fair value basis to the assets acquired. Goodwill is not recorded in an asset acquisition. If the gross assets are not concentrated in a single asset or group of similar assets, then the Company determines if the set of assets acquired represents a business. A business is an integrated set of activities and assets capable of being conducted and managed for the purpose of providing a return.

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

See Note 8, Goodwill and Intangible Assets, Net.

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

See Note 8, Goodwill and Intangible Assets, Net.

Long-lived Assets and Definite-lived Intangible Assets

Definite-lived intangible assets are stated at cost less accumulated amortization and accumulated impairment, if any. Amortization is calculated on a straight-line basis over the estimated useful lives of the definite-lived intangible assets, as follows:

Brand	7 - 8 years
Trademark	10 years
White label contracts	8 years
Developed technology	4 - 6 years
User base	2.5 - 4 years
Domain	3 years

Property and equipment, net is stated /at cost less accumulated depreciation and accumulated impairment, if any. Cost of maintenance and repairs that do not improve or extend the lives of the respective assets are expensed as incurred.

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

See Note 8, Goodwill and Intangible Assets, Net.

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

Capitalized software development costs are included in “Intangibles, net” in the accompanying consolidated balance sheets. The cost of internal-use software is amortized on a straight-line method over the estimated useful life of the applicable software, which is typically three years. During the years ended December 31, 2024, 2023 and 2022, the Company recorded $6.4 million, $4.7 million and $1.9 million of internal-use software amortization, respectively.

The Company has software applications that utilize cloud-based hosting arrangements with service contracts. The Company accounts for costs incurred in connection with the implementation of these various software systems under ASU 2018-15, Intangibles—Goodwill and Other-Internal Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract. Costs that are incurred in the planning and post-implementation operation stages are expensed as incurred. Capitalized costs are amortized on a straight-line basis over the contract terms. The Company starts amortizing capitalized implementation costs when the systems are placed in production and ready for their intended use.

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
•
Level 3—Unobservable inputs for which there is little or no market data and require the Company to develop its own assumptions, based on the best information available

See Note 11, Fair Value Measurements, for additional information.

Derivatives

The Company uses interest rate derivative instruments to manage the risk related to fluctuating cash flows from interest rate changes on the debt. These instruments are not designated as hedges for accounting purposes and are recorded in “Other current assets,” “Other noncurrent assets,” “Accrued expense and other current liabilities” or “Other long-term liabilities,” with changes in fair value recognized in “Interest income (expense), net.”

Share Repurchase Program

Shares repurchased pursuant to the Company's share repurchase program are held as treasury stock until retirement and reflected as a reduction of stockholders' equity within the accompanying consolidated balance sheets. Upon retirement, the share repurchases will reduce Class A common stock based on the par value of the shares and reduce its capital surplus for the excess of the repurchase price over the par value. In the event the Company still has an accumulated deficit balance, the excess over the par value will be applied to “Additional paid-in capital.” Once the Company has retained earnings, the excess will be charged entirely to retained earnings.

Direct costs and excise tax obligations will be included in the cost of the repurchased shares in the Company’s consolidated financial statements. Reduction to the excise tax obligation associated with subsequent issuance of shares will be reflected as an adjustment to the excise tax previously recorded.

See Note 13, Shareholders' Equity, for additional information on share repurchase.

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

During the years ended December 31, 2024, 2023 and 2022, there were no customers representing greater than 10% of total revenue.

For the periods presented, revenue across apps was as follows:

(in thousands)	Year Ended December 31, 2024	Year Ended December 31, 2023	Year Ended December 31, 2022
Bumble App	$866,289	$844,774	$694,329
Badoo App and Other	205,354	207,056	209,174
Total Revenue	$1,071,643	$1,051,830	$903,503

Assets Recognized from the Costs to Obtain a Contract with a Customer

The Company has determined that certain costs paid to third party aggregators, primarily mobile app store fees, meet the requirements to be capitalized as a cost of obtaining a contract. These costs are capitalized and amortized over the period of contract performance, typically over the term of the applicable subscription period. Capitalized costs of obtaining contracts were $11.0 million and $12.4 million as of December 31, 2024 and 2023, respectively, which was included in “Other current assets” in the accompanying consolidated balance sheets. During the years ended December 31, 2024, 2023 and 2022, the Company recorded cost of revenue of

$271.4 million, $260.7 million and $210.2 million, respectively, related to the amortization of capitalized costs of obtaining contracts in the accompanying consolidated statements of operations.

Deferred Revenue

Deferred revenue consists of advance payments that are received or are contractually due in advance of the Company’s performance. The Company’s deferred revenue is reported on a contract by contract basis at the end of each reporting period. The Company classifies deferred revenue as current when the term of the applicable subscription period or expected completion of the performance obligation is one year or less. The deferred revenue balance is $43.4 million and $48.7 million as of December 31, 2024 and 2023, respectively, all of which is classified as a current liability. During the years ended December 31, 2024, 2023 and 2022, the Company recognized revenue of $48.7 million, $46.1 million, and $39.6 million, respectively, that was included in the deferred revenue balance at the beginning of each respective period.

Advertising Costs

Advertising costs are expensed in the period in which the services are first delivered to the Company. Where media space is purchased in advance, expense is deferred until the advertising service has been received by the Company. Advertising costs represent online marketing, including fees paid to search engines and social media sites, brand marketing such as out of home and television advertising, field marketing and partner-related payments to those who direct traffic to the Company’s platforms. Advertising expense was $227.0 million, $221.0 million and $207.7 million for the years ended December 31, 2024, 2023 and 2022, respectively.

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

Foreign Currencies

The Company’s consolidated financial statements are presented in U.S. dollars, which is the Company’s functional currency. The financial position and operating results of foreign entities whose primary economic environment is based on their local currency are consolidated using the local currency as the functional currency. These local currency assets and liabilities are translated into U.S. dollars at the rates of exchange as of the balance sheet date, and local currency revenue and expenses of these operations are translated at average rates of exchange during the period. Translation gains and losses are included in accumulated other comprehensive income as a component of shareholders’ equity. Transaction gains and losses resulting from assets and liabilities denominated in a currency other than the functional currency are included in “Other income (expense), net” in the accompanying consolidated statements of operations. For the years ended December 31, 2024, 2023 and 2022, the Company recorded a gain (loss) of $3.8 million, $(2.2) million and $3.7 million, respectively.

Restructuring Charges

Restructuring charges, associated with improving operating leverage, office closure or exiting a market, consist primarily of severance, relocation, right-of-use asset impairment and other related costs. The Company evaluates the nature of these costs to determine if they relate to ongoing benefit arrangements which are accounted for under ASC 712, Compensation - Nonretirement Postemployment Benefits, or one-time benefit arrangements which are accounted for under ASC 420, Exit or Disposal Cost Obligations. The Company records a liability for ongoing employee termination benefits when it is probable that an employee is entitled to them and the amount of the benefits can be reasonably estimated. One-time employee termination costs are recognized when management has communicated the termination plan to employees, unless future service is required, in which case the costs are recognized ratably over the future service period. All other related costs are recognized when incurred.

Restructuring charges are recognized as an operating expense within the consolidated statements of operations and are classified based on each employee’s respective function.

See Note 9, Restructuring, for additional information on restructuring charges.

Earnings (Loss) per Share

The Company computes earnings (loss) per share (“EPS”) of Class A common stock using the two-class method required for participating securities. The Company considers unvested restricted shares to be participating securities because holders are entitled to be credited with dividend equivalent payments, upon the payment by the Company of dividends on shares of Common Stock.

Undistributed earnings allocated to participating securities are subtracted from net earnings (loss) attributable to Bumble Inc. in determining net earnings (loss) attributable to common stockholders. Basic EPS is computed by dividing net earnings (loss) attributable to common stockholders by the weighted-average number of shares of our Class A common stock outstanding during the period.

For the calculation of diluted EPS, net earnings (loss) attributable to common stockholders for basic EPS is adjusted by the effect of dilutive securities. Diluted EPS attributable to common stockholders is computed by dividing the resulting net earnings (loss) attributable to common stockholders by the weighted-average number of common shares outstanding, adjusted to give effect to dilutive elements including restricted shares, restricted stock units ("RSUs"), and options to the extent these are dilutive.

See Note 14, Loss per Share, for additional information on dilutive securities.

Stock-Based Compensation

The Company issues stock-based awards to employees that are generally in the form of stock options, restricted shares, incentive units, or RSUs. Compensation cost for equity awards is measured at their grant-date fair value, and in the case of restricted shares and RSUs is estimated based on the fair value of the Company’s underlying common stock. The grant date fair value of stock options is estimated using the Black-Scholes option pricing model for time-vesting awards or a Monte Carlo simulation approach in an option pricing framework for exit-vesting awards. These require management to make assumptions with respect to the fair value of the Company’s equity award on the grant date, including the expected term of the award, the expected volatility of the Company’s stock calculated based on a period of time generally commensurate with the expected term of the award, risk-free interest rates and expected dividend yields of the Company’s stock. For time-vesting awards, compensation cost is recognized over the requisite service period, which is generally the vesting period, using the graded attribution method. For performance-based stock awards, compensation expense is recognized over the requisite service period on a straight-line basis when achievement is probable. At the IPO date, the Company concluded that our public offering represented a qualifying liquidity event that would cause the performance conditions to be probable of occurring. As such, compensation expense for performance-based stock awards was recognized over the requisite service period on a straight-line basis as achievement was probable. On July 15, 2022, the Exit-Vesting awards, with vesting based on certain performance conditions, were modified to also provide for time-based vesting in 36 equal installments and we began to recognize incremental stock-based compensation associated with the modification of these awards using the graded attribution method.

See Note 15, Stock-based Compensation, for a discussion of the Company’s stock-based compensation plans and awards.

Recently Adopted Accounting Pronouncement

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The ASU expands public entities’ segment disclosures by requiring disclosure of significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”) and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items, and interim disclosures of a reportable segment’s profit or loss and assets. The Company adopted this standard effective for the fiscal year 2024. Adoption of this new standard did not have a material impact on the Company's consolidated financial statements.

See Note 18, Segment and Geographic Information, for further detail.

Recently Issued Accounting Pronouncement Not Yet Adopted

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Taxes Disclosures. The ASU requires entities to provide disaggregated income tax disclosures on the rate reconciliation and income taxes paid on an annual basis. ASU 2023-09 is effective for the Company beginning in fiscal year 2025. Early adoption is permitted. The Company will adopt this ASU in connection with the annual financial statements for the fiscal year ending December 31, 2025 and is currently evaluating the impact of adopting this ASU on its consolidated financial statement disclosures.

In March 2024, the FASB issued ASU 2024-01, Compensation - Stock Compensation (Topic 718): Scope Application of Profits Interest and Similar Awards. The ASU clarifies how an entity determines whether a profits interest or similar award is within the scope of Topic 718 or is not a share-based payment arrangement and therefore within the scope of other guidance. Entities can apply the amendments either retrospectively to all prior periods presented in the financial statements or prospectively to profits interest and similar awards granted or modified on or after the date of adoption. If prospective application is elected, an entity must disclose the nature of and reason for the change in accounting principle. ASU 2024-01 is effective for the Company beginning in the first quarter of 2025. The Company will adopt this ASU prospectively and does not expect the impact of adopting this ASU to be material on its consolidated financial statements and disclosures.

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which is intended to improve the disclosures of expenses by providing more detailed information about the types of expenses in commonly presented expense captions. Additionally, in January 2025, the FASB issued ASU 2025-01, Income Statement - Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date, to clarify the effective date of ASU 2024-03. The standard requires breaking down expenses into specific categories, such as employee compensation and costs related to depreciation and amortization, as well as a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively. This ASU also requires disclosure of the total amount of selling expense and, in annual reporting periods, an entity’s definition of selling expenses. ASU 2024-03 is effective for the Company beginning in fiscal year 2027 and interim periods beginning in fiscal year 2028, either prospectively to financial statements issued for reporting periods after the effective date or retrospectively to all prior periods presented in the financial statements. Early adoption is permitted. The Company is currently evaluating the impact of adopting this ASU on its consolidated financial statement disclosures.

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

Components of lease cost included in general and administrative expenses on the consolidated statements of operations are as follows (in thousands):

	Year Ended December 31, 2024	Year Ended December 31, 2023	Year Ended December 31, 2022
Operating lease cost	$3,402	$3,518	$4,539
Expense relating to short-term leases	1,022	795	314
Variable lease costs	122	115	—
Total lease cost	$4,546	$4,428	$4,853

Supplemental cash flow information related to leases is as follows (in thousands):

	Year Ended December 31, 2024	Year Ended December 31, 2023	Year Ended December 31, 2022
Cash paid for amounts included in the measurement of operating lease liabilities	$1,213	$3,930	$5,984
Right-of-use assets obtained in exchange for operating lease liabilities	—	—	1,954

During the year ended December 31, 2024 and December 31, 2023, the Company did not enter into any new lease agreements.

During the year ended December 31, 2022, the Company entered into two new leases on properties in Europe resulting in an increase of $2.0 million in right-of-use assets and a corresponding increase in lease liabilities.

Supplemental balance sheet information related to leases is as follows (in thousands, except lease term and discount rate):

	December 31, 2024	December 31, 2023
Assets:
Right-of-use assets	$11,232	$15,425
Liabilities:
Accrued expenses and other current liabilities	$3,099	$1,171
Other long-term liabilities	9,321	13,273
Total operating lease liabilities	$12,420	$14,444
Weighted average remaining operating lease term (years)	4.1	5.1
Weighted average operating lease discount rate	4.3%	4.4%

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

Future maturities on lease liabilities as of December 31, 2024, are as follows (in thousands):

Years Ended December 31,	Future Minimum Payments
2025	$3,579
2026	3,530
2027	3,327
2028	3,041
2029	66
Thereafter	—
Total lease payments	13,543
Less: imputed interest	(1,123)
Total lease liabilities	$12,420

There were no leases with residual value guarantees or executed leases that had not yet commenced as of December 31, 2024 and 2023.

Sublease considerations

The Company was also a sublessor on one operating lease that was terminated as of December 31, 2024. The Company recorded $0.4 million, $0.6 million and $0.6 million of sublease income in “Other expense, net” during the years ended December 31, 2024, 2023 and 2022, respectively.

Note 4 - Income Taxes

U.S. and foreign (loss) earnings before income taxes and noncontrolling interests are as follows (in thousands):

	Year Ended December 31, 2024	Year Ended December 31, 2023	Year Ended December 31, 2022
U.S.	$(835,757)	$(51,629)	$(177,415)
Foreign	90,511	56,931	66,697
Total	$(745,246)	$5,302	$(110,718)

The components of the income tax (benefit) provision are as follows (in thousands):

	Year Ended December 31, 2024	Year Ended December 31, 2023	Year Ended December 31, 2022
Current income tax (benefit) provision:
Federal	$(164)	$426	$598
State	571	285	542
Foreign	17,699	13,632	7,708
Current income tax provision	$18,106	$14,343	$8,848
Deferred income tax (benefit) provision:
Federal	$(528)	$(344)	$(65)
State	20	—	—
Foreign	5,530	(6,829)	(5,377)
Deferred income tax (benefit) provision	$5,022	$(7,173)	$(5,442)
Income tax provision	$23,128	$7,170	$3,406

The Company recorded income tax expense of $23.1 million for the year ended December 31, 2024 compared to income tax expense of $7.2 million recorded for the year ended December 31, 2023. The increase in tax expense in the current year compared to 2023 is primarily attributable to the accrual of Pillar Two minimum taxes in certain foreign jurisdictions in 2024. In addition, the income tax expense for the current and prior years reported above, reflect the impact of the Company's assessment that it will not be able to realize the benefit of certain deferred tax assets for which a valuation allowance has been recorded.

Pillar Two Minimum Tax

On December 20, 2021, the Organization for Economic Cooperation and Development released the Pillar Two model rules providing a framework for implementing a 15% minimum tax, also referred to as the Global Anti-Base Erosion ("GloBE") rules, on earnings of multinational companies with consolidated annual revenue exceeding €750 million. Pillar Two legislation has been enacted in certain jurisdictions where the Company operates, including the UK and certain EU member states, and is effective for the Company's financial year beginning January 1, 2024. The Company has performed an assessment of its exposure to Pillar Two income taxes, including its ability to qualify for transitional safe harbor relief under the GloBE rules. While the Company expects to qualify for transitional safe harbor relief in most jurisdictions in which it operates, there are a limited number of jurisdictions where the transitional safe harbor is not available, including for certain entities classified as “stateless” constituent entities under the Pillar Two model rules. The Company’s income tax provision for the year ended December 31, 2024 includes $12.6 million in accrued minimum taxes under Pillar Two, which is based on currently enacted legislation and guidance. These accrued minimum taxes are included in “Other long-term liabilities” in the accompanying consolidated balance sheet and are payable in June 2026 with the filing of our initial GloBE return. The Company is monitoring the implementation of Pillar Two legislation (both proposed and enacted) by individual countries, including the release of administrative guidance on the application of the GloBE rules, and will continue to evaluate the potential impact to the Company’s financial position. In addition, in January 2025, the United States issued an executive order announcing opposition to aspects of these rules. Accordingly, the Company is still evaluating the potential consequences of Pillar Two on its longer-term financial position.

The tax effects of cumulative temporary differences that give rise to significant deferred tax assets and deferred tax liabilities are presented below (in thousands):

	December 31,	December 31,
	2024	2023
Deferred tax assets:
Investment in partnership	$282,594	$114,550
Depreciation	122	30
Net operating loss carryforward	116,609	78,073
Interest expense carryforward	17,130	10,434
Tax receivable agreement	47,193	45,281
Share-based compensation	12,314	25,559
Foreign tax credit carryforward	19,700	11,032
Other	2,954	4,001
Total deferred tax assets	498,616	288,960
Less: Valuation allowance	(477,612)	(256,928)
Deferred tax assets, net of valuation allowance	$21,004	$32,032
Deferred tax liabilities:
Amortization	5,481	10,676
Total deferred tax liabilities	5,481	10,676
Deferred tax (liabilities) assets, net	$15,523	$21,356

As of December 31, 2024, the Company had deferred tax assets related to federal, state and foreign net operating loss carryforwards of $101.9 million, $10.8 million and $3.9 million, respectively. Both the federal and foreign net operating losses can be carried forward indefinitely.

The Company recognizes deferred tax assets to the extent it believes these assets are more likely than not to be realized. In making such a determination, the Company considers all positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent results of operations. A valuation allowance is provided if it is determined that it is more likely than not that the deferred tax asset will not be realized. After consideration of all positive and negative evidence, the Company recorded a valuation allowance with respect to its U.S. federal and state deferred tax assets relating to the investment in partnership, net operating loss carryforwards, interest expense carryforwards and the tax receivable agreement liability. The Company also recorded a valuation allowance against net operating loss carryforwards in certain foreign jurisdictions which are not expected to be realized. During 2024, the Company's valuation allowance increased by $220.7 million due primarily to an increase in U.S. federal and state deferred tax assets generated during the year. At December 31, 2023, our valuation allowance increased by $14.8 million due to an increase in U.S. federal and state deferred tax assets generated during the year to a total of $256.9 million. At December 31, 2022, the Company's valuation allowance increased by $4.4 million to a total of $242.2 million from the valuation allowance of $237.8 million that was recorded as of December 31, 2021.

A reconciliation of the statutory federal tax rate to the effective tax rate is as follows:

	Year Ended December 31, 2024	Year Ended December 31, 2023	Year Ended December 31, 2022
Income tax provision at the federal statutory tax rate	21%	21%	21%
Nondeductible expenses	—	42%	(1)%
State taxes, net of federal benefit	2%	16%	1%
Non-controlling interest	(6)%	6%	7%
Effect of foreign taxes	(3)%	123%	(2)%
Share-based compensation	(1)%	108%	(6)%
Change in valuation allowance	(15)%	(186)%	(22)%
Other	(1)%	5%	(1)%
Income tax provision at effective tax rate	(3)%	135%	(3)%

Uncertain Tax Positions

The Company files income tax returns in each jurisdiction in which it operates, both domestically and internationally. Due to the complexity involved with certain tax matters, the Company has considered all relevant facts and circumstances for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. The Company believes that there are no other jurisdictions in which the outcome of uncertain tax matters is likely to be material to its results of operations, financial position or cash flows. The Company further believes that it has made adequate provision for all income tax uncertainties.

A rollforward of unrecognized tax benefits, excluding accrued penalties and interest is as follows:

(in thousands)	Year Ended December 31, 2024	Year Ended December 31, 2023	Year Ended December 31, 2022
Balance, beginning of the period	$14,892	$14,601	$1,500
Additions based on tax positions related to the current year	10	—	13,101
Additions based on tax positions related to the prior year	538	291	—
Balance, end of the period	$15,440	$14,892	$14,601

Of the total amount of unrecognized tax benefits as of December 31, 2024, 2023 and 2022, $2.9 million, $2.4 million and $2.1 million, respectively, would favorably impact the Company's effective tax rate if recognized. The Company believes that the amount of unrecognized tax benefits disclosed above is reasonably possible to change significantly over the next 12 months.

Interest and penalties related to income tax matters are recorded within the “Income tax benefit (provision)” on our consolidated statements of operations. The total amount of unrecognized tax benefits, including accrued interest and penalties, at December 31, 2024, 2023 and 2022 was $15.4 million, $14.9 million and $14.6 million, respectively, of which $2.9 million, $2.4 million and $2.1 million is included in “Accrued expenses and other current liabilities”; and $12.5 million, $12.5 million and $12.5 million is a reduction of the Company’s deferred tax assets.

The Company currently files income tax returns in the U.S. and all foreign jurisdictions in which it has entities, which are periodically under audit by federal, state, and foreign tax authorities. These audits can involve complex matters that may require an extended period of time for resolution. The Company remains subject to U.S. federal and state income tax examinations for the tax years 2021 through 2024 and in the foreign jurisdictions in which it operates for varying periods from 2018 through 2024. The Company currently has income tax examinations open for the United Kingdom for 2019, 2020 and 2021. Additionally, Buzz Holdings L.P. and Bumble Inc. are under examination by the U.S. Internal Revenue Service for Tax Years 2021 and 2022.

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

Note 5 - Payable to Related Parties Pursuant to a Tax Receivable Agreement

In connection with the Reorganization Transactions and IPO, the Company entered into a tax receivable agreement with certain of its pre-IPO owners that provides for the payment by the Company to such pre-IPO owners of 85% of the benefits, that the Company realizes, or is deemed to realize, as a result of the Company's allocable share of existing tax basis acquired in its IPO and other tax benefits related to entering into the tax receivable agreement. The payments under the tax receivable agreement are not conditioned upon continued ownership of the Company by the pre-IPO owners.

The Company has determined that it is more likely than not that it will be unable to realize tax benefits related to certain basis adjustments and acquired net operating loss carryforwards that were received in connection with the Reorganization Transactions and its IPO. As a result of this determination, the Company has not recorded the benefit of these deferred tax assets as of December 31, 2024. The realizability of deferred tax assets is evaluated based on all positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent results of operations. The Company assess the realizability of its deferred tax assets at each reporting period, and a change in its estimate of liability associated with the tax receivable agreement may result as additional information becomes available, including results of operations in future periods. At the time of the Sponsor Acquisition, the assets and liabilities of Bumble Holdings were adjusted to fair value on the closing date of the business combination for both financial reporting and income tax purposes. As a result of the IPO, the Company inherited certain tax benefits associated with this stepped-up basis (“Common Basis”) created when certain pre-IPO owners acquired their interests in Bumble Holdings in the Sponsor Acquisition. This Common Basis entitles the Company to the depreciation and amortization deductions previously allocable to the pre-IPO owners. Based on current projections, the Company anticipates having sufficient taxable income to realize the benefit of this Common Basis and has recorded a tax receivable agreement liability to related parties of $416.7 million related to these benefits as of December 31, 2024, of which $15.8 million is included in “Accrued expenses and other current liabilities.” To the extent that the Company determines that it is able to realize the tax benefits associated with the basis adjustments and net operating loss carryforwards, it would record an additional liability of $286.3 million for a total liability of $703.0 million. If, in the future, the Company is not able to utilize the Common Basis, it would record a reduction in the tax receivable agreement liability to related parties that would result in a benefit recorded within its consolidated statements of operations. During the year ended December 31, 2024, the Company's tax receivable agreement liability decreased by a net $13.5 million due to the following: (1) a $23.1 million decrease from tax receivable agreement payments made during the first quarter of 2024, (2) an increase of $3.4 million, primarily due to the effects of the repurchase of Common Units in Bumble Holdings from Blackstone entities completed in the first quarter of 2024 and the effects of the repurchase of Common Units in Bumble Holdings from Bumble during 2024, the proceeds from which were used to fund Class A common stock repurchases during 2024 and (3) an increase of $6.2 million for amounts recorded in “Accrued expenses and other current liabilities” for the partial realization of tax benefits related to basis adjustments and net operating loss carryforwards.

Note 6 - Business Combination

Official Acquisition

On April 26, 2023, the Company entered into a definitive agreement to purchase all the outstanding shares of Newel Corporation (“Newel”) for a purchase price of approximately $10.0 million in cash. Newel (popularly known as Official) is an app that facilitates personal communication between partners. The Company acquired approximately $5.4 million in identifiable net assets and recognized goodwill of $4.6 million during the year ended December 31, 2023. The goodwill is not tax deductible.

Fruitz Acquisition

On January 31, 2022, the Company entered into a definitive agreement to purchase all of the outstanding shares of Flashgap SAS (“Flashgap”), pursuant to a Share Purchase Agreement dated January 31, 2022 (“Purchase Agreement”), by and among Bumble, Flashgap, and the company’s selling shareholders, for a purchase price of approximately $75.4 million. The Company acquired Flashgap (popularly known as Fruitz), a dating app with a Gen Z focus, to expand its product offerings. The acquisition of Fruitz was accounted for using the acquisition method of accounting which required that the assets acquired and liabilities assumed be recognized at their estimated fair values as of the acquisition date (based on Level 3 measurements). As detailed below, the Company entered into a contingent earn-out arrangement that was determined to be part of the purchase consideration. See Note 11, Fair Value Measurements, for further discussion.

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

During the year ended December 31, 2024, the Company recorded $24.7 million of impairment charges associated with the Fruitz asset group. See Note 8, Goodwill and Intangible Assets, Net for additional information.

For the years ended December 31, 2024, 2023 and 2022, the Company recognized transaction costs related to acquisitions of $0.2 million, $0.5 million and $1.1 million, respectively. These costs are recorded in “General and administrative expense” in the consolidated statements of operations.

Note 7 - Property and Equipment, net

A summary of the Company’s property and equipment, net is as follows (in thousands):

	December 31, 2024	December 31, 2023
Computer equipment	$24,701	$22,819
Leasehold improvements	4,906	4,765
Furniture and fixtures	699	709
Total property and equipment, gross	30,306	28,293
Accumulated depreciation	(21,811)	(15,831)
Total property and equipment, net	$8,495	$12,462

Depreciation expense related to property and equipment, net for the years ended December 31, 2024, 2023 and 2022 was $7.2 million, $9.1 million and $8.6 million, respectively.

Note 8 - Goodwill and Intangible Assets, net

Goodwill

The changes in the carrying amount of goodwill for the periods presented is as follows (in thousands):

	Gross Carrying Amount	Accumulated Impairment Losses	Net Carrying Amount
Balance as of December 31, 2022	$1,579,770	$—	$1,579,770
Acquisition	4,636	—	4,636
Foreign currency translation adjustment	1,344	—	1,344
Balance as of December 31, 2023	1,585,750	—	1,585,750
Impairment charge	—	(197,214)	(197,214)
Foreign currency translation adjustment	(2,307)	—	(2,307)
Balance as of December 31, 2024	$1,583,443	$(197,214)	$1,386,229

During the third quarter of 2024, the Company identified potential impairment triggering events indicating that the fair value of its reporting unit was more likely than not less than its carrying value. These triggering events included the Company’s revised 2024 outlook and a decrease in the Company’s stock price and market capitalization that was sustained during the third quarter of 2024. In accordance with ASC 350, Intangibles – Goodwill and Other, the Company performed a quantitative goodwill impairment test. The fair value of the reporting unit was estimated using a combination of two approaches, an income approach, employing a discounted cash flow model, and a market approach, employing a guideline public company approach. These valuation approaches require the Company to make various assumptions regarding the timing and amount of expected cash flows, including, but not limited to, the revenue growth rate, the discount rate and valuation multiples. As a result of this impairment test, the Company recognized a goodwill impairment charge of $197.2 million during the third quarter of 2024. The fair value of the Company’s reporting unit was impacted by its revised forecast, as well as adverse macroeconomic factors, including but not limited to, slower economic growth, a higher cost of borrowing, inflationary pressures, and fluctuations in foreign currency exchange rates. There were no impairment charges recorded for the year ended December 31, 2023 and 2022, respectively.

Intangible Assets, Net

A summary of the Company’s intangible assets, net is as follows (in thousands):

	December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment Losses	Net Carrying Amount	Weighted- Average Remaining Useful Life (Years)
Brands - indefinite-lived	$1,511,269	$—	$(811,269)	$700,000	Indefinite
Brands - definite-lived	41,199	(7,938)	(22,258)	11,003	4.8
Developed technology	266,440	(245,654)	(974)	19,812	2.8
User base	113,714	(113,424)	—	290	0.2
White label contracts	33,384	(6,953)	(26,431)	—	—
Other	34,129	(16,328)	—	17,801	3.7
Total intangible assets, net	$2,000,135	$(390,297)	$(860,932)	$748,906

	December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment Losses	Net Carrying Amount	Weighted- Average Remaining Useful Life (Years)
Brands - indefinite-lived	$1,511,269	$—	$(141,000)	$1,370,269	Indefinite
Brands - definite-lived	43,309	(5,301)	—	38,008	12.3
Developed technology	249,470	(193,777)	—	55,693	1.1
User base	113,760	(113,154)	—	606	0.5
White label contracts	33,384	(6,953)	(26,431)	—	—
Other	28,549	(8,835)	—	19,714	3.9
Total intangible assets, net	$1,979,741	$(328,020)	$(167,431)	$1,484,290

During the third quarter of 2024, the decline in the Company's stock price and market capitalization indicated that the fair value of the Company's indefinite-lived assets was more likely than not less than its carrying value. The Company evaluated the fair value of its indefinite-lived assets by using the relief from royalty methodology based on management’s assumptions. This valuation approach requires the Company to make various assumptions regarding the timing and amount of expected cash flows, including, but not limited to, the revenue growth rate, royalty rate, and discount rate. As a result, the Company recognized an impairment charge of $670.3 million associated with the indefinite-lived assets during the third quarter of 2024, representing the difference between the carrying value and the fair value of the Company's indefinite-lived intangible assets.

Additionally, the Company assessed the recoverability of our long-lived assets and definite-lived intangible assets at the asset group level and determined that the carrying value of the Fruitz asset group was not recoverable. The Company then evaluated the fair value of the Fruitz asset group using a discounted cash flow method, which required the Company to make various assumptions, including, but not limited to, the revenue growth rate and discount rate. As a result of this impairment test, the Company recognized $24.7 million of impairment charges during the third quarter of 2024. The impairment charges were allocated to the Fruitz asset group on a pro-rata basis based on the carrying amounts of the long-lived assets and definite-lived intangible assets. Additionally, the Company revised the remaining useful life of certain definite-lived intangible assets of Fruitz.

There were no impairment charges recorded in the year ended December 31, 2023. During the fourth quarter of 2022, the Company determined that the fair value of the Badoo brand was more likely than not less than its carrying value based on a review of qualitative factors and proceeded to compare the fair value with its carrying amount. We evaluated the fair value of Badoo brand by using the relief from royalty methodology based on management’s assumptions. As such, the Company recognized an impairment charge of $141.0 million in “Impairment loss” in the accompanying consolidated statements of operations. The valuation of intangible assets incorporates significant unobservable inputs and requires significant judgment and estimates, including the amount and timing of future cash flows. See Note 11, Fair Value Measurements, for additional information.

On July 1, 2024, the Company completed the acquisition of Geneva Technologies, Inc. (“Geneva”) for total cash consideration of $17.5 million, net of cash acquired. The principal assets of Geneva, which is a pre-revenue company, are a social networking and communications platform for building friendship and community and related intellectual property rights. As substantially all of the fair value of the acquired assets was concentrated in Geneva’s developed technology, the transaction did not meet the definition of a business combination. As such, the Company accounted for this transaction as an asset acquisition in accordance with ASC 805, Business Combinations. The Purchase Consideration was allocated to the acquired assets and liabilities based on their relative fair values, with $17.2 million allocated to developed technology, which will be amortized on a straight-line basis over four years, and $0.3 million allocated to other assets and liabilities.

Amortization expense related to intangible assets, net for the years ended December 31, 2024, 2023 and 2022 was $63.4 million, $59.0 million and $81.1 million, respectively.

As of December 31, 2024, amortization of intangible assets with definite lives is estimated to be as follows (in thousands):

Year ending December 31,
2025	$20,220
2026	10,914
2027	9,025
2028	4,541
2029 and thereafter	2,919
Total	$47,619

Note 9 - Restructuring

2024 Restructuring Plan

On February 27, 2024, the Company announced that it adopted a restructuring plan (the “2024 Restructuring Plan”) to reduce its global workforce by approximately 350 roles to better align its operating model with future strategic priorities and to drive stronger operating leverage. The 2024 Restructuring Plan was completed in the third quarter of 2024, and the Company incurred approximately $20.4 million in total non-recurring charges during the year ended December 31, 2024, consisting primarily of employee severance, benefits, and related charges for impacted employees.

2022 Restructuring Plan

On March 8, 2022, the Company announced that it adopted a restructuring plan (the “2022 Restructuring Plan”) to discontinue its existing operations in Russia and remove its apps from the Apple App Store and Google Play Store in Russia and Belarus. In connection with the 2022 Restructuring Plan, approximately 120 employees were impacted. The Company has substantially completed its exit from Russian operations as of December 31, 2022. Restructuring charges primarily consisted of right-of-use asset impairment, lease termination gain, severance benefits, relocation and other related costs.

During the year ended December 31, 2022, the Company determined that Moscow office was fully impaired and recorded an impairment charge of $4.4 million, which was included in “Impairment loss” in the accompanying consolidated statements of operations.

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

The Company did not record any restructuring charges during the year ended December 31, 2023.

The following table presents the total non-recurring restructuring charges by function for the periods indicated (in thousands):

	Year Ended December 31, 2024	Year Ended December 31, 2023	Year Ended December 31, 2022
Cost of revenue	$971	$—	$119
Selling and marketing	3,244	—	34
General and administrative	6,094	—	292
Product development	10,046	—	1,018
Total	$20,355	$—	$1,463

The following table summarizes the restructuring related liabilities (in thousands):

	Employee Related Benefits	Other	Total
Balance as of December 31, 2022	$499	$—	$499
Reversal of restructuring charges	(499)	—	(499)
Balance as of December 31, 2023	$—	$—	$—
Restructuring charges	19,032	1,323	20,355
Cash payments	(18,572)	(1,323)	(19,895)
Balance as of December 31, 2024	$460	$—	$460

Note 10 - Other Financial Data

Consolidated Balance Sheets Information

Other current assets are comprised of the following balances (in thousands):

	December 31, 2024	December 31, 2023
Capitalized aggregator fees	$10,979	$12,390
Prepayments	17,079	9,831
Other current assets	10,178	12,511
Total other current assets	$38,236	$34,732

Accrued expenses and other current liabilities are comprised of the following balances (in thousands):

	December 31, 2024	December 31, 2023
Legal liabilities	$—	$65,761
Payroll and related expenses	23,443	29,355
Marketing expenses	23,155	22,622
Professional fees	5,480	8,724
Lease liabilities	3,099	1,171
Income tax payable	2,794	958
Contingent earn-out liability	2,550	22,758
Payable to related parties pursuant to a tax receivable agreement	15,806	22,807
Other accrued expenses and other payables	6,473	11,643
Total accrued expenses and other current liabilities	$82,800	$185,799

Other long-term liabilities are comprised of the following balances (in thousands):

	December 31, 2024	December 31, 2023
Lease liabilities	$9,321	$13,273
Other liabilities	14,893	1,434
Total other long-term liabilities	$24,214	$14,707

Consolidated Statement of Cash Flows Information

Supplemental cash flow information is as follows (in thousands):

	Year Ended December 31, 2024	Year Ended December 31, 2023	Year Ended December 31, 2022
Taxes paid	$7,248	$7,592	$46,850
Interest paid	51,601	34,052	26,154

Note 11 - Fair Value Measurements

The following tables present the Company’s financial instruments that are measured at fair value on a recurring basis (in thousands):

	December 31, 2024
	Level 1	Level 2	Level 3	Total Fair Value Measurements
Assets:
Cash equivalent - money market funds	$102,309	$—	$—	$102,309
Derivative asset	—	5,852	—	5,852
Investments in equity securities	—	—	1,150	1,150
	$102,309	$5,852	$1,150	$109,311
Liabilities:
Contingent earn-out liability	—	—	2,550	2,550
	$—	$—	$2,550	$2,550

	December 31, 2023
	Level 1	Level 2	Level 3	Total Fair Value Measurements
Assets:
Cash equivalent - money market funds	$237,087	$—	$—	$237,087
Derivative asset	—	8,288	—	8,288
Investments in equity securities	—	—	1,735	1,735
	$237,087	$8,288	$1,735	$247,110
Liabilities:
Contingent earn-out liability	—	—	22,758	22,758
	$—	$—	$22,758	$22,758

There were no transfers between levels between December 31, 2023 and December 31, 2024.

The carrying value of accounts receivable, accounts payable, income tax payable, accrued expenses and other payables approximate their fair values due to the short-term maturities of these instruments.

The Company uses interest rate derivative instruments to manage the risk related to fluctuating cash flows from interest rate changes on the debt. These instruments are not designated as hedges for accounting purposes and are recorded in “Other current assets,” “Other noncurrent assets,” “Accrued expense and other current liabilities” or “Other long-term liabilities,” with changes in fair value recognized in “Interest income (expense), net.” The Company's derivative asset, which consists of interest rate swaps, is measured at fair value on a recurring basis using observable market data (Level 2) and totaled $5.9 million and $8.3 million as of December 31, 2024 and 2023, with the total fair value movement of $(2.4) million and $(13.8) million, respectively. The fair value of interest rate swaps is estimated using a combined income and market-based valuation methodology based on Level 2 inputs, including forward interest rate yield curves obtained from independent pricing services. Derivative assets are included in “Other noncurrent assets” as of December 31, 2024 and “Other current assets” as of December 31, 2023 in the accompanying consolidated balance sheets.

As of December 31, 2024, there is a contingent consideration arrangement, consisting of an earn-out payment to former shareholders of Worldwide Vision Limited of up to $150.0 million. The Company determined the fair value of the contingent earn-out liability by using a probability-weighted analysis, and, if the arrangement is long-term in nature, applying a discount rate that captures the risks associated with the duration of the obligation. The number of scenarios in the probability-weighted analyses vary; generally, more scenarios are prepared for longer duration and more complex arrangements. As of December 31, 2024 and 2023, the fair value of the contingent earn-out liability reflects a risk-free rate of 4.2% and 5.0%, respectively. The Company’s contingent earn-out liability is measured at fair value on a recurring basis using significant unobservable inputs (Level 3). As of December 31, 2024 and 2023, the contingent earn-out liability was $2.6 million and $22.8 million, respectively, which was included in “Accrued expenses and other current liabilities” in the accompanying consolidated balance sheets.

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

The Company classified contingent earn-out arrangements as liabilities at the time of the acquisition, as they will be settled in cash, and remeasures the fair values of the contingent earn-out liabilities each reporting period thereafter until settled. The fair value of the contingent earn-out liabilities are sensitive to changes in the stock price, discount rates and the timing of the future payments, which are based upon estimates of future achievement of the performance metrics. Changes in fair values of contingent earn-out liabilities are recognized in “General and administrative expense” in the accompanying consolidated statements of operations. The change in fair value of the contingent earn-out liability for the years ended December 31, 2024, 2023 and 2022 was $(20.2) million, $(29.6) million and $(47.1) million, respectively.

Assets and liabilities that are measured at fair value on a non-recurring basis include indefinite-lived intangible assets, long-lived assets, definite-lived intangible assets and goodwill. During the year ended December 31, 2024, the Company recorded impairment charges of $670.3 million for indefinite-lived intangible assets, $24.7 million for the Fruitz asset group and $197.2 million for goodwill. The Company determined the fair value of indefinite-lived intangible assets, Fruitz long-lived assets and definite-lived intangible assets and its reporting unit for goodwill impairment using unobservable inputs (Level 3). Refer to Note 2, Summary of Selected Significant Accounting Policies and Note 8, Goodwill and Intangible Assets, Net.

Note 12 - Debt

Total debt is comprised of the following (in thousands):

	December 31, 2024	December 31, 2023
Term Loan due January 29, 2027	$621,313	$627,063
Less: unamortized debt issuance costs	4,217	6,137
Less: current portion of debt, net	5,750	5,750
Total long-term debt, net	$611,346	$615,176

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

On December 17, 2024, the Company entered into Amendment No. 3 to the Credit Agreement, which extended the maturity of the Revolving Credit Facility to June 17, 2026 with no changes to the other terms of the Revolving Credit Facility.

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

The interest rates in effect for the Original Term Loan and the Incremental Term Loan as of December 31, 2024 were 7.42% and 7.92%, respectively. Interest expense, including the amortization of debt issuance costs, was $53.4 million, $52.3 million, and $30.9 million for the years ended December 31, 2024, 2023, and 2022, respectively. The Original Term Loan Facility amortizes in equal quarterly installments in aggregate annual amounts equal to 1.00% of the principal amount of the Original Term Loan Facility outstanding as of the date of the closing of the Original Term Loan Facility, with the balance being payable at maturity on January 29, 2027. The Incremental Term Loan Facility amortizes in equal quarterly installments in aggregate annual amounts equal to 1.00% of the principal amount of the Incremental Term Loan Facility outstanding as of the date of the closing of the Incremental Term Loan Facility, with the balance being payable at maturity on January 29, 2027. Following the $200.0 million aggregate principal payment of amount of outstanding indebtedness during the three months ended March 31, 2021 quarterly installment payments on the Incremental Term Loan Facility are no longer required for the remaining term of the facility. Principal amounts outstanding under the Revolving Credit Facility, as amended, are due and payable in full at maturity on June 17, 2026. As of December 31, 2024, and at all times during the year ended December 31, 2024, the Company was in compliance with the financial debt covenants.

As the loans are issued with a floating rate of interest, the Company believes that the fair value of the obligations is approximated by the principal amount of the loans as of December 31, 2024. The carrying value of the Term Loans includes the outstanding principal amount, less unamortized debt issuance costs. Therefore, the Company assumes the carrying value of the debt, before any transaction costs, would closely approximate the fair value of the loan obligation based on Level 2 inputs since the term loans carry variable interest rates that are based on the SOFR.

Future maturities of long-term debt as of December 31, 2024, were as follows (in thousands):

2025	$5,750
2026	5,750
2027	609,813
2028 and thereafter	—
Total	$621,313

Note 13 - Shareholders' Equity

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

Amended and Restated Certificate of Incorporation

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

As of December 31, 2024 and 2023, there were 107,107,632 shares and 130,687,629 shares of Class A common stock outstanding, respectively.

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

As of each of December 31, 2024 and 2023, there were 20 shares of Class B common stock outstanding.

Preferred Stock

The Company is authorized to issue, without the approval of its stockholders, one or more series of preferred stock. The Board may determine, with respect to any series of preferred stock, the powers (including voting powers), preferences and relative, participating, optional or other special rights.

As of each of December 31, 2024 and 2023, no preferred stock had been issued.

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

Bumble did not sell any shares of Class A common stock in this offering and did not receive any of the proceeds from the sales. Bumble paid the costs associated with the sales of shares by the Blackstone Selling Stockholders and the Founder, net of the underwriting discounts.

Share Repurchase Program

In May 2023, the Board of Directors approved a share repurchase program of up to $150.0 million of its outstanding Class A common stock with repurchases under the program to be made on a discretionary basis from time to time, subject to general business and market conditions and other investment opportunities, through open market purchases or other means, including privately negotiated transactions. The Company announced increases in the share repurchase program authorized amount from $150.0 million to $300.0 million in November 2023 and from $300.0 million to $450.0 million in May 2024. During the year ended December 31, 2024, the Company repurchased 25.1 million shares of Class A common stock and 2.0 million Common Units for $214.4 million, excluding excise tax obligations. During the year ended December 31, 2023, the Company repurchased 7.8 million shares of Class A common stock and 3.2 million Common Units for $157.1 million. As of December 31, 2024, the 32.9 million treasury shares were retired. As of December 31, 2024, a total of $78.8 million remains available for repurchase under the repurchase program. See Note 17, Related Party Transactions, for additional information on share repurchases from Blackstone.

Distributions

No dividends were paid in the years ended December 31, 2024, 2023 and 2022. No dividends were outstanding at December 31, 2024 and 2023.

Note 14 - Loss per Share

The following table sets forth a reconciliation of the numerators used to compute the Company's basic and diluted loss per share (in thousands).

	Year Ended December 31, 2024	Year Ended December 31, 2023	Year Ended December 31, 2022
Numerator:
Net loss	$(768,374)	$(1,868)	$(114,124)
Net earnings (loss) attributable to noncontrolling interests	(211,366)	2,345	(34,378)
Net loss attributable to Bumble Inc. shareholders	$(557,008)	$(4,213)	$(79,746)

The following table sets forth the computation of the Company's basic and diluted loss per share (in thousands, except share amounts, and per share amounts).

	Year Ended December 31, 2024	Year Ended December 31, 2023	Year Ended December 31, 2022
Basic loss per share attributable to common stockholders
Numerator
Allocation of net loss attributable to Bumble Inc. shareholders	$(557,267)	$(4,286)	$(79,691)
Less: net loss attributable to participating securities	—	—	—
Net loss attributable to common stockholders	$(557,267)	$(4,286)	$(79,691)
Denominator
Weighted average number of shares of Class A common stock outstanding	120,824,549	134,936,824	129,421,157
Basic loss per share attributable to common stockholders	$(4.61)	$(0.03)	$(0.62)

Diluted loss per share attributable to common stockholders
Numerator
Allocation of net loss attributable to Bumble Inc. shareholders	$(557,267)	$(4,315)	$(79,691)
Increase in net loss attributable to common shareholders upon conversion of potentially dilutive Common Units	—	—	—
Less: net loss attributable to participating securities	—	—	—
Net loss attributable to common stockholders	$(557,267)	$(4,315)	$(79,691)
Denominator
Number of shares used in basic computation	120,824,549	134,936,824	129,421,157
Add: weighted-average effect of dilutive securities	—	—	—
Weighted average shares of Class A common stock outstanding used to calculate diluted loss per share	120,824,549	134,936,824	129,421,157
Diluted loss per share attributable to common stockholders	$(4.61)	$(0.03)	$(0.62)

The following table sets forth potentially dilutive securities that were excluded from the diluted loss per share computation because the effect would be anti-dilutive, or issuance of such shares is contingent upon the satisfaction of certain conditions which were not satisfied by the end of the periods:

	Year Ended December 31, 2024	Year Ended December 31, 2023	Year Ended December 31, 2022
Time-vesting awards:
Options	4,936,095	3,528,145	2,946,118
Restricted shares	6,366	32,255	58,247
RSUs	7,198,957	6,557,643	4,845,852
Incentive units	935,078	462,301	3,857,248
Total time-vesting awards	13,076,496	10,580,344	11,707,465

Exit-vesting awards:
Options	58,062	79,908	164,362
Restricted shares	3,690	28,386	55,744
RSUs	84,065	333,296	761,473
Incentive units	619,036	843,551	3,724,214
Total exit-vesting awards	764,853	1,285,141	4,705,793
Total	13,841,349	11,865,485	16,413,258

Note 15 - Stock-based Compensation

Total stock-based compensation cost, net of forfeitures was as follows:

(in thousands)	Year Ended December 31, 2024	Year Ended December 31, 2023	Year Ended December 31, 2022
Cost of revenue	$690	$4,054	$3,819
Selling and marketing expense	(1,296)	9,803	8,064
General and administrative expense	22,673	52,008	63,575
Product development expense	4,178	38,473	35,550
Total stock-based compensation expense	$26,245	$104,338	$111,008

During the year ended December 31, 2024, stock-based compensation expense decreased from the same periods in 2023 and 2022, primarily due to forfeitures and headcount reductions.

2021 Omnibus Plan Adoption

In connection with the IPO, the Company adopted the 2021 Omnibus Plan, which became effective on the date immediately prior to the effective date of the IPO. The Company initially reserved 30,000,000 shares of Class A common stock for the issuance of awards under the 2021 Omnibus Plan. The number of shares available for issuance under the 2021 Omnibus Plan will be increased automatically on January 1 of each fiscal year, by a number of shares of our Class A common stock equal to the least of (i) 12,000,000 shares of Class A common stock; (ii) 5% of the total number of shares of Class A common stock outstanding on the last day of the immediately preceding fiscal year, and (iii) a lower number of shares as may be determined by the Board. For each of 2022 and 2023, the Board affirmed that the number of shares available for issuance under the 2021 Omnibus Plan did not increase pursuant to the automatic adjustment provision. For 2024 and 2025, the Board approved increases of 6,534,381 shares and 5,355,382 shares, respectively, available for issuance under the 2021 Omnibus Plan, which represents, in each case, 5% of the total number of shares of Class A common stock outstanding on the last day of the immediately preceding fiscal year.

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

Compensation cost related to the Exit-Vesting awards for the years ended December 31, 2024, 2023 and 2022 was $2.3 million, $13.2 million and $31.3 million, respectively.

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

The following table summarizes information around Incentive Units in Bumble Holdings. These include grants of Class B Units that were reclassified into Incentive Units as described above, as well as Incentive Units issued to new recipients:

	Time-Vesting Incentive Units		Exit-Vesting Incentive Units
	Number of Awards	Weighted- Average Participation Threshold	Number of Awards	Weighted- Average Participation Threshold
Unvested as of December 31, 2023	2,014,042	$13.11	1,817,295	$12.89
Granted	—	—	—	—
Vested	(935,103)	12.44	(1,075,043)	12.46
Forfeited	(143,861)	19.15	(123,216)	18.94
Unvested as of December 31, 2024	935,078	$12.85	619,036	$12.43

As of December 31, 2024, total unrecognized compensation cost related to the Time-Vesting Incentive Units is $0.3 million, which is expected to be recognized over a weighted-average period of 0.2 years. Total unrecognized compensation cost related to the Exit-Vesting Incentive Units is $0.6 million, which is expected to be recognized over a weighted average period of 0.6 years.

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

The following table summarizes information around restricted shares in the Company:

	Time-Vesting Restricted Shares of Class A Common Stock		Exit-Vesting Restricted Shares of Class A Common Stock
	Number of Awards	Weighted- Average Grant Date Fair Value	Number of Awards	Weighted- Average Grant Date Fair Value
Unvested as of December 31, 2023	32,255	$6.87	28,386	$17.13
Granted	—	—	—	—
Vested	(15,824)	6.87	(9,823)	17.20
Forfeited	(10,065)	6.81	(14,873)	17.05
Unvested as of December 31, 2024	6,366	$6.96	3,690	$17.25

As of December 31, 2024, total unrecognized compensation cost related to the Time-Vesting restricted shares is $1.0 thousand, which is expected to be recognized over a weighted-average period of 0.1 years. Total unrecognized compensation cost related to the Exit-Vesting restricted shares is $6.4 thousand, which is expected to be recognized over a weighted average period of 0.5 years.

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

The following table summarizes information around RSUs in the Company, which includes grants of Phantom Class B Units that were reclassified into RSUs in conjunction with the IPO, as well as RSUs issued to new recipients and non-employee directors:

	Time-Vesting RSUs		Exit-Vesting RSUs
	Number of Awards	Weighted- Average Grant-Date Fair Value	Number of Awards	Weighted- Average Grant-Date Fair Value
Unvested as of December 31, 2023	6,557,643	$25.41	333,296	$42.79
Granted	5,720,521	10.41	—	—
Vested	(2,322,852)	25.84	(172,541)	42.79
Forfeited	(2,756,355)	23.77	(76,690)	42.79
Unvested as of December 31, 2024	7,198,957	$13.97	84,065	$42.79

The total fair value of RSUs as of the respective vesting dates during the years ended December 31, 2024, 2023, and 2022 was $27.4 million, $42.1 million, and $23.5 million, respectively. As of December 31, 2024, total unrecognized compensation cost related to the Time-Vesting RSUs is $48.6 million, which is expected to be recognized over a weighted-average period of 2.7 years. Total unrecognized compensation cost related to the Exit-Vesting RSUs is $0.3 million, which is expected to be recognized over a weighted average period of 0.6 years.

Options

Options have a maximum contractual term of 10 years. Time-Vesting stock options either vest over a four or a five-year period. The expense for Time-Vesting stock options is recognized under a graded expense attribution model. As described above in the section headed “Post-IPO Modification of Exit Vesting Awards”, the Exit-Vesting stock options vest in 36 equal monthly installments, beginning on August 29, 2022. If the performance conditions based on a liquidity event are met prior to their respective time-vesting schedules, vesting of these Exit-Vesting awards will be accelerated.

We estimate the fair value of stock options on the date of grant using a Black-Scholes option-pricing valuation model, which uses the expected option term, stock price volatility, and the risk-free interest rate. The expected option term assumption reflects the period for which we believe the option will remain outstanding. We elected to use the simplified method to determine the expected option term, which is the average of the option’s vesting and contractual term, as we do not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term due to the limited period of time our shares have been publicly traded. Our computation of expected volatility is based on the historical volatility of selected comparable publicly-traded companies over a period equal to the expected term of the option. The risk-free interest rate reflects the U.S. Treasury yield curve for a similar instrument with the same expected term in effect at the time of the grant. The following assumptions were utilized to calculate the fair value of Time-Vesting Options granted during the year ended December 31, 2024, 2023 and 2022:

	Year Ended December 31, 2024	Year Ended December 31, 2023	Year Ended December 31, 2022
Volatility	57%-58%	60%-80%	56%-70%
Expected Life	7 years	7 years	7 years
Risk-free rate	4.0% - 4.6%	3.7% - 4.4%	1.7% - 3.9%
Fair value per unit	$5.26 - $8.95	$10.00 - $15.30	$13.94 - $17.66
Dividend yield	0.0%	0.0%	0.0%

The following table summarizes the Company’s option activity as it relates to Time-Vesting stock options as of December 31, 2024:

	Number of Options	Weighted- Average Exercise Price Per Share	Weighted- Average Grant Date Fair Value Per Share	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2023	3,528,145	$30.87	$17.75
Granted	3,973,562	12.02	7.46
Exercised	—	—	—
Forfeited	(1,556,287)	23.45	14.24
Expired	(1,009,325)	$33.40	$19.29
Outstanding as of December 31, 2024	4,936,095	$17.52	$10.23	8.5	$—
Exercisable as of December 31, 2024	880,319	$34.12	$18.41	6.0	$—

The following table summarizes the Company’s option activity as it relates to Exit-Vesting stock options as of December 31, 2024:

	Number of Options	Weighted- Average Exercise Price Per Share	Weighted- Average Grant Date Fair Value Per Share	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2023	79,908	$43.00	$22.21
Granted	—	—	—
Exercised	—	—	—
Forfeited	(10,318)	43.00	22.21
Expired	(11,528)	$43.00	$22.21
Outstanding as of December 31, 2024	58,062	$43.00	$22.21	6.1	$—
Exercisable as of December 31, 2024	46,768	$43.00	$22.21	6.1	$—

As of December 31, 2024, total unrecognized compensation cost related to the Time-Vesting options is $16.3 million, which is expected to be recognized over a weighted-average period of 3.0 years. Total unrecognized compensation cost related to the Exit-Vesting options is $16.9 thousand, which is expected to be recognized over a weighted-average period of 0.6 years.

The weighted-average exercise price exceeded the market price as of December 31, 2024, and as such, resulted in the aggregate intrinsic value to be negative for all of the Company’s stock options (referred to as “out-of-the money”).

Employee Stock Purchase Plan

In connection with the IPO, on February 10, 2021, Bumble Inc. adopted the 2021 Employee Stock Purchase Plan (the “ESPP”). The ESPP allows the Company to make one or more offerings to its employees to purchase shares under the ESPP. The first offering will begin and end on dates to be determined by the plan administrator. The ESPP allows participants to purchase Class A common stock through contributions of up to 15% of their total compensation. The purchase price of the Class A common stock will be 85% of the lesser of the fair market value of our Class A common stock as determined on the applicable grant date or the applicable purchase period end date (provided that, in no event may the purchase price be less than the par value per share of our Class A common stock). The Company has initially reserved 4,500,000 shares of Class A common stock for issuance under the ESPP. The number of shares available for issuance under the ESPP will be increased automatically on January 1 of each fiscal year beginning in 2022 by a number of shares of our Class A common stock equal to the lesser of (i) the positive difference between 1% of the shares outstanding on the final day of the immediately preceding fiscal year and the ESPP share reserve on the final day of the immediately preceding fiscal year; and (ii) a lower number of shares as may be determined by the Board. Since the adoption of the ESPP, the Board has elected not to approve an increase to the number of shares available for issuance under the ESPP on January 1 of each fiscal year. As of December 31, 2024, the ESPP has not been activated and there were no offering periods during 2024.

Note 16 - Benefit Plans

Long-Term Incentive Plan

The Company established a long-term cash incentive plan (the “LTIP”) on June 1, 2018 with an estimated performance measurement period of three to four years. Performance was measured based on the Company’s performance against the following pre-established targets: (i) the target monthly average users; (ii) revenue, and (iii) profits. The Company recorded expense for the LTIP of $1.1 million, nil and nil in the years ended December 31, 2024, 2023 and 2022, respectively. As of December 31, 2024 and December 31, 2023, the Company had an accrued balance of $1.0 million and nil for the LTIP, respectively.

Defined Contribution Plan

The Company participates in various benefit plans, principally defined contribution plans. The Company’s contributions for these plans for the year ended December 31, 2024, 2023 and 2022, are $6.1 million, $6.2 million and $5.4 million, respectively.

Note 17 - Related Party Transactions

In the ordinary course of operations, the Company enters into transactions with related parties, as discussed below. The following table summarizes balances with related parties (in thousands):

Related Party relationship	Type of Transaction	Financial Statement Line	Year Ended December 31, 2024	Year Ended December 31, 2023	Year Ended December 31, 2022
Other	Moderator costs	Cost of revenue	$7,086	$5,489	$1,753
Other	Advertising revenue	Revenue	1,131	788	501
Other	Marketing costs	Selling and marketing expense	5,706	5,573	3,292
Other	Tax receivable agreement liability remeasurement expense	Other income (expense), net	8,341	10,341	5,332
Shareholder	Consulting expenses	General and administrative expense	—	425	—

Related Party relationship	Type of Transaction	Financial Statement Line	December 31, 2024	December 31, 2023
Other	Tax receivable agreement	Payable to related parities pursuant to a tax receivable agreement and Accrued expenses and other current liabilities	$416,732	$430,196

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

Other

The Company recognizes advertising revenues and incurs marketing expenses from Liftoff Mobile Inc. ("Liftoff"), a company in which Blackstone affiliated funds hold a controlling interest. The Company uses TaskUs Inc. ("TaskUs"), a company in which Blackstone affiliated funds hold a controlling interest, for moderator services. In addition, the Company incurred consulting expenses from Blackstone.

Note 18 - Segment and Geographic Information

The Company operates as one operating segment with revenue primarily derived in the form of recurring subscriptions and in-app purchases. The Company’s CODM is the Chief Executive Officer. The CODM assesses performance of the operating segment and decides how to allocate resources based on revenue, operating earnings (loss), and net earnings (loss) presented on a consolidated basis. Furthermore, the CODM reviews and utilizes functional expenses (cost of revenue, sales and marketing, general and administrative, and product development) at the consolidated level to manage the Company's operations. There are no segment managers who are held accountable for operations and operating results below the consolidated level. Accordingly, the Company reports as one segment and all required segment financial information can be found in the consolidated statements of operations.

Revenue by major geographic region is based upon the location of the customers who receive the Company's services. The information below summarizes revenue by geographic area, based on customer location (in thousands):

	Year Ended December 31, 2024		Year Ended December 31, 2023		Year Ended December 31, 2022
United States	$516,932	48%	$556,139	53%	$509,937	56%
Rest of the world	554,711	52%	495,691	47%	393,566	44%
Total	$1,071,643	100%	$1,051,830	100%	$903,503	100%

The United States is the only country with revenues of 10% or more of the Company’s total revenue.

As the Company operates its business under one segment, there is no difference between its segment assets and the total consolidated assets. The information below summarizes property and equipment, net by geographic area (in thousands):

	December 31,	December 31,
	2024	2023
United Kingdom	$3,472	$4,522
United States	2,021	2,836
Czech Republic	2,030	2,952
Rest of the world	972	2,152
Total	$8,495	$12,462

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

These actions frequently seek putative damages that may significantly exceed our assessment of any reasonably possible loss from the resolution of such actions. We record a liability for legal claims when the Company determines that a loss is probable and the amount can be reasonably estimated, and, if the liability is material, we disclose the amount of the liability reserved. Except as otherwise disclosed below, while it is reasonably possible that a loss for a particular matter may be incurred in excess of recorded amounts as of

December 31, 2024, a reasonable estimate of the amount or range of possible loss in excess of amounts already accrued cannot be made at this time.

These matters are subject to inherent uncertainties and it is possible that an unfavorable outcome of one or more of these legal proceedings or other contingencies could have a material impact on the business, financial condition, or results of operations of the Company.

Litigation Related to the Illinois Biometric Information Privacy Act (the “BIPA”)

In late 2021 and early 2022, four putative class action lawsuits were filed against the Company alleging that certain features of the Badoo or Bumble apps violate the Illinois BIPA. Each of these lawsuits allege that the apps used facial geometry scans in violation of BIPA’s authorization, consent, and data retention policy provisions. Plaintiffs in these lawsuits seek statutory damages, compensatory damages, attorneys’ fees, injunctive relief, and (in one action) punitive damages. The parties reached a proposed class action settlement in these lawsuits, which were consolidated on May 30, 2024. The settlement was preliminarily approved on June 6, 2024, and the Court entered a final approval order as to the settlement on October 23, 2024.

Between September 2023 and March 2024, the Company received approximately 29,000 pre-arbitration demands regarding Bumble’s alleged violation of BIPA. The parties reached settlements to resolve all of these individual demands, and the settlements have been fully paid as of August 1, 2024.

For the year ended December 31, 2024, we recorded $2.5 million in costs in connection with the aforementioned class and individual matters.

In February 2024, an additional class action lawsuit was filed in Illinois alleging that certain features of Bumble app violate BIPA. The case was voluntarily dismissed on December 5, 2024.

Proceedings Related to the September 2021 Secondary Public Stock Offering (the “SPO”)

Six shareholder derivative complaints were filed in the United States District Court for the Southern District of New York, United States District Court for the District of Delaware and Delaware Court of Chancery against the Company and certain directors and officers alleging that the Registration Statement and prospectus used for the SPO contained false and misleading statements or omissions by failing to disclose certain information concerning Bumble and Badoo app paying users and related trends and issues with the Badoo app payment platform, and that as a result of the foregoing, Bumble’s business metrics and financial prospects were not as strong as represented in the SPO Registration Statement and prospectus. The Glover-Mott shareholder derivative complaint was filed in April 2022 in federal court. The Michael Schirano shareholder derivative complaint was filed in May 2023 in federal court. The United States District Court for the District of Delaware ordered the two actions consolidated in August 2023 under the caption In Re Bumble Inc. Stockholder Derivative Litigation. An amended consolidated complaint was filed in August 2023 alleging violations of Section 14(a) of the Exchange Act, Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder, and Section 29(b) of the Exchange Act, as well as for breach of fiduciary duty, waste, and unjust enrichment against, among others, management, our Board of Directors and Blackstone. The complaint seeks unspecified damages; rescission of certain employment agreements between the individual defendants and the Company, disgorgement from defendants of any improperly or unjustly obtained profits or benefits; an award of costs and disbursements, including reasonable attorneys’ fees; punitive damages; pre- and post-judgment interest; and an order that the Company be directed to take action to reform its corporate governance and internal procedures.

Two federal court shareholder derivative complaints were voluntarily dismissed in July 2023.

In January 2023 and February 2023, purported shareholders Alberto Sanchez and City of Vero Beach Police Officers’ Retirement Trust Fund, respectively, filed shareholder derivative complaints in the Delaware Court of Chancery. In March 2023, the Delaware Court of Chancery consolidated those actions under the caption In re Bumble Inc. Stockholder Derivative Litigation. In April 2023, the plaintiffs filed a consolidated complaint that asserts claims for breach of fiduciary duty and unjust enrichment against, among others, management, our Board of Directors, and Blackstone. The complaint seeks unspecified damages; a finding that the individual defendants breached their fiduciary duties; disgorgement from defendants of any unjustly obtained profits or benefits; and an award of costs and disbursement, including attorneys’ fees, accountants’ fees, and experts’ fees. In October 2023, the court denied defendants’ motion to dismiss the consolidated complaint.

In August 2023, Bumble received litigation demands from (i) counsel representing the purported Bumble shareholder who filed the voluntarily dismissed William B. Federman Irrevocable Trust derivative action in the U.S. District Court for the District of Delaware and (ii) counsel representing the purported Bumble shareholder who filed the voluntarily dismissed Dana Messana derivative action in the U.S. District Court for the District of Delaware. Both litigation demands were directed to the Bumble Board and contain factual allegations involving the September 2021 SPO that are generally consistent with those in the derivative litigation filed in state and federal court. The letters demand, among other things, that Bumble’s Board undertake an independent investigation into alleged legal violations, and that Bumble commence a civil action to pursue related claims against any individuals who allegedly harmed Bumble. In November 2023, Bumble formed a Special Litigation Committee (“SLC”) to investigate the claims at-issue in the In Re Bumble

Inc. Stockholder Derivative Litigation pending in the United States District Court for the District of Delaware and Delaware Court of Chancery, as well as the William B. Federman Irrevocable Trust and Dana Messana litigation demands. In January 2024, the Delaware Court of Chancery entered an order staying the litigation for 180 days to allow the SLC to conduct its investigation, and the United States District Court for the District of Delaware so-ordered a stipulation similarly staying the litigation. On July 25, 2024, the SLC submitted a report of its factual findings and legal analysis. The SLC determined that terminating and dismissing the litigation would best serve the interests of the Company and its stockholders. The SLC moved to terminate and dismiss with prejudice the litigation pending in the Delaware Court of Chancery. The SLC also informed counsel for the shareholders who brought litigation demands (William B. Federman Irrevocable Trust and Dana Messana) of its findings. In October 2024, the SLC filed a motion in the Delaware Court of Chancery to terminate the action, which motion remains pending, and the United States Court for the District of Delaware granted a stay of the litigation pending a decision on the SLC’s motion to terminate the Delaware Court of Chancery action. Management is unable to determine a range of potential losses that is reasonably possible of occurring.

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

Proceedings Related to 2024 Financial Results

On September 24, 2024, a purported securities class action complaint was filed in the United States District Court for the Western District of Texas, naming the Company and certain of its current executives and directors as defendants. The complaint asserts claims under Sections 10(b) and 20(a) of the Exchange Act, alleging that the defendants made or disseminated materially false and misleading statements and/or concealed material adverse facts concerning Bumble’s relaunch strategy announced in 2024. The class action complaint seeks unspecified damages and an award of costs and expenses, including reasonable attorneys’ fees, as well as equitable relief. On December 19, 2024, the court appointed a lead plaintiff in the matter. Pursuant to the court’s scheduling order, entered on January 7, 2025, the lead plaintiff is required to file an amended complaint by March 24, 2025, and the Company is required to file a response to the amended complaint by May 23, 2025.

Additionally, between October and December 2024, three shareholder derivative complaints were filed in the United States District Court for the Western District of Texas (the Gavin, Mayo, and Harnum matters, respectively), naming as defendants certain of our current and former executives and directors, as well as the Company as a nominal defendant. The complaints assert state and federal claims based on the same alleged misstatements as the securities class action complaint. The complaints seek unspecified damages, attorneys’ fees, and other costs. The Company’s deadline to respond in the Gavin and Mayo matters is April 11 and April 14, 2025, respectively. The Company has not yet been served in the Harnum matter.

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

As of December 31, 2024 and December 31, 2023, the Company determined that provisions of nil and $65.8 million, respectively, reflect our best estimate of any probable future obligation for the Company’s litigations. During the year ended December 31, 2024, the Company paid $66.1 million to settle litigation matters, which amount is accordingly no longer reflected in the provision as of December 31, 2024. Legal expenses are included in “General and administrative expense” in the accompanying consolidated statements of operations.

Purchase Commitments

In November 2024, the Company amended an agreement with one of our third-parties related to cloud services, which superseded and replaced the May 2023 agreement. Under the amended terms, the Company is committed to pay a minimum of $9.5 million over a period of 12 months. If at the end of the 12 months, or upon early termination, the Company has not reached the $9.5 million in spend, the Company will be required to pay for the difference between the sum of fees already incurred and the minimum commitment. As of December 31, 2024, the minimum commitment remaining with this third-party was $8.9 million. In October 2024, the Company amended an agreement with another third-party related to cloud services, which superseded and replaced the April 2021 agreement. Under the amended terms, the Company is committed to pay a total of approximately $12.4 million over a period of 36 months from October 2024. At the end of the 36 months, or upon early termination, any unused consumption capacity will expire unless a renewal agreement is executed. As of December 31, 2024, the total commitment fee remaining with this third-party was $8.2 million.

Note 20 - Subsequent Events

In January 2025, the Company repurchased 1.8 million shares of Class A common stock pursuant to a trading plan under Rule 10b5-1 of the Exchange Act, in the amount of $14.1 million, excluding excise tax obligations. As of January 31, 2025, a total of $64.7 million remained available for repurchase under the program.

In February 2025, the Company announced its decision to discontinue the Fruitz and Official apps, which the Company expects to be completed in the first half of 2025. As of December 31, 2024, assets of Fruitz and Official subsidiaries were less than 1% of the total consolidated assets. For the year ended December 31, 2024, revenue from Fruitz and Official were less than 2% of the total consolidated revenue. The Company will incur a one-time charge in the first half of 2025 primarily related to severance costs and other costs associated with discontinuing the apps, which are not expected to be material.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Bumble’s management conducted an evaluation, under the supervision and with the participation of its Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and our disclosure controls and procedures (as defined by Rule 14a-15(e) and 15d-15(e) of the Exchange Act) at December 31, 2024. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time period specified in the rules and forms of the SEC, and that such information is accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Based upon the evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were not effective at December 31, 2024 due to a material weakness in our internal control over financial reporting described below.

Notwithstanding this material weakness noted above, our management, including our CEO and CFO, has concluded that our financial statements included in this Annual Report present fairly, in all material respects, our financial position, results of operations, and cash flows for the periods presented in accordance with GAAP.

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

Management, including our CEO and CFO, has assessed the effectiveness of our internal control over financial reporting as of December 31, 2024, based on the framework set forth in Internal Control-Integrated Framework(2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Management identified a material weakness in the design of controls related to foreign currency translation resulting from certain intercompany loan transactions. This resulted in immaterial errors impacting Other income (expense), net and Change in foreign currency translation adjustment for the three and nine months ended September 30, 2024. The errors were corrected for the annual financial statements for the year ended December 31, 2024 and there were no changes to previously released financial statements. However, the control deficiency could have resulted in material misstatements to the consolidated financial statements that would not have been prevented or detected. Accordingly, management has concluded that this control deficiency constitutes a material weakness.

This material weakness did not result in any material misstatements to the consolidated financial statements and there were no changes to previously released financial statements. Notwithstanding the material weakness, we have concluded that the financial statements and other financial information included in this Annual Report fairly present in all material respects our financial condition, results of operations, and cash flows for the periods presented in conformity with GAAP.

Management is committed to remediating the material weakness in a timely manner through implementation of the following measures:

•
Definition of standard operating procedures and accounting policies related to intercompany transactions and related foreign currency effects
•
Redesigned controls over intercompany loan transactions to validate completeness and accuracy on a timely basis
•
Redesigned quarterly fluctuation analysis to enhance the precision of review and standardize documentation requirements

While management has made progress towards the remediation plan, the material weakness will not be considered remediated until the enhanced controls operate for a sufficient period of time and management has concluded, through testing, that the related controls are effective. We will continue to monitor the effectiveness of this remediation plan and refine it as appropriate.

The effectiveness of our internal control over financial reporting as of December 31, 2024 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Control over Financial Reporting

As disclosed in our interim financial statements for period ended September 30, 2024, the Company completed its implementation of a new enterprise resource planning (“ERP”) system. The new ERP system integrates various financial and operational processes to enhance accuracy, efficiency, and internal controls.

A standardized internal control framework was used during implementation and monitoring controls have been established. Management will continue to assess and monitor the new ERP system to ensure the ongoing effectiveness of internal controls.

Other than the ERP system implementation and material weakness discussed above, there have been no other material changes in the Company's internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. Our plans for remediating the material weakness, described above, will constitute changes in our internal control over financial reporting, prospectively, when such remediation plans are effectively implemented.

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item will be included in our Proxy Statement for the 2025 Annual Meeting of Stockholders to be filed with the SEC, within 120 days of the fiscal year ended December 31, 2024, and is incorporated herein by reference.

Item 11. Executive Compensation

The information required by this item will be included in our Proxy Statement for the 2025 Annual Meeting of Stockholders to be filed with the SEC, within 120 days of the fiscal year ended December 31, 2024, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be included in our Proxy Statement for the 2025 Annual Meeting of Stockholders to be filed with the SEC, within 120 days of the fiscal year ended December 31, 2024, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be included in our Proxy Statement for the 2025 Annual Meeting of Stockholders to be filed with the SEC, within 120 days of the fiscal year ended December 31, 2024, and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required by this item will be included in our Proxy Statement for the 2025 Annual Meeting of Stockholders to be filed with the SEC, within 120 days of the fiscal year ended December 31, 2024, and is incorporated herein by reference.

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

10.13

First Amendment to Amended and Restated Employment Agreement, dated February 22, 2023, by and between Bumble Trading LLC and Anuradha Subramanian (incorporated by reference to Exhibit 10.12 to the Registrant's Annual Report on Form 10-K filed on February 28, 2023)†

10.14*	Employment Agreement, effective as of June 12, 2024, by and between Bumble Trading LLC and Elizabeth Monteleone†

10.15

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

10.17	Bumble Inc. 2021 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed on February 16, 2021)†

10.18

Form of Option Grant Notice under the Bumble Inc. 2021 Omnibus Incentive Plan (Section 16 Officer Form) (incorporated by reference to Exhibit 10.19 to the Registrant's Annual Report on Form 10-K filed on February 28, 2024)†

10.19

Form of Restricted Stock Unit Grant Notice under the Bumble Inc. 2021 Omnibus Incentive Plan (2024) (Section 16 Officer Form) (incorporated by reference to Exhibit 10.20 to the Registrant's Annual Report on Form 10-K filed on February 28, 2024)†

10.20*	Form of Restricted Stock Unit Grant Notice under the Bumble Inc. 2021 Omnibus Incentive Plan (2025) (Section 16 Officer Form)†

10.21*	Restricted Stock Grant Agreement, dated March 4, 2021, between Elizabeth Monteleone, Buzz Holdings L.P. and Bumble Inc.†

10.22*	Form of Vesting Adjustment Letter relating to Performance-Based Awards†

10.23*	Form of Letter relating to Change in Control Treatment†

10.24	Bumble Inc. 2021 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8-K filed on February 16, 2021)†

10.25

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

10.28	Form of Incentive Unit Award Agreement (Director Form) (incorporated by reference to Exhibit 10.27 to the Registrant’s Registration Statement on Form S-1 filed on January 15, 2021)†

10.29	Form of Unit Adjustment Letter (incorporated by reference to Exhibit 10.32 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 filed on January 28, 2021)†

10.30	Form of Unit Adjustment Letter (Whitney Wolfe Herd) (incorporated by reference to Exhibit 10.33 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 filed on January 28, 2021)†

10.31

Form of Vesting Adjustment Letter relating to Performance-Based Incentive Unit Awards (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q filed on November 16, 2022)†

10.32	Form of Letter to Incentive Unit Holders relating to Change in Control Treatment (incorporated by reference to Exhibit 10.29 to the Registrant's Annual Report on Form 10-K filed on February 28, 2023)†

10.33	Summary of Non-Employee Director Compensation Policy (incorporated by reference to Exhibit 10.32 to the Registrant's Annual Report on Form 10-K filed on February 28, 2024)†

10.34

Form of Annual Restricted Stock Unit Grant Award to Directors, under 2021 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q filed on November 8, 2023)†

10.35

Form of Initial Award of Restricted Stock Unit Grant to New Directors, under 2021 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q filed on November 8, 2023)†

10.36

Credit Agreement, dated as of January 29, 2020, by and among Buzz Bidco L.L.C., Worldwide Vision Limited (f/k/a Buzz Merger Sub Ltd.), Buzz Finco L.L.C., the guarantors party thereto from time to time, Citibank, N.A., as administrative agent, collateral agent and swingline lender, and the lenders and L/C issuers party thereto from time to time (incorporated by reference to Exhibit 10.17 to the Registrant’s Registration Statement on Form S-1 filed on January 15, 2021)

10.37

Amendment No. 1 to the Credit Agreement, dated as of October 19, 2020, by and among Buzz Bidco L.L.C., Buzz Finco L.L.C., the guarantors party thereto, Citibank, N.A., as administrative agent, collateral agent and swingline lender and the lenders party thereto (incorporated by reference to Exhibit 10.18 to the Registrant’s Registration Statement on Form S-1 filed on January 15, 2021)

10.38

Amendment No. 2 to the Credit Agreement, dated as of March 20, 2023, by and among Buzz Bidco L.L.C., Buzz Finco L.L.C., the guarantors party thereto, Citibank, N.A., as administrative agent, collateral agent and swingline lender and the lenders party thereto (incorporated by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q filed on May 5, 2023)

10.39*

Amendment No. 3 to the Credit Agreement, dated as of December 17, 2024, by and among Buzz Bidco L.L.C., Buzz Finco L.L.C., the guarantors party thereto, Citibank, N.A., as administrative agent, and the lenders party thereto

10.40

Security Agreement, dated as of January 29, 2020, by and among the grantors identified therein and Citibank, N.A., as collateral agent (incorporated by reference to Exhibit 10.19 to the Registrant’s Registration Statement on Form S-1 filed on January 15, 2021)

10.41

Founder Agreement, dated as of November 8, 2019, by and between Buzz Holdings L.P. and Whitney Wolfe Herd (incorporated by reference to Exhibit 10.20 to the Registrant’s Registration Statement on Form S-1 filed on January 15, 2021)

10.42

First Amendment to Founder Agreement, dated as of May 1, 2020, by and between Buzz Holdings L.P. and Whitney Wolfe Herd (incorporated by reference to Exhibit 10.21 to the Registrant’s Registration Statement on Form S-1 filed on January 15, 2021)

10.43

Trademark Assignment and License, dated as of January 29, 2020, by and between Whitney Wolfe Herd and Bumble Holding Limited (incorporated by reference to Exhibit 10.22 to the Registrant’s Registration Statement on Form S-1 filed on January 15, 2021)

10.44

Restrictive Covenant Agreement, dated as of November 8, 2019, between Buzz Holdings L.P. and Whitney Wolfe Herd (incorporated by reference to Exhibit 10.23 to the Registrant’s Registration Statement on Form S-1 filed on January 15, 2021)

19.1*	Bumble Inc. Securities Trading Policy

21.1*	Subsidiaries of the Registrant

23.1*	Consent of Independent Registered Public Accounting Firm

24.1	Power of Attorney (included in signature pages of this Report)

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97.1	Incentive Compensation Clawback Policy (incorporated by reference to Exhibit 97.1 to the Registrant's Annual Report on Form 10-K filed on February 28, 2024)

99.1*	Section 13(r) Disclosure

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

Date: February 28, 2025	BUMBLE INC.
	By:	/s/ Anuradha B. Subramanian
	Name:	Anuradha B. Subramanian
	Title:	Chief Financial Officer

POWER OF ATTORNEY

Each person whose signature appears below hereby constitutes and appoints Whitney Wolfe Herd and Elizabeth Monteleone, and each of them, any of whom may act without joinder of the other, the individual’s true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for the person and in his or her name, place and stead, in any and all capacities, to sign this Annual Report on Form 10-K and any or all amendments thereto, and all other documents in connection therewith to be filed with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact as agents or any of them, or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report and Power of Attorney have been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Lidiane S. Jones Lidiane S. Jones	Chief Executive Officer and Director (principal executive officer)	February 28, 2025

/s/ Anuradha B. Subramanian	Chief Financial Officer (principal financial officer and	February 28, 2025
Anuradha B. Subramanian	principal accounting officer)

/s/ Whitney Wolfe Herd	Executive Chair of the Board of Directors	February 28, 2025
Whitney Wolfe Herd

/s/ Ann Mather Ann Mather	Lead Director of the Board of Directors	February 28, 2025

/s/ R. Lynn Atchison R. Lynn Atchison	Director	February 28, 2025

/s/ Martin Brand Martin Brand	Director	February 28, 2025

/s/ Matthew S. Bromberg Matthew S. Bromberg	Director	February 28, 2025

/s/ Amy M. Griffin	Director	February 28, 2025
Amy M. Griffin

/s/ Sissie L. Hsiao Sissie L. Hsiao	Director	February 28, 2025

/s/ Jonathan C. Korngold Jonathan C. Korngold	Director	February 28, 2025

/s/ Elisa A. Steele Elisa A. Steele	Director	February 28, 2025

/s/ Pamela A. Thomas-Graham Pamela A. Thomas-Graham	Director	February 28, 2025