Form 10-Q
period 2025-03-31
Bumble Inc.
filed 2025-05-12
CIK 1830043

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of April 30, 2025, Bumble Inc. had 103,291,424 shares of Class A common stock, par value $0.01 per share, outstanding and 20 shares of Class B common stock, par value $0.01 per share, outstanding.

SPECIAL NOTE REGARDING Forward-Looking Statements

This Quarterly Report on Form 10-Q, or this Quarterly Report, contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements reflect the current views of management of Bumble Inc. with respect to, among other things, its operations, its financial performance, its industry and its business, including without limitation statements related to its strategic plans and initiatives (including its marketing approach, product releases and revenue strategy). Forward-looking statements include all statements that are not historical facts. In some cases, you can identify these forward-looking statements by the use of words such as “outlook,” “believe(s),” “expect(s),” “potential,” “continue(s),” “may,” “will,” “should,” “could,” “would,” “seek(s),” “predict(s),” “intend(s),” “trends,” “plan(s),” “estimate(s),” “anticipate(s),” “projection,” “will likely result” and or the negative version of these words or other comparable words of a future or forward-looking nature. Such forward-looking statements are subject to various risks and uncertainties. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements. These factors include, but are not limited to, the following:

•
our ability to retain existing members or attract new members and to convert members to paying users (including as a result of shifts in strategy)
•
competition and changes in the competitive landscape of our market
•
our ability to distribute our dating products through third parties, such as Apple App Store or Google Play Store, and offset related fees
•
our ability to attract, hire and retain a highly qualified and diverse workforce, or maintain our corporate culture, including as such factors may be impacted by our global workforce reduction in 2024 (and any potential future reductions in workforce) and efforts to restructure our operations
•
our ability to maintain the value and reputation of our brands
•
risks relating to changes to our existing brands and products, or the introduction or acquisition of new brands or products
•
risks relating to certain of our international operations, including geopolitical conditions and successful expansion into new markets
•
the impact of data security breaches or cyber attacks on our systems and the costs of remediation related to any such incidents
•
challenges with properly managing the use of artificial intelligence
•
our ability to obtain, maintain, protect and enforce intellectual property rights and successfully defend against claims of infringement, misappropriation or other violations of third-party intellectual property
•
our ability to comply with complex and evolving U.S. and international laws and regulations relating to our business, including data privacy laws
•
our substantial indebtedness
•
control of us by Blackstone and our Founder (each, as defined below)
•
the outsized voting rights of Blackstone and our Founder
•
the risk that we may experience impairments to our goodwill and intangible assets as a result of a number of factors, some of which are beyond our control
•
risks relating to the market price volatility of our Class A common stock, which could limit our ability to make acquisitions and retain key personnel and employees, and result in dilution if our stock-based compensation programs issue increased numbers of shares because of a depressed stock price or could result in increased cash compensation expense in the event that we shift the mix of incentive compensation in favor of cash-based awards over equity-based awards
•
changes in business or macroeconomic conditions, including the impact of lower consumer confidence in our business or in the online dating industry generally, recessionary conditions, increased unemployment rates, stagnant or declining wages, changes in inflation or interest rates, geopolitical events (such as trade wars), political unrest, armed conflicts, including conflicts in Eastern Europe and the Middle East, widespread health emergencies or pandemics and measures taken in response, extreme weather events or natural disasters
•
foreign currency exchange rate fluctuations

For more information regarding these and other risks and uncertainties that we face, see Part I, “Item 1A—Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2024 (“2024 Form 10-K”). These factors should not be construed as exhaustive and we caution you that the important factors referenced above may not contain all of the factors that are important to you. Bumble Inc. undertakes no obligation to publicly update or review any forward-looking statements, whether as a result of new information, future developments or otherwise, except as required by law.

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

Certain Definitions

As used in this Quarterly Report, unless otherwise noted or the context requires otherwise, the following terms have the following meanings. Our key metrics (Bumble App Paying Users, Badoo App and Other Paying Users, Total Paying Users, Bumble App Average Revenue per Paying User, Badoo App and Other Average Revenue per Paying User, and Total Average Revenue per Paying User) were calculated excluding paying users and revenue generated from Official, advertising and partnerships or affiliates. As of March 31, 2025, Geneva had not generated any revenue, and therefore, is excluded from our key operating metrics.

•
“Badoo App and Other Average Revenue per Paying User” or “Badoo App and Other ARPPU” is a metric calculated based on Badoo App and Other Revenue in any measurement period divided by Badoo App and Other Paying Users in such period divided by the number of months in the period.
•
a “Badoo App and Other Paying User” is a member that has purchased or renewed a subscription plan and/or made an in-app purchase on Badoo app in a given month or made a purchase on one of our other apps that we owned and operated in a given month, or made a purchase on other third-party apps that used our technology in the relevant period. We calculate Badoo App and Other Paying Users as a monthly average, by counting the number of Badoo App and Other Paying Users in each month and then dividing by the number of months in the relevant measurement period.
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
•
a “Bumble App Paying User” is a member that has purchased or renewed a Bumble app or Bumble For Friends app subscription plan and/or made an in-app purchase on Bumble app or Bumble For Friends app in a given month. We calculate Bumble App Paying Users as a monthly average, by counting the number of Bumble App Paying Users in each month and then dividing by the number of months in the relevant measurement period.
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
•
“Founder” refers to Whitney Wolfe Herd, the founder of Bumble app and our Chief Executive Officer, together with entities beneficially owned by her.
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
•
“Member” refers to a user ID, a unique identifier assigned during registration.
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
•
“Total Revenue” is the sum of Bumble App Revenue and Badoo App and Other Revenue.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

Bumble Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share information)

(Unaudited)

	March 31, 2025	December 31, 2024
ASSETS
Cash and cash equivalents	$202,243	$204,319
Accounts receivable (net of allowance of $103 and $103, respectively)	98,059	99,687
Other current assets	37,551	38,236
Total current assets	337,853	342,242
Right-of-use assets	10,872	11,232
Property and equipment (net of accumulated depreciation of $24,016 and $21,811, respectively)	7,889	8,495
Goodwill	1,387,713	1,386,229
Intangible assets, net	738,970	748,906
Deferred tax assets, net	15,434	16,300
Other noncurrent assets	9,561	11,483
Total assets	$2,508,292	$2,524,887
LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$4,803	$6,609
Deferred revenue	41,682	43,411
Accrued expenses and other current liabilities	67,227	82,800
Current portion of long-term debt, net	5,750	5,750
Total current liabilities	119,462	138,570
Long-term debt, net	610,376	611,346
Deferred tax liabilities, net	777	777
Payable to related parties pursuant to a tax receivable agreement	399,702	400,926
Other long-term liabilities	23,734	24,214
Total liabilities	1,154,051	1,175,833
Commitments and contingencies (Note 14)
Shareholders’ equity:
Class A common stock (par value $0.01 per share, 6,000,000,000 shares authorized; 103,193,444 shares issued and outstanding as of March 31, 2025; 107,107,632 shares issued and outstanding as of December 31, 2024)	1,032	1,071
Class B common stock (par value $0.01 per share, 1,000,000 shares authorized; 20 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively)	—	—
Preferred stock (par value $0.01; authorized 600,000,000 shares; no shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively)	—	—
Additional paid-in capital	1,381,083	1,453,483
Accumulated deficit	(687,648)	(701,092)
Accumulated other comprehensive income	120,047	71,073
Total Bumble Inc. shareholders’ equity	814,514	824,535
Noncontrolling interests	539,727	524,519
Total shareholders’ equity	1,354,241	1,349,054
Total liabilities and shareholders’ equity	$2,508,292	$2,524,887

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Bumble Inc.

Condensed Consolidated Statements of Operations

(In thousands, except per share information)

(Unaudited)

	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024
Revenue	$247,101	$267,775
Operating costs and expenses:
Cost of revenue	73,353	81,289
Selling and marketing expense	59,734	63,617
General and administrative expense	21,644	20,856
Product development expense	34,504	36,017
Depreciation and amortization expense	9,585	17,206
Impairment loss	3,631	—
Total operating costs and expenses	202,451	218,985
Operating earnings	44,650	48,790
Interest expense, net	(12,049)	(8,918)
Other income (expense), net	(6,762)	1,475
Income before income taxes	25,839	41,347
Income tax provision	(6,008)	(7,474)
Net earnings	19,831	33,873
Net earnings attributable to noncontrolling interests	6,387	9,256
Net earnings attributable to Bumble Inc. shareholders	$13,444	$24,617
Net earnings per share attributable to Bumble Inc. shareholders
Basic earnings per share	$0.13	$0.19
Diluted earnings per share	$0.13	$0.19

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Bumble Inc.

Condensed Consolidated Statements of Comprehensive Operations

(In thousands)

(Unaudited)

	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024
Net earnings	$19,831	$33,873
Other comprehensive income (loss), net of tax:
Change in foreign currency translation adjustment	11,386	(2,961)
Total other comprehensive income (loss), net of tax	11,386	(2,961)
Comprehensive income	31,217	30,912
Comprehensive income attributable to noncontrolling interests	9,909	8,457
Comprehensive income attributable to Bumble Inc. shareholders	$21,308	$22,455

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Bumble Inc.

Condensed Consolidated Statements of Changes in Equity

Three months ended March 31, 2025

(In thousands, except per share amounts)

(Unaudited)

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Treasury Stock		Accumulated	Accumulated Other Comprehensive	Total Bumble Inc. Shareholders'	Noncontrolling	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Income	Equity	Interests	Equity
Balance as of December 31, 2024	107,107,632	$1,071	20	$—	$1,453,483	—	$—	$(701,092)	$71,073	$824,535	$524,519	$1,349,054
Net earnings	—	—	—	—	—	—	—	13,444	—	13,444	6,387	19,831
Changes in ownership interest in subsidiary	—	—	—	—	(41,110)	—	—	—	41,110	—	—	—
Stock-based compensation expense	—	—	—	—	2,949	—	—	—	—	2,949	1,321	4,270
Impact of Tax Receivable Agreement	—	—	—	—	1,878	—	—	—	—	1,878	—	1,878
Restricted stock units issued, net of shares withheld for taxes	835,676	8	—	—	686	—	—	—	—	694	(3,944)	(3,250)
Purchase of common stock	—	—	—	—	(7,924)	4,749,864	(28,921)	—	—	(36,845)	7,924	(28,921)
Partnership tax distributions	—	—	—	—	(5)	—	—	—	—	(5)	(2)	(7)
Retirement of treasury stock	(4,749,864)	(47)	—	—	(28,874)	(4,749,864)	28,921	—	—	—	—	—
Other comprehensive income, net of tax	—	—	—	—	—	—	—	—	7,864	7,864	3,522	11,386
Balance as of March 31, 2025	103,193,444	$1,032	20	$—	$1,381,083	—	$—	$(687,648)	$120,047	$814,514	$539,727	$1,354,241

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Bumble Inc.

Condensed Consolidated Statements of Changes in Equity

Three months ended March 31, 2024

(In thousands, except per share amounts)

(Unaudited)

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Treasury Stock		Accumulated	Accumulated Other Comprehensive	Total Bumble Inc. Shareholders'	Noncontrolling	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Income	Equity	Interests	Equity
Balance as of December 31, 2023	138,520,102	$1,385	20	$—	$1,772,449	7,832,473	$(73,764)	$(144,084)	$79,029	$1,635,015	$702,258	$2,337,273
Net earnings	—	—	—	—	—	—	—	24,617	—	24,617	9,256	33,873
Stock-based compensation expense	—	—	—	—	215	—	—	—	—	215	79	294
Impact of Tax Receivable Agreement	—	—	—	—	(12,001)	—	—	—	—	(12,001)	—	(12,001)
Cancellation of restricted shares	(19,954)	—	—	—	(93)	—	—	—	—	(93)	93	—
Restricted stock units issued, net of shares withheld for taxes	731,308	7	—	—	4,235	—	—	—	—	4,242	(9,939)	(5,697)
Exchange of Common Units for Class A common stock	6,450	—	—	—	112	—	—	—	—	112	(112)	—
Share repurchases	—	—	—	—	—	5,291,186	(45,600)	—	—	(45,600)	8,044	(37,556)
Purchase of Common Units	—	—	—	—	—	—	—	—	—	—	(47,307)	(47,307)
Distribution to noncontrolling interest holders	—	—	—	—	—	—	—	—	—	—	(2,721)	(2,721)
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	—	(2,162)	(2,162)	(799)	(2,961)
Balance as of March 31, 2024	139,237,906	$1,392	20	$—	$1,764,917	13,123,659	$(119,364)	$(119,467)	$76,867	$1,604,345	$658,852	$2,263,197

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Bumble Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024
Cash flows from operating activities:
Net earnings	$19,831	$33,873
Adjustments to reconcile net earnings to net cash provided by operating activities:
Impairment loss	3,631	—
Depreciation and amortization expense	9,585	17,206
Changes in fair value of interest rate swaps	2,636	(1,578)
Changes in fair value of contingent earn-out liability	(2,282)	(15,689)
Non-cash lease expense	790	894
Tax receivable agreement liability remeasurement expense	857	230
Deferred income tax	1,327	164
Stock-based compensation expense	4,138	26
Net foreign exchange difference	10,860	145
Other, net	1,058	(3,237)
Changes in assets and liabilities:
Accounts receivable	(720)	3,566
Other current assets	1,559	(4,267)
Accounts payable	(1,977)	3,386
Deferred revenue	(1,729)	(1,973)
Legal liabilities	—	(17,315)
Lease liabilities	(888)	(386)
Accrued expenses and other current liabilities	(5,475)	(12,880)
Other, net	44	255
Net cash provided by operating activities	43,245	2,420
Cash flows from investing activities:
Capital expenditures	(2,411)	(2,801)
Net cash used in investing activities	(2,411)	(2,801)
Cash flows from financing activities:
Repayment of term loan	(1,438)	(1,438)
Distributions paid to noncontrolling interest holders	(7)	(2,721)
Share repurchases	(28,682)	(62,108)
Purchase of Common Units	—	(22,155)
Withholding tax paid on behalf of employees on stock-based awards	(3,422)	(5,944)
Payments on tax receivable agreement	(8,917)	—
Net cash used in financing activities	(42,466)	(94,366)
Effects of exchange rate changes on cash and cash equivalents	328	1,598
Net decrease in cash and cash equivalents and restricted cash	(1,304)	(93,149)
Cash and cash equivalents and restricted cash, beginning of the period	207,062	359,202
Cash and cash equivalents and restricted cash, end of the period	205,758	266,053
Less restricted cash	(3,515)	(3,354)
Cash and cash equivalents, end of the period	$202,243	$262,699

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

Assuming the exchange of all outstanding Common Units for shares of Class A common stock on a one-for-one basis under the exchange agreement entered into by holders of Common Units, there would be 149,403,164 shares of Class A common stock outstanding (which does not reflect any shares of Class A common stock issuable in exchange for as-converted Incentive Units or upon settlement of certain other interests) as of March 31, 2025.

All references to the “Company,” “we,” “our” or “us” in this report are to Bumble Inc.

Basis of Presentation and Consolidation

The accompanying unaudited condensed consolidated financial statements include the financial statements of the Company, all entities that are wholly-owned by the Company and all entities in which the Company has a controlling financial interest. All intercompany transactions and balances have been eliminated. The unaudited condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) and applicable regulations of the Securities and Exchange Commission (“SEC”) for interim financial reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP have been condensed or omitted. These financial statements have been prepared on the same basis as our annual consolidated financial statements and, in the opinion of management, reflect all normal recurring adjustments, which are necessary for the fair presentation of our financial information. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated statements and notes thereto included in the 2024 Form 10-K. Interim results are not necessarily indicative of the results for the full year ended December 31, 2025, or any other future period.

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

The condensed consolidated balance sheet and condensed consolidated statement of changes in equity as of, and for the three months ended, March 31, 2025 include an adjustment to correct “Accumulated other comprehensive income” and “Additional paid-in capital” related to changes in ownership interest in a subsidiary during prior periods. The Company concluded the adjustment to be immaterial to the consolidated financial statements and noted that it has no impact on previously reported consolidated statements of operations, comprehensive operations and cash flows.

Note 2 - Summary of Selected Significant Accounting Policies

Included below are selected significant accounting policies including those that were added or modified during the three months ended March 31, 2025 as a result of new transactions entered into or the adoption of new accounting policies. See Note 2, Summary of Selected Significant Accounting Policies, within the annual consolidated financial statements in our 2024 Form 10-K for the full list of our significant accounting policies.

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

As of March 31, 2025 and December 31, 2024, the Company has classified its cash held in Russia as restricted cash due to the sanctions imposed by the Russia-Ukraine Conflict, which is included in “Other noncurrent assets” within the accompanying condensed consolidated balance sheets.

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

During the three months ended March 31, 2025, the Company recorded $3.6 million of impairment charges associated with the Official asset group, which is included in “Impairment loss” in the accompanying unaudited condensed consolidated statements of operations. See Note 5, Goodwill and Intangible Assets, Net, for additional information on impairment charges.

Share Repurchase Program

Shares repurchased pursuant to the Company's share repurchase program are held as treasury stock until retirement and reflected as a reduction of stockholders' equity within the accompanying condensed consolidated balance sheets. Upon retirement, the share repurchases will reduce Class A common stock based on the par value of the shares and reduce its capital surplus for the excess of the repurchase price over the par value. In the event the Company still has an accumulated deficit balance, the excess over the par value will be applied to “Additional paid-in capital.” Once the Company has retained earnings, the excess will be charged entirely to retained earnings.

Direct costs and excise tax obligations will be included in the cost of the repurchased shares in the Company’s condensed consolidated financial statements. Reduction to the excise tax obligation associated with subsequent issuance of shares will be reflected as an adjustment to the excise tax previously recorded.

The Company has a share repurchase program of up to $450.0 million of its outstanding Class A common stock with repurchases under the program to be made on a discretionary basis from time to time, subject to general business and market conditions and other investment opportunities, through open market purchases or other means, including privately negotiated transactions. During the three months ended March 31, 2025, the Company repurchased 4.7 million shares of Class A common stock for $28.7 million, excluding excise tax obligations. During the three months ended March 31, 2024, the Company repurchased 5.3 million shares of Class A common stock and 2.0 million Common Units for $84.4 million, excluding excise tax obligations. As of March 31, 2025, all treasury shares were retired. As of March 31, 2025, a total of $50.1 million remained available for repurchase under the repurchase program. See Note 12, Related Party Transactions, for additional information on share repurchases from Blackstone.

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

During the three months ended March 31, 2025 and 2024, there were no customers representing greater than 10% of total revenue.

For the periods presented, revenue across apps was as follows (in thousands):

	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024
Bumble App	$201,822	$215,757
Badoo App and Other	45,279	52,018
Total Revenue	$247,101	$267,775

Deferred Revenue

Deferred revenue consists of advance payments that are received or are contractually due in advance of the Company's performance. The Company’s deferred revenue is reported on a contract by contract basis at the end of each reporting period. The Company classifies deferred revenue as current when the term of the applicable subscription period or expected completion of the performance obligation is one year or less. The deferred revenue balance is $41.7 million and $43.4 million as of March 31, 2025 and December 31, 2024, respectively, all of which is classified as a current liability. During the three months ended March 31, 2025 and 2024, the Company recognized revenue of $35.0 million and $37.6 million, respectively, that was included in the deferred revenue balance at the beginning of each respective period.

Restructuring Charges

Restructuring charges are associated with improving operating leverage, discontinuing the operation of apps, office closure or exiting a market and consist primarily of severance, relocation, right-of-use asset impairment and other related costs. The Company evaluates the nature of these costs to determine if they relate to ongoing benefit arrangements, which are accounted for under ASC 712, Compensation - Nonretirement Postemployment Benefits, or one-time benefit arrangements, which are accounted for under ASC 420, Exit or Disposal Cost Obligations. The Company records a liability for ongoing employee termination benefits when it is probable that an employee is entitled to them and the amount of the benefits can be reasonably estimated. One-time employee termination costs are recognized when management has communicated the termination plan to employees, unless future service is required, in which case the costs are recognized ratably over the future service period. All other related costs are recognized when incurred. Restructuring charges are recognized as an operating expense within the condensed consolidated statements of operations and are classified based on each employee’s respective function. See Note 6, Restructuring, for additional information on restructuring charges.

Recently Adopted Accounting Pronouncement

In March 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) ASU 2024-01, Compensation - Stock Compensation (Topic 718): Scope Application of Profits Interest and Similar Awards. The ASU clarifies how an entity determines whether a profits interest or similar award is within the scope of Topic 718 or is not a share-based payment arrangement and therefore within the scope of other guidance. Entities can apply the amendments either retrospectively to all prior periods presented in the financial statements or prospectively to profits interest and similar awards granted or modified on or after the date of adoption. If prospective application is elected, an entity must disclose the nature of and reason for the change in accounting principle. The Company adopted ASU 2024-01 in the first quarter of 2025 prospectively. Adoption of this ASU did not have a material impact on the accompanying unaudited condensed consolidated financial statements and disclosures.

Recently Issued Accounting Pronouncements Not Yet Adopted

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

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which is intended to improve the disclosures of expenses by providing more detailed information about the types of expenses in commonly presented expense captions. Additionally, in January 2025, the FASB issued ASU 2025-01, Income Statement - Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date, to clarify the effective date of ASU 2024-03. The standard requires breaking down expenses into specific categories, such as employee compensation and costs related to depreciation and amortization, as well as a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively. This ASU also requires disclosure of the total amount of selling expense and, in annual reporting periods, an entity’s definition of selling expenses. ASU 2024-03 is effective for the Company beginning in fiscal year 2027 and interim periods beginning in fiscal year 2028, either prospectively to financial statements issued for reporting periods after the effective date or retrospectively to all prior periods presented in the financial statements. Early adoption is permitted. The Company is currently evaluating the impact of adopting this ASU on the consolidated financial statement disclosures.

Note 3 - Income Taxes

The Company is subject to U.S. federal and state income taxes and files consolidated income tax returns for U.S. federal and certain state jurisdictions with respect to its allocable share of any net taxable income of Bumble Holdings. The subsidiaries of Bumble Holdings are also subject to income taxes in the foreign jurisdictions in which they operate.

For the three months ended March 31, 2025, the Company's effective tax rate was 23.3%, which differs from the U.S. federal statutory tax rate of 21% primarily due to the geographical distribution of our earnings, income attributable to noncontrolling interests, nondeductible stock-based compensation, the impact of Pillar Two minimum taxes and valuation allowance recorded against certain deferred tax assets arising in the current year.

For the three months ended March 31, 2024, the Company's effective tax rate was 18.1%, which differs from the U.S. federal statutory tax rate of 21% primarily due to the geographical distribution of our earnings, income attributable to noncontrolling interests, nondeductible stock-based compensation, the impact of Pillar Two minimum taxes and valuation allowance recorded against certain deferred tax assets arising in the current year.

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

The Company has determined that it is more likely than not that it will be unable to realize tax benefits related to certain basis adjustments and acquired net operating loss carryforwards that were received in connection with the Reorganization Transactions and its IPO. As a result of this determination, the Company has not recorded the benefit of these deferred tax assets as of March 31, 2025. The realizability of deferred tax assets is evaluated based on all positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent results of operations. The Company assesses the realizability of its deferred tax assets at each reporting period, and a change in its estimate of liability associated with the tax receivable agreement may result as additional information becomes available, including results of operations in future periods. At the time of the Sponsor Acquisition, the assets and liabilities of Bumble Holdings were adjusted to fair value on the closing date of the business combination for both financial reporting and income tax purposes. As a result of the IPO, the Company inherited certain tax benefits associated with this stepped-up basis (“Common Basis”) created when certain pre-IPO owners acquired their interests in

Bumble Holdings in the Sponsor Acquisition. This Common Basis entitles the Company to the depreciation and amortization deductions previously allocable to the pre-IPO owners. Based on current projections, the Company anticipates having sufficient taxable income to realize the benefit of this Common Basis and has recorded a tax receivable agreement liability to related parties of $399.7 million related to these benefits as of March 31, 2025.To the extent that the Company determines that it is able to realize the tax benefits associated with the basis adjustments and net operating loss carryforwards, it would record an additional liability of $285.8 million for a total liability of $685.5 million. If, in the future, the Company is not able to utilize the Common Basis, it would record a reduction in the tax receivable agreement liability to related parties that would result in a benefit recorded within its consolidated statements of operations. During the three months ended March 31, 2025, the Company's tax receivable agreement liability decreased by a net $17.0 million due to the tax receivable agreement payment made in the first quarter of 2025 and the impact of share repurchases.

Note 5 - Goodwill and Intangible Assets, Net

Goodwill

The changes in the carrying amount of goodwill for the period presented are as follows (in thousands):

	Gross Carrying Amount	Accumulated Impairment Losses	Net Carrying Amount
Balance as of December 31, 2024	$1,583,443	$(197,214)	$1,386,229
Foreign currency translation adjustment	1,484	—	1,484
Balance as of March 31, 2025	$1,584,927	$(197,214)	$1,387,713

There were no impairment charges recorded for goodwill for the three months ended March 31, 2025 and 2024.

Intangible Assets, Net

A summary of the Company’s intangible assets, net is as follows (in thousands):

	March 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment Losses	Net Carrying Amount	Weighted- Average Remaining Useful Life (Years)
Brands - indefinite-lived	$1,511,269	$—	$(811,269)	$700,000	Indefinite
Brands - definite-lived	42,557	(8,821)	(26,393)	7,343	3.0
Developed technology	266,587	(250,994)	(1,319)	14,274	3.2
User base	113,744	(113,520)	(42)	182	—
White label contracts	33,384	(6,953)	(26,431)	—	—
Other	35,274	(18,103)	—	17,171	3.6
Total Intangible assets, net	$2,002,815	$(398,391)	$(865,454)	$738,970

	December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment Losses	Net Carrying Amount	Weighted- Average Remaining Useful Life (Years)
Brands - indefinite-lived	$1,511,269	$—	$(811,269)	$700,000	Indefinite
Brands - definite-lived	41,199	(7,938)	(22,258)	11,003	4.8
Developed technology	266,440	(245,654)	(974)	19,812	2.8
User base	113,714	(113,424)	—	290	0.2
White label contracts	33,384	(6,953)	(26,431)	—	—
Other	34,129	(16,328)	—	17,801	3.7
Total Intangible assets, net	$2,000,135	$(390,297)	$(860,932)	$748,906

In connection with the decision in February 2025 to discontinue the operation of Official app, the Company assessed the recoverability of its definite-lived intangible assets at the asset group level and determined that the carrying value of the Official asset group was not recoverable. As a result, the Company recognized $3.6 million of impairment charges, representing the entire carrying value of the Official asset group, during the three months ended March 31, 2025. The impairment charges were allocated to definite-lived intangible assets of the Official asset group on a pro-rata basis. See Note 6, Restructuring, for additional information on the Official app.

There were no impairment charges recorded for the three months ended March 31, 2024.

Amortization expense related to intangible assets, net for the three months ended March 31, 2025 and 2024 was $7.9 million and $15.3 million, respectively.

Note 6 - Restructuring

In February 2025, the Company announced its decision to discontinue its operation of the Fruitz and Official apps, which the Company expects to be completed in the first half of 2025. The Company expects to incur approximately $1.4 million of expenses during the first half of 2025, primarily related to employee severance, benefits and related charges for impacted employees. See Note 5, Goodwill and Intangible Assets, Net, for additional information on the Official app.

On February 27, 2024, the Company announced that it adopted a restructuring plan (the “2024 Restructuring Plan”) to reduce its global workforce by approximately 350 roles to better align its operating model with future strategic priorities and to drive stronger operating leverage. The 2024 Restructuring Plan was completed in the third quarter of 2024, and the Company incurred approximately $20.4 million in total non-recurring charges through the third quarter of 2024, consisting primarily of employee severance, benefits, and related charges for impacted employees.

The following table presents the total non-recurring restructuring charges by function for the periods indicated (in thousands):

	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024
Cost of revenue	$36	$920
Selling and marketing	195	3,084
General and administrative	75	4,591
Product development	904	8,021
Total	$1,210	$16,616

The following table summarizes the restructuring-related liabilities (in thousands):

	Employee Related Benefits	Other	Total
Balance as of December 31, 2024	$460	$—	$460
Restructuring charges	1,164	46	1,210
Cash payments	(1,075)	—	(1,075)
Balance as of March 31, 2025	$549	$46	$595

Note 7 - Other Financial Data

Consolidated Balance Sheets Information

Other current assets are comprised of the following balances (in thousands):

	March 31, 2025	December 31, 2024
Capitalized aggregator fees	$10,225	$10,979
Prepayments	20,537	17,079
Other current assets	6,789	10,178
Total other current assets	$37,551	$38,236

Accrued expenses and other current liabilities are comprised of the following balances (in thousands):

	March 31, 2025	December 31, 2024
Payroll and related expenses	$21,689	$23,443
Marketing expenses	22,706	23,155
Professional fees	5,041	5,480
Other accrued expenses	7,296	5,936
Lease liabilities	3,239	3,099
Income tax payable	2,890	2,794
Contingent earn-out liability	268	2,550
Payable to related parties pursuant to a tax receivable agreement	—	15,806
Other payables	4,098	537
Total accrued expenses and other current liabilities	$67,227	$82,800

Other long-term liabilities are comprised of the following balances (in thousands):

	March 31, 2025	December 31, 2024
Lease liabilities	$8,770	$9,321
Other liabilities	14,964	14,893
Total other liabilities	$23,734	$24,214

Note 8 - Fair Value Measurements

The following tables present the Company’s financial instruments that are measured at fair value on a recurring basis (in thousands):

	March 31, 2025
	Level 1	Level 2	Level 3	Total Fair Value Measurements
Assets:
Cash equivalent - money market funds	$130,931	$—	$—	$130,931
Derivative asset	—	3,216	—	3,216
Investments in equity securities	—	—	1,084	1,084
	$130,931	$3,216	$1,084	$135,231
Liabilities:
Contingent earn-out liability	$—	$—	$268	$268
	$—	$—	$268	$268

	December 31, 2024
	Level 1	Level 2	Level 3	Total Fair Value Measurements
Assets:
Cash equivalent - money market funds	$102,309	$—	$—	$102,309
Derivative asset	—	5,852	—	5,852
Investments in equity securities	—	—	1,150	1,150
	$102,309	$5,852	$1,150	$109,311
Liabilities:
Contingent earn-out liability	$—	$—	$2,550	$2,550
	$—	$—	$2,550	$2,550

There were no transfers between levels between March 31, 2025 and December 31, 2024.

The carrying value of accounts receivable, accounts payable, income tax payable, accrued expenses and other payables approximate their fair values due to the short-term maturities of these instruments.

The Company uses interest rate derivative instruments to manage the risk related to fluctuating cash flows from interest rate changes on the debt. These instruments are not designated as hedges for accounting purposes and are recorded in “Other current assets,” “Other noncurrent assets,” “Accrued expense and other current liabilities,” or “Other long-term liabilities,” with changes in fair value recognized in “Interest income (expense), net.” The Company's derivative asset, which consists of interest rate swaps, is measured at fair value on a recurring basis using observable market data (Level 2) and totaled $3.2 million and $5.9 million as of March 31, 2025 and December 31, 2024. The change in fair value of the interest rate swaps was $(2.6) million and $1.6 million for the three months ended March 31, 2025 and 2024, respectively. The fair value of interest rate swaps is estimated using a combined income and market-based valuation methodology based on Level 2 inputs, including forward interest rate yield curves obtained from independent pricing services. Derivative assets are included in “Other noncurrent assets” as of March 31, 2025 and December 31, 2024 in the accompanying condensed consolidated balance sheets.

As of March 31, 2025, there is a contingent consideration arrangement, consisting of an earn-out payment to former shareholders of Worldwide Vision Limited of up to $150.0 million. The Company determined the fair value of the contingent earn-out liability by using a probability-weighted analysis, and, if the arrangement is long-term in nature, applying a discount rate that captures the risks associated with the duration of the obligation. The number of scenarios in the probability-weighted analyses vary; generally, more scenarios are prepared for longer duration and more complex arrangements. As of March 31, 2025 and December 31, 2024, the fair value of the contingent earn-out liability reflects a risk-free rate of 4.1% and 4.2%, respectively. The Company’s contingent earn-out liability is measured at fair value on a recurring basis using significant unobservable inputs (Level 3). As of March 31, 2025 and December 31, 2024, the contingent earn-out liability was $0.3 million and $2.6 million, respectively, which is included in “Accrued expenses and other current liabilities” in the accompanying condensed consolidated balance sheets.

The Company classified contingent earn-out arrangements as liabilities at the time of the acquisition, as they will be settled in cash, and remeasures the fair values of the contingent earn-out liabilities each reporting period thereafter until settled. The fair value of the contingent earn-out liabilities are sensitive to changes in the stock price, discount rates and the timing of the future payments, which are based upon estimates of future achievement of the performance metrics. Changes in fair values of contingent earn-out liabilities are recognized in “General and administrative expense” in the accompanying unaudited condensed consolidated statements of operations. The change in fair value of the contingent earn-out liability was $(2.3) million and $(15.7) million for the three months ended March 31, 2025 and 2024, respectively.

Note 9 - Debt

Total debt is comprised of the following (in thousands):

	March 31, 2025	December 31, 2024
Term Loan due January 29, 2027	$619,875	$621,313
Less: unamortized debt issuance costs	3,749	4,217
Less: current portion of debt, net	5,750	5,750
Total long-term debt, net	$610,376	$611,346

Credit Agreements

The Company and certain of its wholly owned subsidiaries, including Buzz Finco LLC (the “Borrower”) are party to a credit agreement (as amended, the “Credit Agreement”), pursuant to which the Company is permitted to borrow $575.0 million through a seven-year term loan (“Original Term Loan”) and $275.0 million through a seven-year incremental term loan (the “Incremental Term Loan,” and collectively with the Original Term Loan, the “Term Loans”), as well as a $50.0 million senior secured revolving credit facility maturing on June 17, 2026 (the “Revolving Credit Facility”) and $25.0 million available through letters of credit. The forward-looking term rate is based on the Term Secured Overnight Financing Rate (“SOFR”), plus a credit spread adjustment of 0.10% with respect to the Term Loans and 0.00% with respect to loans under the Revolving Credit Facility (Term SOFR plus such credit spread adjustment, “Adjusted Term SOFR”).

Based on the calculation of the applicable consolidated first lien net leverage ratio, the applicable margin for borrowings under the Revolving Credit Facility is between 1.00% to 1.50% with respect to base rate borrowings and between 2.00% and 2.50% with respect to Adjusted Term SOFR borrowings. The applicable commitment fee under the revolving credit facility is between 0.375% and 0.500% per annum based upon the consolidated first lien net leverage ratio. The Borrower must also pay customary letter of credit fees and an annual administrative agency fee.

The interest rates in effect for the Original Term Loan and the Incremental Term Loan as of March 31, 2025 were 7.17% and 7.67%, respectively. Interest expense, including the amortization of debt issuance costs, was $11.7 million and $13.7 million for the three months ended March 31, 2025 and 2024, respectively. The Original Term Loan Facility amortizes in equal quarterly installments in aggregate annual amounts equal to 1.00% of the principal amount of the Original Term Loan Facility outstanding as of the date of the closing of the Original Term Loan Facility, with the balance being payable at maturity on January 29, 2027. The Incremental Term

Loan Facility amortizes in equal quarterly installments in aggregate annual amounts equal to 1.00% of the principal amount of the Incremental Term Loan Facility outstanding as of the date of the closing of the Incremental Term Loan Facility, with the balance being payable at maturity on January 29, 2027. Following the $200.0 million aggregate principal payment of amount of outstanding indebtedness during the three months ended March 31, 2021, quarterly installment payments on the Incremental Term Loan Facility are no longer required for the remaining term of the facility. Principal amounts outstanding under the Revolving Credit Facility, as amended, are due and payable in full at maturity on June 17, 2026. As of March 31, 2025, amounts available under unused lines of credit were $25.0 million. As of March 31, 2025, and at all times during the three months ended March 31, 2025, the Company was in compliance with the financial debt covenants.

As the loans are issued with a floating rate of interest, the Company believes that the fair value of the obligations approximates the principal amount of the loans as of March 31, 2025. The carrying value of the Term Loans includes the outstanding principal amount, less unamortized debt issuance costs. Therefore, the Company assumes the carrying value of the debt, before any transaction costs, would approximate the fair value of the loan obligation based on Level 2 inputs since the term loans carry variable interest rates that are based on the SOFR.

Note 10 - Earnings (Loss) per Share

The following table sets forth a reconciliation of the numerators used to compute the Company's basic and diluted earnings per share (in thousands):

	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024
Numerator:
Net earnings	$19,831	$33,873
Net earnings attributable to noncontrolling interests	6,387	9,256
Net earnings attributable to Bumble Inc. shareholders	$13,444	$24,617

The following table sets forth the computation of the Company's basic and diluted earnings per share (in thousands, except share amounts, and per share amounts):

	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024
Basic earnings per share attributable to common stockholders
Numerator
Allocation of net earnings attributable to Bumble Inc. shareholders	$13,444	$24,617
Less: net earnings attributable to participating securities	1	8
Net earnings attributable to common stockholders	$13,443	$24,609
Denominator
Weighted average number of shares of Class A common stock outstanding	105,167,614	128,733,487
Basic earnings per share attributable to common stockholders	$0.13	$0.19

Diluted earnings per share attributable to common stockholders
Numerator
Allocation of net earnings attributable to Bumble Inc. shareholders	$13,335	$24,409
Less: net earnings attributable to participating securities	1	8
Net earnings attributable to common stockholders	$13,334	$24,401
Denominator
Number of shares used in basic computation	105,167,614	128,733,487
Weighted average shares of Class A common stock outstanding used to calculate diluted earnings per share	105,167,614	128,733,487
Diluted earnings per share attributable to common stockholders	$0.13	$0.19

The following table sets forth potentially dilutive securities that were excluded from the diluted earnings per share computation because the effect would be anti-dilutive, or issuance of such shares is contingent upon the satisfaction of certain conditions which were not satisfied by the end of the periods:

	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024
Time-vesting awards:
Options	4,533,119	4,970,332
RSUs	12,311,532	5,976,075
Incentive units	71,913	1,090,930
Total time-vesting awards	16,916,564	12,037,337

Exit-vesting awards:
Options	58,062	69,590
RSUs	43,752	259,449
Incentive units	322,656	1,432,665
Total exit-vesting awards	424,470	1,761,704
Total	17,341,034	13,799,041

Note 11 - Stock-based Compensation

Total stock-based compensation expense was as follows:

(In thousands)	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024
Cost of revenue	$154	$545
Selling and marketing expense	(839)	(2,862)
General and administrative expense	(3,894)	$(1,506)
Product development expense	8,717	3,849
Total stock-based compensation expense	$4,138	$26

During the three months ended March 31, 2025, stock-based compensation expense was higher compared to the same period in 2024, primarily due to forfeitures and headcount reductions associated with the 2024 Restructuring Plan. Negative amounts represent expense reversals associated with forfeitures that exceeded expenses recognized during the periods presented.

Incentive Units in Bumble Holdings

The following table summarizes information around Incentive Units in Bumble Holdings:

	Time-Vesting Incentive Units		Exit-Vesting Incentive Units
	Number of Awards	Weighted- Average Participation Threshold	Number of Awards	Weighted- Average Participation Threshold
Unvested as of December 31, 2024	935,078	$12.85	619,036	$12.43
Granted	—	—	—	—
Vested	(779,248)	12.12	(255,305)	12.40
Forfeited	(83,917)	13.00	(41,075)	14.85
Unvested as of March 31, 2025	71,913	$20.51	322,656	$12.37

As of March 31, 2025, total unrecognized compensation cost related to the Time-Vesting Incentive Units was $0.1 million, which is expected to be recognized over a weighted-average period of 0.5 years. As of March 31, 2025, total unrecognized compensation cost related to the Exit-Vesting Incentive Units was $0.2 million, which is expected to be recognized over a weighted-average period of 0.3 years.

Restricted Shares of Class A Common Stock in Bumble Inc.

The following table summarizes information around restricted shares in the Company:

	Time-Vesting Restricted Shares of Class A Common Stock		Exit-Vesting Restricted Shares of Class A Common Stock
	Number of Awards	Weighted- Average Grant-Date Fair Value	Number of Awards	Weighted- Average Grant-Date Fair Value
Unvested as of December 31, 2024	6,366	$6.96	3,690	$17.25
Granted	—	—	—	—
Vested	(6,212)	6.73	(1,772)	17.23
Forfeited	—	—	—	—
Unvested as of March 31, 2025	154	$16.20	1,918	$17.27

As of March 31, 2025, total unrecognized compensation cost related to the Time-Vesting restricted shares was $0.2 thousand, which is expected to be recognized over a weighted-average period of 0.3 years. As of March 31, 2025, total unrecognized compensation cost related to the Exit-Vesting restricted shares was $2.1 thousand, which is expected to be recognized over a weighted-average period of 0.3 years.

RSUs in Bumble Inc.

The following table summarizes information around RSUs in the Company:

	Time-Vesting RSUs		Exit-Vesting RSUs
	Number of Awards	Weighted- Average Grant-Date Fair Value	Number of Awards	Weighted- Average Grant-Date Fair Value
Unvested as of December 31, 2024	7,198,957	$13.97	84,065	$42.79
Granted	7,786,975	5.92	—	—
Vested	(1,330,379)	16.46	(35,276)	42.79
Forfeited	(1,344,021)	11.76	(5,037)	42.79
Unvested as of March 31, 2025	12,311,532	$8.80	43,752	$42.79

During the three months ended March 31, 2025 and 2024, the total fair value of vested RSUs as of the respective vesting dates was $8.5 million and $15.9 million, respectively. As of March 31, 2025, total unrecognized compensation cost related to the Time-Vesting RSUs was $66.4 million, which is expected to be recognized over a weighted-average period of 2.4 years. As of March 31, 2025, total unrecognized compensation cost related to the Exit-Vesting RSUs was $0.1 million, which is expected to be recognized over a weighted-average period of 0.3 years.

Options

The following table summarizes the Company’s option activity as it relates to Time-Vesting stock options:

	Number of Options	Weighted- Average Exercise Price Per Share	Weighted- Average Grant Date Fair Value Per Share	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2024	4,936,095	$17.52	$10.23
Granted	—	—	—
Exercised	—	—	—
Forfeited	(295,107)	17.37	10.63
Expired	(107,869)	28.79	14.24
Outstanding as of March 31, 2025	4,533,119	17.26	10.08	8.1	$—
Exercisable as of March 31, 2025	1,563,454	$26.75	$14.76	6.4	$—

The following table summarizes the Company’s option activity as it relates to Exit-Vesting stock options:

	Number of Options	Weighted- Average Exercise Price Per Share	Weighted- Average Grant Date Fair Value Per Share	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2024	58,062	$43.00	$22.21
Granted	—	—	—
Exercised	—	—	—
Forfeited	—	—	—
Expired	—	—	—
Outstanding as of March 31, 2025	58,062	43.00	22.21	5.9	$—
Exercisable as of March 31, 2025	51,609	$43.00	$22.21	5.9	$—

As of March 31, 2025, total unrecognized compensation cost related to the Time-Vesting options was $12.1 million, which is expected to be recognized over a weighted-average period of 2.9 years. As of March 31, 2025, total unrecognized compensation cost related to the Exit-Vesting options was $5.8 thousand, which is expected to be recognized over a weighted-average period of 0.3 years.

The weighted-average exercise price exceeded the market price as of March 31, 2025, and as such, resulted in the aggregate intrinsic value to be negative for all of the Company’s stock options (referred to as “out-of-the money”).

Note 12 - Related Party Transactions

In the ordinary course of operations, the Company enters into transactions with related parties, as discussed below (in thousands).

Related Party relationship	Type of Transaction	Financial Statement Line	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024
Other	Marketing costs	Selling and marketing expense	$1,648	$1,622
Other	Moderator costs	Cost of revenue	2,072	1,592
Other	Advertising revenue	Revenue	279	311
Other	Tax receivable agreement liability remeasurement expense	Other income (expense), net	857	230

Related Party relationship	Type of Transaction	Financial Statement Line	March 31, 2025	December 31, 2024
Other	Tax receivable agreement	Payable to related parties pursuant to a tax receivable agreement and Accrued expenses and other current liabilities	$399,702	$416,732

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

Other

The Company recognizes advertising revenues and incurs marketing expenses from Liftoff Mobile Inc. (“Liftoff”), a company in which Blackstone-affiliated funds hold a controlling interest. The Company uses TaskUs Inc. (“TaskUs”), a company in which Blackstone-affiliated funds hold a controlling interest, for moderator services.

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

Revenue by major geographic region is based upon the location of the customers who receive the Company's services. The information below summarizes revenue by geographic area, based on customer location (in thousands):

	Three Months Ended March 31, 2025		Three Months Ended March 31, 2024
United States	$115,191	47%	$133,393	50%
Rest of the world	131,910	53%	134,382	50%
Total	$247,101	100%	$267,775	100%

The United States is the only country with revenues of 10% or more of the Company's total revenue for the three months ended March 31, 2025 and 2024.

As the Company operates its business under one segment, there is no difference between its segment assets and the total consolidated assets. The information below summarizes property and equipment, net by geographic area (in thousands):

	March 31, 2025	December 31, 2024
United Kingdom	$3,330	$3,472
United States	2,062	2,021
Czech Republic	2,342	2,030
Rest of the world	$155	$972
Total	$7,889	$8,495

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

Litigation

We are subject to various legal proceedings, claims, and governmental inspections, audits or investigations arising out of our business which cover matters such as general commercial, consumer protection, governmental regulations, product liability, privacy, safety, environmental, intellectual property, employment and other actions that are incidental to our business.

These actions frequently seek putative damages that may significantly exceed our assessment of any reasonably possible loss from the resolution of such actions. We record a liability for legal claims when the Company determines that a loss is probable and the amount can be reasonably estimated, and, if the liability is material, we disclose the amount of the liability reserved. Except as otherwise disclosed below, while it is reasonably possible that a loss for a particular matter may be incurred in excess of recorded amounts as of March 31, 2025, a reasonable estimate of the amount or range of possible loss in excess of amounts already accrued cannot be made at this time.

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

In August 2023, Bumble received litigation demands from (i) counsel representing the purported Bumble shareholder who filed the voluntarily dismissed William B. Federman Irrevocable Trust derivative action in the U.S. District Court for the District of Delaware and (ii) counsel representing the purported Bumble shareholder who filed the voluntarily dismissed Dana Messana derivative action in the U.S. District Court for the District of Delaware. Both litigation demands were directed to the Bumble Board and contain factual allegations involving the September 2021 SPO that are generally consistent with those in the derivative litigation filed in state and federal court. The letters demand, among other things, that Bumble’s Board undertake an independent investigation into alleged legal violations, and that Bumble commence a civil action to pursue related claims against any individuals who allegedly harmed Bumble. In November 2023, Bumble formed a Special Litigation Committee (“SLC”) to investigate the claims at-issue in the In Re Bumble Inc. Stockholder Derivative Litigation pending in the United States District Court for the District of Delaware and Delaware Court of Chancery, as well as the William B. Federman Irrevocable Trust and Dana Messana litigation demands. In January 2024, the Delaware Court of Chancery entered an order staying the litigation for 180 days to allow the SLC to conduct its investigation, and the United States District Court for the District of Delaware so-ordered a stipulation similarly staying the litigation. On July 25, 2024, the SLC submitted a report of its factual findings and legal analysis. The SLC determined that terminating and dismissing the litigation would best serve the interests of the Company and its stockholders. The SLC moved to terminate and dismiss with prejudice the litigation pending in the Delaware Court of Chancery. The SLC also informed counsel for the shareholders who brought litigation demands (William B. Federman Irrevocable Trust and Dana Messana) of its findings. In October 2024, the SLC filed a motion in the Delaware Court of Chancery to terminate the action, and the motion was fully briefed in April 2025. The motion remains pending, and the United States Court for the District of Delaware granted a stay of the litigation pending a decision on the SLC’s motion to terminate the Delaware Court of Chancery action. Management is unable to determine a range of potential losses that is reasonably possible of occurring.

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

Proceedings Related to the California Unruh Civil Rights Act (the "Unruh Act")

On April 9, 2024, a putative class action complaint was filed against the Company in the United States District Court for the Central District of California, alleging that Bumble’s “women message first” feature violates the Unruh Act. Plaintiffs in these lawsuits sought declaratory and injunctive relief, statutory damages, and attorneys’ fees and costs. On July 8, 2024, the named plaintiffs filed a notice voluntarily dismissing the action without prejudice.

On August 16, 2024, the named plaintiffs refiled their Unruh Act claims in the Superior Court of the State of California for the County of Riverside, this time naming as defendants both the Company and its founder and CEO Whitney Wolfe Herd. Similar to the action filed on April 9, 2024, the litigation is a putative class action in which the named plaintiffs allege that the “women message first” feature violates the Unruh Act. Plaintiffs seek declaratory and injunctive relief, statutory damages, and attorneys’ fees and costs. On October 9, 2024, the action was removed to the United States District Court for the Central District of California. The District Court has dismissed all claims against Ms. Wolfe Herd, along with those claims against Bumble arising prior to August 17, 2022. The claims against the Company for purported Unruh Act violations arising on or after August 17, 2022 remain pending.

Proceedings Related to 2024 Financial Results

On September 24, 2024, a purported securities class action complaint was filed in the United States District Court for the Western District of Texas, naming the Company and certain of its current executives and directors as defendants. The complaint asserted claims under Sections 10(b) and 20(a) of the Exchange Act, alleging that the defendants made or disseminated materially false and misleading statements and/or concealed material adverse facts concerning Bumble’s relaunch strategy announced in 2024. On March 24, 2025, the Lead Plaintiff filed a notice of voluntary dismissal of the action and on April 8, 2025, the court entered an order dismissing the action.

Additionally, between October and December 2024, three shareholder derivative complaints were filed in the United States District Court for the Western District of Texas, naming as defendants certain of Bumble's current and former executives and directors, as well as the Company as a nominal defendant. The complaints asserted state and federal claims based on the same alleged misstatements as the securities class action complaint. Between April 10 and April 14, 2025, plaintiffs in all three matters filed notices of voluntary dismissal, and the court has entered orders dismissing all three matters.

Other Proceedings

From time to time, the Company is subject to patent litigations asserted by non-practicing entities.

Legal expenses are included in “General and administrative expense” in the accompanying unaudited condensed consolidated statements of operations. As of March 31, 2025 and December 31, 2024, the Company did not have any provision for future obligation for the Company's litigations. During the three months ended March 31, 2025, the Company did not make any payment to settle litigation matters.

Purchase Commitments

In November 2024, the Company amended an agreement with one of our third-parties related to cloud services, which superseded and replaced the May 2023 agreement. Under the amended terms, the Company is committed to pay a minimum of $9.5 million over a period of 12 months. If at the end of the 12 months, or upon early termination, the Company has not reached the $9.5 million in spend, the Company will be required to pay for the difference between the sum of fees already incurred and the minimum commitment. As of March 31, 2025, the minimum commitment remaining with this third-party was $5.9 million. In October 2024, the Company amended an agreement with another third-party related to cloud services, which superseded and replaced the April 2021 agreement. Under the amended terms, the Company is committed to pay a total of approximately $12.4 million over a period of 36 months from October 2024. At the end of the 36 months, or upon early termination, any unused consumption capacity will expire unless a renewal agreement is executed. As of March 31, 2025, the total commitment fee remaining with this third-party was $8.5 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of the financial condition and results of operations of Bumble Inc. in conjunction with our unaudited condensed consolidated financial statements and related notes included elsewhere in Part I, “Item 1 – Financial Statements (Unaudited).” This discussion contains forward-looking statements that involve risks and uncertainties about our business and operations. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include, without limitation, those discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and those identified under “Special Note Regarding Forward-Looking Statements” herein and Part I, “Item 1A—Risk Factors" in our 2024 Form 10-K.

Overview

We provide online dating and social networking applications through free, subscription and in-app purchases of products servicing North America, Europe and various other countries around the world. Bumble operates a family of apps, including Bumble, Bumble For Friends, Badoo, and Geneva. Bumble app, launched in 2014, is one of the first dating apps built with women at the center, where women make the first move. Bumble app is a leader in the online dating sector across several countries, including the United States, the United Kingdom, Australia and Canada. Badoo app, launched in 2006, was one of the pioneers of web and mobile free-to-use dating products. Badoo app’s focus is to make finding meaningful connections easy, fun and accessible for a mainstream global audience. Badoo app continues to be a market leader in several countries in Europe and Latin America. Building on the BFF mode in Bumble app, in July 2023 we officially launched a standalone Bumble For Friends app. Bumble For Friends app is a friendship app where people in all stages of life can meet people nearby and create meaningful platonic connections. In July 2024, we acquired Geneva, through which we aim to expand the Bumble For Friends experience from one-to-one connections to groups and communities to serve the many ways people seek friendships. As part of our strategic priorities, we decided to discontinue our operation of the Fruitz and Official apps, which we expect to be completed in the first half of 2025.

Year-to-Date ended March 31, 2025 Consolidated Results

For the three months ended March 31, 2025 and 2024, we generated:

•
Total revenue of $247.1 million and $267.8 million, respectively;
•
Bumble App Revenue of $201.8 million and $215.8 million, respectively;
•
Badoo App and Other Revenue of $45.3 million and $52.0 million, respectively;
•
Net earnings of $19.8 million and $33.9 million, respectively, representing net earnings margin of 8.0% and 12.6%, respectively; and
•
Adjusted EBITDA of $64.4 million and $74.0 million, respectively, representing Adjusted EBITDA margins of 26.1% and 27.6%, respectively.
•
Net cash provided by operating activities of $43.2 million and $2.4 million, respectively, and operating cash flow conversion of 218.1% and 7.1%, respectively; and
•
Free cash flow of $40.8 million and $(0.4) million, respectively, representing free cash flow conversion of 63.4% and (0.5)%, respectively.

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

The following metrics were calculated excluding paying users and revenue generated from Official, advertising and partnerships or affiliates. As of March 31, 2025, Geneva had not generated any revenue, and therefore, is excluded from our key operating metrics.

(In thousands, except ARPPU)	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024
Bumble App Paying Users	2,708.4	2,730.0
Badoo App and Other Paying Users	1,306.3	1,294.3
Total Paying Users	4,014.7	4,024.3
Bumble App Average Revenue per Paying User	$24.84	$26.34
Badoo App and Other Average Revenue per Paying User	$10.72	$12.35
Total Average Revenue per Paying User	$20.24	$21.84

(In thousands, except per share data and percentages)	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024
Condensed Consolidated Statements of Operations Data:
Revenue	$247,101	$267,775
Net earnings	19,831	33,873
Net earnings attributable to Bumble Inc. shareholders	13,444	24,617
Net earnings per share attributable to Bumble Inc. shareholders
Basic earnings per share	$0.13	$0.19
Diluted earnings per share	$0.13	$0.19

(In thousands)	March 31, 2025	December 31, 2024
Condensed Consolidated Balance Sheets Data:
Total assets	$2,508,292	$2,524,887
Cash and cash equivalents	202,243	204,319
Long-term debt, net including current maturities	616,126	617,096

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

Growth Strategy

As previously disclosed, we are in the process of implementing a new strategy and transformation plan intended to deliver durable member value and drive long-term sustainable revenue. As part of this new strategy, we are focusing on fostering a vibrant and healthy membership base, improving the member experience through product innovation and optimization of operations, and evolving our revenue strategy to ensure we deliver value at every step of our members’ journey. As we address these areas of focus, our member growth and success in attracting new members, member engagement and monetization may be negatively impacted. In addition, efforts to improve the health of our membership base, including the removal of bad actors from our apps and changes to our member acquisition strategy, may adversely affect revenue and paying users in the short term. Furthermore, if we do not successfully implement our new strategy, our business, financial condition and results of operations could be materially adversely affected.

See also “If we fail to retain existing users or add new users, or if our users decrease their level of engagement with our products or do not convert to paying users, our revenue, financial results and business may be significantly harmed” and “We are subject to certain risks as a mission-based company” in Part I, “Item 1A—Risk Factors—Risks Related to Our Brands, Products and Operations” of our 2024 Form 10-K.

Macroeconomic Conditions

Macroeconomic conditions, including the conflicts in Eastern Europe and the Middle East, slower growth or economic recession, changes to fiscal, monetary, and trade policy, including the recent introduction of higher tariffs by the U.S. government, and fluctuations in foreign currency exchange rates have impacted and may continue to impact our results of operations, as well as our members who face greater pressure on disposable income. We continuously monitor the direct and indirect impacts of these circumstances on our business and financial results.

For additional information, see “Risk Factors—General Risk Factors—We are exposed to changes in the global macroeconomic environment beyond our control, which may adversely affect consumer discretionary spending, demand for our products and services, our expenses, and our ability to execute strategic plans.” in Part I, “Item 1A—Risk Factors” of our 2024 Form 10-K.

Factors Affecting the Comparability of Our Results of Operations

As a result of a number of factors, our historical results of operations may not be comparable from period to period or going forward. Set forth below is a brief discussion of the key factors impacting the comparability of our results of operations.

Share Repurchase Program

In May 2024, our Board of Directors approved amendments to the share repurchase program to increase the authorized Class A common stock repurchase amount from $300.0 million to $450.0 million. During the three months ended March 31, 2025, we repurchased 4.7 million shares of Class A common stock for $28.7 million, excluding excise tax obligations. During the three months ended March 31, 2024, we repurchased 5.3 million shares of Class A common stock and 2.0 million Common Units for $84.4 million, excluding excise tax obligations. As of March 31, 2025, a total of $50.1 million remained available for repurchase under the repurchase program.

For additional information, see Note 2, Summary of Selected Significant Accounting Policies —Share Repurchase Program, Note 12, Related Party Transactions — Share Repurchase, to our unaudited condensed consolidated financial statements included in Part I, “Item 1 – Financial Statements (Unaudited)” of this Quarterly Report on Form 10-Q.

Tax Receivable Agreement

In connection with certain reorganization transactions and our initial public offering (“IPO”), we entered into a tax receivable agreement with certain of our pre-IPO owners that provides for the payment by the Company to such pre-IPO owners of 85% of the benefits that the Company realizes, or is deemed to realize, as a result of the Company's allocable share of existing tax basis acquired in our IPO and other tax benefits related to entering into the tax receivable agreement. The payments that we may be required to make under the tax receivable agreement to the pre-IPO owners may be significant and are dependent upon future taxable income. During the three months ended March 31, 2025, our tax receivable agreement liability decreased by a net $17.0 million due to the tax receivable agreement payment made in the first quarter of 2025 and the impact of share repurchases.

For additional information, see “Risk Factors—Bumble Inc. will be required to pay certain of our pre-IPO owners for most of the benefits relating to tax depreciation or amortization deductions that we may claim as a result of Bumble Inc.’s allocable share of existing tax basis acquired in the IPO, Bumble Inc.’s increase in its allocable share of existing tax basis and anticipated tax basis adjustments we receive in connection with sales or exchanges of Common Units (including Common Units issued upon conversion of vested Incentive Units) in connection with or after the IPO and our utilization of certain tax attributes of the Blocker Companies”, “Risk Factors—In certain cases, payments under the tax receivable agreement may be accelerated and/or significantly exceed the actual benefits Bumble Inc. realizes in respect of the tax attributes subject to the tax receivable agreement.” in each case, in Part I, “Item 1A—Risk Factors” of our 2024 Form 10-K, and Note 4, Payable to Related Parties Pursuant to a Tax Receivable Agreement, to our unaudited condensed consolidated financial statements included in Part I, “Item 1 – Financial Statements (Unaudited)” of this Quarterly Report on Form 10-Q.

Impairment Charges

During the three months ended March 31, 2025, we recognized impairment charges of $3.6 million for the Official asset group due to the anticipated discontinuation of the Official app.

We have historically recorded impairment charges related to our indefinite-lived assets, long-lived assets and definite-lived intangible assets, and goodwill. It is reasonably possible that changes in judgments, assumptions and estimates we made in assessing the fair values of these assets could cause us to consider some portion, or all of the remaining carrying values of these assets, to become impaired. A further decline in our stock price, economic downturns, a decline in market conditions and/or unfavorable industry trends could potentially trigger impairment tests in the future. In addition, reduced demand for our products, slower growth rates in our industry, and changes in market-based interest rates could negatively impact the estimated future cash flows and discount rates used in the income approach to determine the fair values of these assets and could result in an impairment charge in the future.

For additional information, see Note 2, Summary of Selected Significant Accounting Policies—Long-lived Assets and Definite-lived Intangible Assets and Note 5, Goodwill and Intangible Assets, Net to our unaudited condensed consolidated financial statements included in Part I, “Item 1 – Financial Statements (Unaudited)” of this Quarterly Report on Form 10-Q.

Acquisition

On July 1, 2024, we completed the acquisition of Geneva Technologies Inc. (“Geneva”) for total cash consideration of $17.5 million, net of cash acquired, of which $17.2 million was allocated to developed technology and $0.3 million was allocated to other assets and liabilities.

For additional information, see Note 8, Goodwill and Intangible Assets, Net to our consolidated financial statements included in Part II, “Item 8—Financial Statements and Supplementary Data” of our 2024 Form 10-K.

Restructuring

In February 2025, we announced our decision to discontinue our operation of the Fruitz and Official apps, which we expect to be completed in the first half of 2025. We expect to incur approximately $1.4 million of expenses during the first half of 2025, primarily related to employee severance, benefits and related charges for impacted employees.

On February 27, 2024, we announced our restructuring plan (the “2024 Restructuring Plan”) to reduce our global workforce by approximately 350 roles to better align our operating model with future strategic priorities and to drive stronger operating leverage. The 2024 Restructuring Plan was completed in the third quarter of 2024, and we incurred approximately $20.4 million of total non-recurring charges, consisting primarily of employee severance, benefits, and related charges for impacted employees.

For additional information, see Note 6, Restructuring, to our unaudited condensed consolidated financial statements included in Part I, “Item 1 – Financial Statements (Unaudited)” of this Quarterly Report on Form 10-Q.

Components of Results of Operations

Our business is organized into a single reportable segment.

Revenue

We monetize the Bumble, Bumble For Friends, Badoo, Fruitz and Official apps via a freemium model where the use of our service is free and a subset of our members pay for subscriptions or in-app purchases to access premium features. Subscription revenue is presented net of taxes, refunds and credit card chargebacks. This revenue is initially deferred and is recognized using the straight-line method over the term of the applicable subscription period. Revenue from lifetime subscriptions is deferred over the average estimated expected period of the subscriber relationship, which is currently estimated to be twelve months. Revenue from the purchase of in-app features is recognized based on usage and estimated breakage revenue associated with unused in-app purchases.

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

Cost of revenue also includes data center expenses such as rent, power and bandwidth for running servers, cloud hosting costs, employee compensation (including stock-based compensation) and other employee related costs, impairment of capitalized aggregator costs associated with breakage revenue and restructuring charges. Expenses relating to member care functions such as member support, moderators and other auxiliary costs associated with providing services to members such as fraud prevention are also included within cost of revenue.

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

Other income (expense), net

Other income (expense), net consists of insurance reimbursement proceeds, impacts from foreign exchange transactions, tax receivable agreement liability remeasurement (benefit) expense, sub-lease income and investments in equity securities.

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

Results of Operations

The following table sets forth our unaudited condensed consolidated statement of operations information for the periods presented:

(In thousands)	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024
Revenue	$247,101	$267,775
Operating costs and expenses:
Cost of revenue	73,353	81,289
Selling and marketing expense	59,734	63,617
General and administrative expense	21,644	20,856
Product development expense	34,504	36,017
Depreciation and amortization expense	9,585	17,206
Impairment loss	3,631	—
Total operating costs and expenses	202,451	218,985
Operating earnings	44,650	48,790
Interest expense, net	(12,049)	(8,918)
Other income (expense), net	(6,762)	1,475
Income before income taxes	25,839	41,347
Income tax provision	(6,008)	(7,474)
Net earnings	19,831	33,873
Net earnings attributable to noncontrolling interests	6,387	9,256
Net earnings attributable to Bumble Inc. shareholders	$13,444	$24,617

The following table sets forth our unaudited condensed consolidated statement of operations information as a percentage of revenue for the periods presented:

	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024
Revenue	100.0%	100.0%
Operating costs and expenses:
Cost of revenue	29.7%	30.4%
Selling and marketing expense	24.2%	23.8%
General and administrative expense	8.8%	7.8%
Product development expense	14.0%	13.5%
Depreciation and amortization expense	3.9%	6.4%
Impairment loss	1.5%	0.0%
Total operating costs and expenses	81.9%	81.8%
Operating earnings	18.1%	18.2%
Interest expense, net	(4.9%)	(3.3%)
Other income (expense), net	(2.7%)	0.6%
Income before income taxes	10.5%	15.4%
Income tax provision	(2.4%)	(2.8%)
Net earnings	8.0%	12.6%
Net earnings attributable to noncontrolling interests	2.6%	3.5%
Net earnings attributable to Bumble Inc. shareholders	5.4%	9.2%

The following table sets forth the stock-based compensation expense, included in operating costs and expenses:

(In thousands)	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024
Cost of revenue	$154	$545
Selling and marketing expense	(839)	(2,862)
General and administrative expense	(3,894)	$(1,506)
Product development expense	8,717	3,849
Total stock-based compensation expense	$4,138	$26

During the three months ended March 31, 2025, stock-based compensation expense was higher compared to the same period in 2024, primarily due to forfeitures and headcount reductions associated with the 2024 Restructuring Plan. Negative amounts represent expense reversals associated with forfeitures that exceeded expenses recognized during the periods presented.

Comparison of the Three Months Ended March 31, 2025 and 2024

Revenue

(In thousands)	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024
Bumble App	$201,822	$215,757
Badoo App and Other	45,279	52,018
Total Revenue	$247,101	$267,775

Total Revenue was $247.1 million for the three months ended March 31, 2025, compared to $267.8 million for the same period in 2024. The decrease was primarily driven by declines in Total Average Revenue per Paying User and Total Paying Users, as well as unfavorable fluctuations in foreign currency exchange rates.

Bumble App Revenue was $201.8 million for the three months ended March 31, 2025, compared to $215.8 million for the same period in 2024. This decrease was primarily driven by a 5.7% decline in Bumble App ARPPU to $24.84, an 0.8% decrease in Bumble App Paying Users to 2.7 million, and unfavorable fluctuations in foreign currency exchange rates.

Badoo App and Other Revenue was $45.3 million for the three months ended March 31, 2025, compared to $52.0 million for the same period in 2024. This decrease was primarily driven by a 13.2% decline in Badoo App and Other ARPPU to $10.72 and unfavorable fluctuations in foreign currency exchange rates, partially offset by a 0.9% increase in Badoo App and Other Paying Users to 1.3 million.

Cost of revenue

(In thousands, except percentages)	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024
Cost of revenue	$73,353	$81,289
Percentage of revenue	29.7%	30.4%

Cost of revenue for the three months ended March 31, 2025 decreased by $7.9 million, or 9.8%, as compared to the same period in 2024, driven primarily by a decline in in-app purchase fees due to a decrease in revenue.

As a percentage of revenue, cost of revenue for the three months ended March 31, 2025 decreased as compared to the same period in 2024, primarily due to the reduction in Apple fees as a result of opting into Apple's European Union terms in the first quarter of 2025.

Selling and marketing expense

(In thousands, except percentages)	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024
Selling and marketing expense	$59,734	$63,617
Percentage of revenue	24.2%	23.8%

Selling and marketing expense for the three months ended March 31, 2025 decreased by $3.9 million, or 6.1%, as compared to the same period in 2024. The change was primarily driven by a $4.3 million decrease in personnel-related costs due to the headcount reductions associated with the 2024 Restructuring Plan, and a $1.8 million decrease in marketing costs, partially offset by a $2.0 million increase in stock-based compensation due to lower forfeitures.

General and administrative expense

(In thousands, except percentages)	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024
General and administrative expense	$21,644	$20,856
Percentage of revenue	8.8%	7.8%

General and administrative expense for the three months ended March 31, 2025 increased by $0.8 million, or 3.8%, as compared to the same period in 2024. The change was primarily driven by a $13.4 million unfavorable fluctuation in fair value of the contingent earn-out liabilities, partially offset by a $5.2 million decrease in legal and professional fees, a $5.0 million decrease in personnel-related costs due to headcount reductions associated with the 2024 Restructuring Plan, and a $2.4 million decrease in stock-based compensation due to higher forfeitures associated with the departure of officers in the first quarter of 2025.

Product development expense

(In thousands, except percentages)	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024
Product development expense	$34,504	$36,017
Percentage of revenue	14.0%	13.5%

Product development expense in the three months ended March 31, 2025 decreased by $1.5 million, or 4.2%, as compared to the same period in 2024. The change was primarily driven by an $7.8 million decrease in personnel-related costs due to headcount reductions associated with the 2024 Restructuring Plan, partially offset by a $4.5 million increase in stock-based compensation due to equity awards granted in the first quarter of 2025.

Depreciation and amortization expense

(In thousands, except percentages)	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024
Depreciation and amortization expense	$9,585	$17,206
Percentage of revenue	3.9%	6.4%

Depreciation and amortization expense for the three months ended March 31, 2025 decreased by $7.6 million, or 44.3%, as compared to the same period in 2024. The change was primarily driven by Bumble and Badoo developed technology that was fully amortized in February 2025.

Impairment loss

(In thousands, except percentages)	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024
Impairment loss	$3,631	$—
Percentage of revenue	1.5%	—

During the three months ended March 31, 2025, we recognized an impairment charge of $3.6 million for the Official asset group. There were no impairment charges recorded for the three months ended March 31, 2024. For additional information, see Note 2,

Summary of Selected Significant Accounting Policies—Impairment of Long-lived Assets and Definite-lived Intangible Assets and Note 5, Goodwill and Intangible Assets, Net to our unaudited condensed consolidated financial statements included in Part I, “Item 1 – Financial Statements (Unaudited)” of this Quarterly Report on Form 10-Q.

Interest expense, net

(In thousands, except percentages)	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024
Interest expense, net	$(12,049)	$(8,918)
Percentage of revenue	(4.9)%	(3.3)%

Interest expense, net for the three months ended March 31, 2025 increased by $3.1 million, or 35.1%, compared to the same period in 2024. This change was primarily driven by a decrease in interest income on our interest rate swaps and a decrease in investments in money market funds, partially offset by a decrease in interest rates on our outstanding debt under the Credit Agreement.

Other income (expense), net

(In thousands, except percentages)	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024
Other income (expense), net	$(6,762)	$1,475
Percentage of revenue	(2.7)%	0.6%

Other income (expense), net for the three months ended March 31, 2025 increased by $8.2 million, compared to the same period in 2024. The change was primarily due to $6.0 million net foreign currency exchange losses in three months ended March 31, 2025.

Income tax provision

(In thousands, except percentages)	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024
Income tax provision	$(6,008)	$(7,474)
Effective tax rate	23.3%	18.1%

Income tax provision was $6.0 million for the three months ended March 31, 2025 as compared to $7.5 million for the same period in 2024. The income tax provision is lower year over year for the three months ended March 31, 2025, primarily due to a decrease in Income before income taxes for 2025 as compared to the same period in 2024.

Pillar Two Minimum Tax

On December 20, 2021, the Organization for Economic Cooperation and Development released the Pillar Two model rules providing a framework for implementing a 15% minimum tax, also referred to as the Global Anti-Base Erosion ("GloBE") rules, on earnings of multinational companies with consolidated annual revenue exceeding €750 million. Pillar Two legislation has been enacted in certain jurisdictions where we operate, including the UK and certain EU member states, and is effective for our financial year beginning January 1, 2024. We have performed an assessment of our exposure to Pillar Two income taxes, including our ability to qualify for transitional safe harbor relief under the GloBE rules. While we expect to qualify for transitional safe harbor relief in most jurisdictions in which we operate, there are a limited number of jurisdictions where the transitional safe harbor is not available, including for certain entities classified as “stateless” constituent entities under the Pillar Two model rules. Our income tax provision for the three months ended March 31, 2025 and March 31, 2024, includes the effects of Pillar Two minimum taxes based on currently enacted legislation and guidance. We are monitoring the implementation of Pillar Two legislation (both proposed and enacted) by individual countries, including the release of administrative guidance on the application of the GloBE rules, and will continue to evaluate the potential impact to our financial position. In addition, in January 2025, the United States issued an executive order announcing opposition to aspects of these rules. Accordingly, we are still evaluating the potential consequences of Pillar Two on our longer-term financial position.

Non-GAAP Financial Measures

We report our financial results in accordance with GAAP, however, management believes that certain non-GAAP financial measures provide users of our financial information with useful supplemental information that enables a better comparison of our performance across periods. We believe Adjusted EBITDA provides visibility to the underlying continuing operating performance by excluding the impact of certain expenses, including income tax (benefit) provision, interest and derivative (gains) losses, net, depreciation and amortization expense, stock-based compensation expenses, employer costs related to stock-based compensation, foreign exchange (gain) loss, changes in fair value of contingent earn-out liability, investments in equity securities, transaction and other costs, litigation costs net of insurance reimbursements that arise outside of the ordinary course of business, tax receivable agreement liability remeasurement (benefit) expense, impairment loss, and costs associated with restructuring, as management does not believe these expenses are representative of our core earnings.

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

The following table reconciles our non-GAAP financial measures to the most comparable GAAP financial measures for the periods presented:

(In thousands, except percentages)	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024
Net earnings	$19,831	$33,873
Add back:
Income tax provision	6,008	7,474
Interest and derivative (gains) losses, net(1)	12,049	7,340
Depreciation and amortization expense	9,585	17,206
Stock-based compensation expense	4,138	26
Employer costs related to stock-based compensation(2)	705	1,387
Litigation costs, net of insurance reimbursements(3)	1,287	5,236
Foreign exchange loss(4)	6,017	—
Restructuring costs(5)	1,210	16,616
Transaction and other costs(6)	1,313	337
Changes in fair value of contingent earn-out liability	(2,282)	(15,689)
Changes in fair value of investments in equity securities	51	3
Tax receivable agreement liability remeasurement expense(7)	857	230
Impairment loss(8)	3,631	—
Adjusted EBITDA	$64,400	$74,039
Net earnings margin	8.0%	12.6%
Adjusted EBITDA margin	26.1%	27.6%

Net cash provided by operating activities	$43,245	$2,420
Less:
Capital expenditures	(2,411)	(2,801)
Free cash flow	$40,834	$(381)
Operating cash flow conversion	218.1%	7.1%
Free cash flow conversion	63.4%	(0.5)%

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
(4)
Represents foreign exchange loss due to foreign currency transactions.
(5)
Represents costs associated with discontinuing the operations of the Fruitz and Official apps and the 2024. Restructuring Plan, such as severance, benefits and other related costs.
(6)
Represents transaction costs primarily related to acquisitions.
(7)
Represents recognized adjustments to the tax receivable agreement liability.
(8)
Represents impairment charges to the Official asset group in the first quarter of 2025.

Liquidity and Capital Resources

Overview

As of March 31, 2025, we had $202.2 million of cash and cash equivalents, a decrease of $2.1 million from December 31, 2024. Our principal sources of liquidity are our cash and cash equivalents and cash generated from operations. Our primary uses of liquidity are operating expenses and capital expenditures, acquisition of businesses, funding of our debt obligations, partnership tax distributions, paying income taxes and obligations under our tax receivable agreement and effectuating share repurchases as discussed below. Based on current conditions, we believe that we have sufficient financial resources to fund our activities and execute our business plans during the next twelve months.

We have a share repurchase program of up to $450.0 million of our outstanding Class A common stock with repurchases under the program to be made on a discretionary basis from time to time, subject to general business and market conditions and other investment opportunities, through open market purchases or other means, including privately negotiated transactions. During the three months ended March 31, 2025, we repurchased 4.7 million shares of Class A common stock for $28.7 million, excluding excise tax obligations. During the three months ended March 31, 2024, we repurchased 5.3 million shares of Class A common stock and 2.0 million Common Units for $84.4 million, excluding excise tax obligations. As of March 31, 2025, a total of $50.1 million remained available for repurchase under the repurchase program.

In February 2025, we announced our decision to discontinue our operation of the Fruitz and Official apps, which we expect to be completed in the first half of 2025. We expect to incur approximately $1.4 million of total non-recurring charges during the first half of 2025. On February 27, 2024, we announced that the Company adopted the 2024 Restructuring Plan to reduce its global workforce. The 2024 Restructuring Plan was completed in the third quarter of 2024, and we incurred approximately $20.4 million of total non-recurring charges through the third quarter of 2024. During the three months ended March 31, 2025 and 2024, we made $1.1 million and $2.7 million, respectively, of cash payments in connection with discontinuing the Fruitz and Official apps and the 2024 Restructuring Plan.

Cash Flow Information

The following table summarizes our unaudited condensed consolidated cash flow information for the periods presented:

(In thousands)	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024
Net cash provided by (used in):
Operating activities	$43,245	$2,420
Investing activities	(2,411)	(2,801)
Financing activities	(42,466)	(94,366)

Operating activities

Net cash provided by operating activities was $43.2 million and $2.4 million, respectively, in the three months ended March 31, 2025 and 2024, which was driven by net earnings of $19.8 million and $33.9 million, non-cash adjustments of $32.6 million and $(1.8) million, and changes of assets and liabilities of $(9.2) million and $(29.6) million in the three months ended March 31, 2025 and 2024, respectively. Changes of assets and liabilities in the three months ended March 31, 2025 and 2024 consist primarily of: changes in accounts receivable of $(0.7) million and $3.6 million, respectively, driven by foreign exchange differences and timing of cash receipts; changes in accounts payable of $(2.0) million and $3.4 million, respectively, driven by timing of cash payment; changes in accrued expenses and other current liabilities of $(5.5) million and $(12.9) million, respectively, driven by bonus payouts, other personnel-related expenses, and tax receivable liability payments; changes in other current assets of $1.6 million and $(4.3) million, respectively, driven by income tax receivable and prepaid expenses; and changes in legal liabilities of nil and $(17.3) million, respectively, driven by litigation settlement payments.

Investing activities

Net cash used in investing activities related to capital expenditures was $2.4 million and $2.8 million for the three months ended March 31, 2025 and 2024, respectively.

Financing activities

Net cash used in financing activities was $42.5 million and $94.4 million in the three months ended March 31, 2025 and 2024, respectively. During the three months ended March 31, 2025, we used $28.7 million for share repurchases of our Class A common stock and $8.9 million for tax receivable agreement payments. During the three months ended March 31, 2024, we used $62.1 million for share repurchases of our Class A common stock, $2.7 million for cash distribution payments to the noncontrolling interest holders, and Bumble Holdings used $22.2 million for the repurchase of Common Units. During the three months ended March 31, 2025 and 2024, we used $3.4 million and $5.9 million, respectively, for shares withheld to satisfy employee tax withholding requirements upon vesting of restricted stock units. During each of the three months ended March 31, 2025 and 2024, we used $1.4 million to repay a portion of the outstanding indebtedness under our Original Term Loan.

Indebtedness

Senior Secured Credit Facilities

We and certain of our wholly owned subsidiaries, including Buzz Finco LLC (the “Borrower”) are party to a credit agreement (as amended, the “Credit Agreement”), pursuant to which we are permitted to borrow $575.0 million through a seven-year term loan (“Original Term Loan”) and $275.0 million through a seven-year incremental term loan (the “Incremental Term Loan,” and collectively with the Original Term Loan, the “Term Loans”), as well as a $50.0 million senior secured revolving credit facility maturing on June 17, 2026 (the “Revolving Credit Facility”) and up to $25.0 million through letters of credit. The forward-looking term rate is based on the Term Secured Overnight Financing Rate (“SOFR”), plus a credit spread adjustment of 0.10% with respect to the Term Loans and 0.00% with respect to loans under the Revolving Credit Facility (Term SOFR plus such credit spread adjustment, “Adjusted Term SOFR”).

Borrowings under the Credit Agreement bear interest at a rate equal to, at the Borrower’s option, either (i) Adjusted Term SOFR for the relevant interest period, adjusted for statutory reserve requirements (subject to a floor of 0.0% on the Original Term Loan and 0.50% on the Incremental Term Loan), plus an applicable margin or (ii) a base rate equal to the highest of (a) the rate of interest in effect as last quoted by the Wall Street Journal as the “Prime Rate” in the United States, (b) the federal funds effective rate plus 0.50% and (c) Adjusted Term SOFR, for an interest period of one month plus 1.00% (subject to a floor of 0.00% per annum), in each case, plus an applicable margin. The applicable margin for loans under the Revolving Credit Facility is subject to adjustment based upon the consolidated first lien net leverage ratio of the Borrower and its restricted subsidiaries and is subject to reduction after the consummation of our IPO.

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

Contractual Obligations and Contingencies

The following table summarizes our contractual obligations as of March 31, 2025:

	Payments due
(In thousands)	Total	Less than 1 year	More than 1 year
Long-term debt, including interest	$619,875	$5,750	$614,125
Operating lease liabilities, including imputed interest	13,029	3,698	9,331
Other (1)	21,400	14,731	6,669
Total	$654,304	$24,179	$630,125

(1) We have contractual obligations with various third parties. In November 2024, we amended an agreement with one of our third parties related to cloud services, which superseded and replaced the May 2023 agreement. Under the amended terms, we are committed to pay a minimum of $9.5 million over the period of 12 months from November 2024. If at the end of the 12 months, or upon early termination, we have not reached the $9.5 million in spend, we will be required to pay for the difference between the sum of fees already incurred and the minimum commitment. As of March 31, 2025, our minimum commitment remaining with this third party is $5.9 million. In October 2024, we amended an agreement with another third-party related to cloud services, which superseded and replaced the April 2021 agreement. Under the amended terms, we are committed to pay a total of approximately $12.4 million over a period of 36 months from October 2024. At the end of the 36 months, or upon early termination, any unused consumption capacity will expire unless we enter into a renewal agreement. As of March 31, 2025, our total commitment fee remaining with this third-party was $8.5 million.

Additionally, we have the following contractual obligations not reflected in the table set forth above:

In connection with the IPO, in February 2021, we entered into a tax receivable agreement with certain of our pre-IPO owners that provides for the payment by the Company to such pre-IPO owners of 85% of the benefits that the Company realizes, or is deemed to realize, as a result of the Company’s allocable share of existing tax basis acquired in our IPO and other tax benefits related to entering into the tax receivable agreement. The payments under the tax receivable agreement are not conditioned upon continued ownership of the Company by the pre-IPO owners. The payments that we may be required to make under the tax receivable agreement to the pre-IPO owners may be significant and are not reflected in the contractual obligations table set forth above as they are dependent upon future taxable income. Assuming no material changes in the relevant tax law, and that we earn sufficient taxable income to realize all tax benefits that are subject to the tax receivable agreement, we expect future payments under the tax receivable agreement related to the Offering Transactions and subsequent activity through March 31, 2025 to aggregate to $685.5 million and to range over the next 15 years from approximately $4.1 million to $69.3 million per year and decline thereafter. In determining these estimated future payments, we have given retrospective effect to certain exchanges of Common Units for Class A shares that occurred after the IPO but were contemplated to have occurred pursuant to the Blocker Restructuring. The foregoing numbers are merely estimates, and the actual payments could differ materially. For additional information, see Note 4, Payable to Related Parties Pursuant to a Tax Receivable Agreement, to the unaudited condensed consolidated financial statements included in “Item 1 - Financial Statements (Unaudited).”

In connection with the Sponsor Acquisition in January 2020, we entered into a contingent consideration arrangement, consisting of an earn-out payment to the former shareholders of Worldwide Vision Limited of up to $150.0 million. The timing and amount of such payments, that we may be required to make, is not reflected in the contractual obligations table set forth above as the payment to the former shareholders of Worldwide Vision Limited is dependent upon the achievement of a specified return on invested capital by our Sponsor. For additional information, see Note 8, Fair Value Measurements, to the unaudited condensed consolidated financial statements included in “Item 1 - Financial Statements (Unaudited).”

Critical Accounting Policies and Estimates

We have discussed the estimates and assumptions that we believe are critical because they involve a higher degree of judgment in their application and are based on information that is inherently uncertain in our 2024 Form 10-K for the year ended December 31, 2024. There have been no significant changes to these accounting policies and estimates for the three months ended March 31, 2025.

Related Party Transactions

For discussions of related party transactions, see Note 12, Related Party Transactions, to the condensed consolidated financial statements included in “Item 1 - Financial Statements (Unaudited).”

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Foreign Currency Exchange Risk

We conduct business in certain foreign markets, primarily in the United Kingdom and the European Union. For the three months ended March 31, 2025 and 2024, revenue outside of the United States accounted for 53.4% and 50.2% of consolidated revenue, respectively. Our primary exposure to foreign currency exchange risk is the underlying paying user’s functional currency other than the U.S. Dollar, primarily the British Pound and Euro. As foreign currency exchange rates change, translation of the statements of operations of our international businesses into U.S. dollars affects year-over-year comparability of operating results. The average Euro and British Pound versus the U.S. Dollar exchange rate was 3.4% and 0.8% lower, respectively in the three months ended March 31, 2025 compared to the three months ended March 31, 2024.

Historically, we have not hedged any foreign currency exposures. We have performed a sensitivity analysis as of March 31, 2025 and 2024. A hypothetical 10% change in British Pound and Euro, relative to the U.S. Dollar, would have changed revenue by $6.0 million and $6.1 million for the three months ended March 31, 2025 and 2024, respectively, with all other variables held constant. This accounts for 2% of total revenue for both the three months ended March 31, 2025 and 2024. Our continued international expansion increases our exposure to exchange rate fluctuations and as a result such fluctuations could have a significant impact on our future results of operations.

Interest Rate Risk

At March 31, 2025, we had debt outstanding with a carrying value of $616.1 million. With consideration of the financial impact of our interest rate swaps, a hypothetical interest rate increase of 1% would have increased interest expense for the three months ended March 31, 2025 by $0.7 million, based upon the outstanding debt balances and interest rates in effect during that period.

Borrowings under our Senior Secured Credit Facilities bear interest at a variable market rate. In order to reduce the financial impact of increases in interest rates, we entered into two interest rate swaps for a total notional amount of $350.0 million on June 22, 2020, which were set to expire on June 30, 2024. In January 2024, we replaced these interest rate swaps and entered into new interest rate swaps for the same notional value of $350.0 million to extend the expiration from June 2024 to January 2027. The financial impact of the interest rate swaps is to fix the variable interest rate element on $350.0 million of the long-term debt at a rate of 3.18%.

For additional information, see Note 9, Debt, to the unaudited condensed consolidated financial statements included in “Item 1 - Financial Statements (Unaudited).”

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Bumble’s management conducted an evaluation, under the supervision and with the participation of its Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and our disclosure controls and procedures (as defined by Rule 14a-15(e) and 15d-15(e) of the Exchange Act) at March 31, 2025. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time period specified in the rules and forms of the SEC, and that such information is accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Based upon the evaluation, the CEO and CFO concluded that, as a result of material weakness in our internal control identified in connection with the preparation and audit of our consolidated financial statements for the year ended December 31, 2024, the Company’s disclosure controls and procedures were not effective at March 31, 2025.

Notwithstanding this material weakness noted above, our management, including our CEO and CFO, has concluded that our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q present fairly, in all material respects, our financial position, results of operations, and cash flows for the periods presented in accordance with GAAP.

Material Weakness in Internal Control over Financial Reporting

As included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, management identified a material weakness in the design of controls related to foreign currency translation resulting from certain intercompany loan transactions. This resulted in immaterial errors impacting Other income (expense), net and Change in foreign currency translation adjustment for the three and nine months ended September 30, 2024. The errors were corrected for the annual financial statements for the year ended December 31, 2024 and there were no changes to previously released financial statements. However, the control deficiency could have resulted in material misstatements to the consolidated financial statements that would not have been prevented or detected. Accordingly, management has concluded that this control deficiency constituted a material weakness.

After giving full consideration to the material weakness, and the additional analyses and other procedures we performed to ensure that our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q were prepared in accordance with GAAP, our management has concluded that our unaudited condensed consolidated financial statements present fairly, in all material respects, our financial position, results of operations and cash flows for the periods disclosed in conformity with GAAP. We have developed and are implementing a remediation plan for the material weakness, which is described below.

Remediation Efforts

Management is committed to remediating the material weakness in a timely manner. We are in the process of implementing the following measures:

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

Changes in Internal Control over Financial Reporting

As discussed above, we are implementing our remediation plan related to the material weakness. There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

See Note 14, Commitments and Contingencies—Litigation, to our unaudited condensed consolidated financial statements included in Part I, “Item 1—Financial Statements (Unaudited)” of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

Item 1A. Risk Factors.

For a discussion of our risk factors, see Part I, “Item 1A—Risk Factors” of our 2024 Form 10-K. Refer also to the other information set forth in this Quarterly Report on Form 10-Q, including in the “Special Note Regarding Forward-Looking Statements,” and in Part I, “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Item 1—Financial Statements (Unaudited).”

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

We have a share repurchase program of up to $450.0 million of our outstanding Class A common stock with repurchases under the program to be made on a discretionary basis from time to time, subject to general business and market conditions and other investment opportunities, through open market purchases or other means, including privately negotiated transactions. As of March 31, 2025, a total of $50.1 million remained available for repurchase under the program.

The following table sets forth purchases by the Company of its Class A common stock during the three months ended March 31, 2025 under this publicly announced share repurchase program.

Period	Total Number of Shares Purchased	Average Price Paid Per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares That May Yet Be Purchased Under Publicly Announced Plans or Programs(2)
January 1 - January 31, 2025	1,800,000	$7.81	1,800,000	$64,707,721
February 1 - February 28, 2025	—	—	—	64,707,721
March 1 - March 31, 2025	2,949,864	4.96	2,949,864	50,090,129
Total	4,749,864	$6.04	4,749,864	$50,090,129

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

Item 5. Other Information.

Rule 10b5-1 Trading Plans

Our officers and directors from time to time may adopt trading plans to transact in Bumble Inc. securities for reasons such as satisfying vesting-related income tax requirements, investment diversification, or other personal reasons. During the three months ended March 31, 2025, certain of our directors adopted a pre-arranged stock trading plan intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Securities Exchange Act of 1934, as amended (each such plan, a “Rule 10b5-1 Plan”), as described below.

Ann Mather, the Chair of our Board of Directors (the “Board”), adopted a Rule 10b5-1 Plan on March 4, 2025. Ms. Mather’s plan provides for the sale of 10,770 shares of Class A common stock to be received from the vesting of restricted stock units (“RSUs”) (the intent of such sale being to cover the income tax obligations related to the vesting of the RSUs) and the potential sale of an additional 7,491 shares of Class A common stock which is subject to a specified limit price.

Sissie Hsiao, a member of our Board, adopted a Rule 10b5-1 Plan on March 6, 2025. Ms. Hsiao’s plan provides for the sale of 13,477 shares of Class A common stock to be received from the vesting of RSUs. The plan is intended to sell shares of Class A common stock to cover the income tax obligations related to the vesting of the RSUs.

Mses. Mather’s and Hsiao’s plans will expire on September 9, 2025 and October 6, 2025, respectively, or upon the earlier completion of all authorized transactions under the plan or if the trading arrangement is otherwise terminated according to its terms.

Each of the Rule 10b5-1 Plans described above was adopted in accordance with our Securities Trading Policy.

Director Resignation

On May 7, 2025, Matthew S. Bromberg notified the Board of his decision to resign from the Board, effective June 5, 2025. Mr. Bromberg’s decision to resign from the Board was not the result of any disagreement (i) with the Company, the Company’s management, or any other member of the Board, or (ii) on any matter relating to the Company’s operations, policies, or practices. Bumble and the Board wish to thank Mr. Bromberg for his service and contributions to the Company. The Board will reduce the size of the Board from 10 directors to 9 directors, effective upon Mr. Bromberg’s retirement.

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
10.1

Letter Agreement, dated as of February 28, 2025, by and between Bumble Inc. and Whitney Wolfe Herd (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K/A filed on February 28, 2025)

10.2

Consulting Agreement, dated February 18, 2025, between Bumble Inc. and FLG Partners, LLC (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on February 28, 2025)

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

BUMBLE INC.

Date: May 12, 2025	By:	/s/ Whitney Wolfe Herd
Whitney Wolfe Herd
Chief Executive Officer

Date: May 12, 2025	By:	/s/ Ronald J. Fior
Ronald J. Fior
Interim Chief Financial Officer