Form 10-Q
period 2025-06-30
Bumble Inc.
filed 2025-08-07
CIK 1830043

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_______________________
FORM 10-Q
_______________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________
Commission File Number: 001-40054
Bumble Inc.
(Exact Name of Registrant as Specified in its Charter)
_______________________

Delaware	85-3604367
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1105 West 41st Street Austin, Texas	78756
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (512) 696-1409
_______________________
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 31, 2025, Bumble Inc. had 104,010,519 shares of Class A common stock, par value $0.01 per share, outstanding and 20 shares of Class B common stock, par value $0.01 per share, outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q, or this Quarterly Report, contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements reflect the current views of management of Bumble Inc. with respect to, among other things, its operations, including the recently announced plan to implement a global workforce reduction and restructuring of its operations and its expected impact, its financial performance, its industry and its business, including without limitation statements related to its strategic plans and initiatives (including its revenue strategy, marketing approach, innovations across AI, product and technology and its other investments). Forward-looking statements include all statements that are not historical facts. In some cases, you can identify these forward-looking statements by the use of words such as “outlook,” “believe(s),” “expect(s),” “potential,” “continue(s),” “may,” “will,” “should,” “could,” “would,” “seek(s),” “predict(s),” “intend(s),” “trends,” “plan(s),” “estimate(s),” “anticipate(s),” “projection,” “will likely result” and or the negative version of these words or other comparable words of a future or forward-looking nature. Such forward-looking statements are subject to various risks and uncertainties. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements. These factors include, but are not limited to, the following:
•the risk that the costs and charges related to our recently announced plan to implement a global workforce reduction and restructuring of our operations may be greater than anticipated or incurred in different periods than anticipated
•the risk that our restructuring efforts may not generate their intended benefits to the extent or as quickly as anticipated
•our ability to retain existing members or attract new members and to convert members to paying users (including as a result of shifts in strategy)
•competition and changes in the competitive landscape of our market
•our ability to distribute our dating products through third parties, such as Apple App Store or Google Play Store, and offset related fees
•our ability to attract, hire and retain a highly qualified and diverse workforce, or maintain our corporate culture, including as such factors may be impacted by our global workforce reductions and efforts to restructure our operations
•our ability to maintain the value and reputation of our brands
•risks relating to changes to our existing brands and products, or the introduction or acquisition of new brands or products
•risks relating to certain of our international operations, including geopolitical conditions and successful expansion into new markets
•the impact of data security breaches or cyber attacks on our systems and the costs of remediation related to any such incidents
•challenges with properly managing the use of artificial intelligence
•our ability to obtain, maintain, protect and enforce intellectual property rights and successfully defend against claims of infringement, misappropriation or other violations of third-party intellectual property
•our ability to comply with complex and evolving U.S. and international laws and regulations relating to our business, including data privacy laws
•our substantial indebtedness
•control of us by Blackstone and our Founder (each, as defined below)
•the outsized voting rights of Blackstone and our Founder
•the risk that we may experience impairments to our goodwill and intangible assets as a result of a number of factors, some of which are beyond our control
•risks relating to the market price volatility of our Class A common stock, which could limit our ability to make acquisitions and retain key personnel and employees, and result in dilution if our stock-based compensation programs issue increased numbers of shares because of a depressed stock price or could result in increased cash compensation expense in the event that we shift the mix of incentive compensation in favor of cash-based awards over equity-based awards
•changes in business or macroeconomic conditions, including the impact of lower consumer confidence in our business or in the online dating industry generally, recessionary conditions, increased unemployment rates, stagnant or declining wages, changes in inflation or interest rates, geopolitical events (such as trade wars), political unrest, armed conflicts, including conflicts in Eastern Europe and the Middle East, widespread health emergencies or pandemics and measures taken in response, extreme weather events or natural disasters

•foreign currency exchange rate fluctuations
For more information regarding these and other risks and uncertainties that we face, see Part I, “Item 1A—Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2024 (“2024 Form 10-K”). These factors should not be construed as exhaustive and we caution you that the important factors referenced above may not contain all of the factors that are important to you. Bumble Inc. undertakes no obligation to publicly update or review any forward-looking statements, whether as a result of new information, future developments or otherwise, except as required by law.
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
Certain Definitions
As used in this Quarterly Report, unless otherwise noted or the context requires otherwise, the following terms have the following meanings. Our key metrics (Bumble App Paying Users, Badoo App and Other Paying Users, Total Paying Users, Bumble App Average Revenue per Paying User, Badoo App and Other Average Revenue per Paying User, and Total Average Revenue per Paying User) were calculated excluding paying users and revenue generated from Official, advertising and partnerships or affiliates. As of June 30, 2025, Geneva had not generated any revenue, and therefore is excluded from our key operating metrics.
•“Badoo App and Other Average Revenue per Paying User” or “Badoo App and Other ARPPU” is a metric calculated based on Badoo App and Other Revenue in any measurement period divided by Badoo App and Other Paying Users in such period divided by the number of months in the period.
•a “Badoo App and Other Paying User” is a member that has purchased or renewed a subscription plan and/or made an in-app purchase on Badoo app in a given month or made a purchase on one of our other apps that we owned and operated in a given month, or made a purchase on other third-party apps that used our technology in the relevant period. We calculate Badoo App and Other Paying Users as a monthly average, by counting the number of Badoo App and Other Paying Users in each month and then dividing by the number of months in the relevant measurement period.
•“Badoo App and Other Revenue” is revenue derived from purchases or renewals of a Badoo app subscription plan and/or in-app purchases on Badoo app in the relevant period, purchases on one of our other apps that we owned and operated in the relevant period, purchases on other third party apps that used our technology in the relevant period and advertising, partnerships or affiliates revenue in the relevant period.
•“Blackstone” or “our Sponsor” refer to investment funds associated with Blackstone Inc.
•“Blocker Companies” refer to certain entities that are taxable as corporations for U.S. federal income tax purposes in which the Pre-IPO Shareholders held interests.
•“Blocker Restructuring” refers to certain restructuring transactions that resulted in the acquisition by Pre-IPO Shareholders of shares of Class A common stock in exchange for their ownership interests in the Blocker Companies and Bumble Inc. acquiring an equal number of outstanding Common Units.
•“Board of Directors” or “Board” refers to the board of directors of Bumble Inc.
•“Bumble,” the “Company,” “we,” “us” and “our” refer to Bumble Inc. and its consolidated subsidiaries.
•“Bumble App Average Revenue per Paying User” or “Bumble App ARPPU” is a metric calculated based on Bumble App Revenue in any measurement period, divided by Bumble App Paying Users in such period divided by the number of months in the period.
•a “Bumble App Paying User” is a member that has purchased or renewed a Bumble app or Bumble For Friends app subscription plan and/or made an in-app purchase on Bumble app or Bumble For Friends app in a given month. We calculate Bumble App Paying Users as a monthly average, by counting the number of Bumble App Paying Users in each month and then dividing by the number of months in the relevant measurement period.
•“Bumble App Revenue” is revenue derived from purchases or renewals of a Bumble app or Bumble For Friends app subscription plan and/or in-app purchases on Bumble app or Bumble For Friends app in the relevant period.

•“Bumble Holdings” refers to Buzz Holdings L.P., a Delaware limited partnership.
•“Class B Units” refers to the interests in Bumble Holdings called “Class B Units,” including the Class B units held by Buzz Management Aggregator L.P., that were outstanding prior to the Reclassification.
•“Common Units” refers to the new class of units of Bumble Holdings created by the Reclassification and does not include Incentive Units.
•“Continuing Incentive Unitholders” refers to certain pre-IPO holders of Class B Units who hold Incentive Units following the consummation of the Reorganization Transactions and the Offering Transactions.
•“Founder” refers to Whitney Wolfe Herd, the founder of Bumble app and our Chief Executive Officer, together with entities beneficially owned by her.
•“Fruitz” refers to Flashgap SAS, which operates the Fruitz app.
•“Geneva” refers to Geneva Technologies, Inc., which Bumble acquired on July 1, 2024.
•“Incentive Units” refers to the class of units of Bumble Holdings created by the reclassification of the Class B Units in the Reclassification. The Incentive Units are “profit interests” having economic characteristics similar to stock appreciation rights and having the right to share in any equity value of Bumble Holdings above specified participation thresholds. Vested Incentive Units may be converted to Common Units and be subsequently exchanged for shares of Class A common stock.
•“IPO” refers to the initial public offering of Class A common stock, which was completed on February 16, 2021.
•“Member” refers to a user ID, a unique identifier assigned during registration.
•“Offering Transactions” refers to the offering of Class A common stock in the IPO and certain related transactions.
•“Official” refers to Newel Corporation, which operates the Official app.
•“Pre-IPO owners” refer to our Founder, our Sponsor, an affiliate of Accel Partners LP and management and other equity holders who were the owners of Bumble Holdings immediately prior to the Offering Transactions.
•“Pre-IPO Shareholders” refer to pre-IPO owners that received shares of Class A common stock of Bumble Inc. pursuant to the Blocker Restructuring.
•“Reclassification” refers to the reclassification of the limited partnership interests of Bumble Holdings in connection with the IPO pursuant to which certain outstanding Class A units were reclassified into a new class of limited partnership interests that we refer to as “Common Units” and certain outstanding Class B Units were reclassified into a new class of limited partnership interests that we refer to as “Incentive Units.”
•“Reorganization Transactions” refer to certain transactions that occurred prior to the completion of the IPO which were accounted for as a reorganization of entities under common control.
•“Sponsor Acquisition” refers to the acquisition on January 29, 2020 by our Sponsor of a majority stake in Worldwide Vision Limited and certain transactions related thereto.
•“Total Average Revenue per Paying User” or “Total ARPPU” is a metric calculated based on Total Revenue in any measurement period divided by the Total Paying Users in such period divided by the number of months in the period.
•“Total Paying Users” is the sum of Bumble App Paying Users and Badoo App and Other Paying Users.
•“Total Revenue” is the sum of Bumble App Revenue and Badoo App and Other Revenue.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited).
Bumble Inc.
Condensed Consolidated Balance Sheets
(In thousands, except share and per share information)
(Unaudited)

	June 30, 2025	December 31, 2024
ASSETS
Cash and cash equivalents	$261,739	$204,319
Accounts receivable (net of allowance of $128 and $103, respectively)	97,395	99,687
Other current assets	38,933	38,236
Total current assets	398,067	342,242
Right-of-use assets	10,797	11,232
Property and equipment (net of accumulated depreciation of $26,847 and $21,811, respectively)	8,615	8,495
Goodwill	1,129,007	1,386,229
Intangible assets, net	588,867	748,906
Deferred tax assets, net	15,495	16,300
Other noncurrent assets	10,647	11,483
Total assets	$2,161,495	$2,524,887
LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$8,867	$6,609
Deferred revenue	40,837	43,411
Accrued expenses and other current liabilities	65,041	82,800
Current portion of long-term debt, net	5,750	5,750
Total current liabilities	120,495	138,570
Long-term debt, net	609,418	611,346
Deferred tax liabilities, net	253	777
Payable to related parties pursuant to a tax receivable agreement	399,740	400,926
Other long-term liabilities	27,096	24,214
Total liabilities	1,157,002	1,175,833
Commitments and contingencies (Note 15)
Shareholders’ equity:
Class A common stock (par value $0.01 per share, 6,000,000,000 shares authorized; 103,951,845 shares issued and outstanding as of June 30, 2025; 107,107,632 shares issued and outstanding as of December 31, 2024)	1,040	1,071
Class B common stock (par value $0.01 per share, 1,000,000 shares authorized; 20 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively)	—	—
Preferred stock (par value $0.01; authorized 600,000,000 shares; no shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively)	—	—
Additional paid-in capital	1,384,634	1,453,483
Accumulated deficit	(941,392)	(701,092)
Accumulated other comprehensive income	133,329	71,073
Total Bumble Inc. shareholders’ equity	577,611	824,535
Noncontrolling interests	426,882	524,519
Total shareholders’ equity	1,004,493	1,349,054
Total liabilities and shareholders’ equity	$2,161,495	$2,524,887
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Bumble Inc.
Condensed Consolidated Statements of Operations
(In thousands, except per share information)
(Unaudited)

	Three Months Ended June 30, 2025	Three Months Ended June 30, 2024	Six Months Ended June 30, 2025	Six Months Ended June 30, 2024
Revenue	$248,229	$268,615	$495,330	$536,390
Operating costs and expenses:
Cost of revenue	74,338	80,041	147,691	161,330
Selling and marketing expense	32,092	67,562	91,826	131,179
General and administrative expense	36,146	36,329	57,790	57,185
Product development expense	32,510	15,705	67,014	51,722
Depreciation and amortization expense	6,631	17,024	16,216	34,230
Impairment loss	404,855	—	408,486	—
Total operating costs and expenses	586,572	216,661	789,023	435,646
Operating earnings (loss)	(338,343)	51,954	(293,693)	100,744
Interest expense, net	(10,259)	(9,082)	(22,308)	(18,000)
Other income (expense), net	(11,912)	(558)	(18,674)	917
Income (loss) before income taxes	(360,514)	42,314	(334,675)	83,661
Income tax provision	(6,469)	(4,628)	(12,477)	(12,102)
Net earnings (loss)	(366,983)	37,686	(347,152)	71,559
Net earnings (loss) attributable to noncontrolling interests	(113,239)	10,291	(106,852)	19,547
Net earnings (loss) attributable to Bumble Inc. shareholders	$(253,744)	$27,395	$(240,300)	$52,012
Net earnings (loss) per share attributable to Bumble Inc. shareholders
Basic earnings (loss) per share	$(2.45)	$0.22	$(2.31)	$0.41
Diluted earnings (loss) per share	$(2.45)	$0.22	$(2.31)	$0.41
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Bumble Inc.
Condensed Consolidated Statements of Comprehensive Operations
(In thousands)
(Unaudited)

	Three Months Ended June 30, 2025	Three Months Ended June 30, 2024	Six Months Ended June 30, 2025	Six Months Ended June 30, 2024
Net earnings (loss)	$(366,983)	$37,686	$(347,152)	$71,559
Other comprehensive income (loss), net of tax:
Change in foreign currency translation adjustment	18,794	(19)	30,180	(2,980)
Total other comprehensive income (loss), net of tax	18,794	(19)	30,180	(2,980)
Comprehensive income (loss)	(348,189)	37,667	(316,972)	68,579
Comprehensive income (loss) attributable to noncontrolling interests	(107,455)	10,286	(97,546)	18,743
Comprehensive income (loss) attributable to Bumble Inc. shareholders	$(240,734)	$27,381	$(219,426)	$49,836
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Bumble Inc.
Condensed Consolidated Statements of Changes in Equity
Three Months Ended June 30, 2025
(In thousands, except per share amounts)
(Unaudited)

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Bumble Inc. Shareholders' Equity	Noncontrolling Interests	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balance as of March 31, 2025	103,193,444	$1,032	20	$—	$1,381,083	$(687,648)	$120,047	$814,514	$539,727	$1,354,241
Net loss	—	—	—	—	—	(253,744)	—	(253,744)	(113,239)	(366,983)
Change in ownership interest in subsidiary	—	—	—	—	(272)	—	272	—	—	—
Stock-based compensation expense	—	—	—	—	4,111	—	—	4,111	1,827	5,938
Impact of Tax Receivable Agreement due to exchanges of Common Units	—	—	—	—	(10)	—	—	(10)	—	(10)
Cancellation of restricted shares	(809)	—	—	—	(3)	—	—	(3)	3	—
Restricted stock units issued, net of shares withheld for taxes	759,210	8	—	—	769	—	—	777	(3,077)	(2,300)
Partnership tax and other distributions	—	—	—	—	(1,044)	—		(1,044)	(4,143)	(5,187)
Other comprehensive income, net of tax	—	—	—	—	—	—	13,010	13,010	5,784	18,794
Balance as of June 30, 2025	103,951,845	1,040	20	—	$1,384,634	$(941,392)	$133,329	$577,611	$426,882	$1,004,493
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Bumble Inc.
Condensed Consolidated Statements of Changes in Equity
Three Months Ended June 30, 2024
(In thousands, except per share amounts)
(Unaudited)

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Deficit	Accumulated Other Comprehensive Income	Total Bumble Inc. Shareholders' Equity	Noncontrolling Interests	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount		Shares	Amount
Balance as of March 31, 2024	139,237,906	$1,392	20	$—	$1,764,917	13,123,659	$(119,364)	$(119,467)	$76,867	$1,604,345	$658,852	$2,263,197
Net earnings	—	—	—	—	—	—	—	27,395	—	27,395	10,291	37,686
Stock-based compensation expense	—	—	—	—	1,640	—	—	—	—	1,640	599	2,239
Cancellation of restricted shares	(4,676)	—	—	—	(22)	—	—	—	—	(22)	22	—
Restricted stock units issued, net of shares withheld for taxes	359,117	4	—	—	4,620	—	—	—	—	4,624	(6,832)	(2,208)
Partnership tax distributions	—	—	—	—	—	—	—	14,959	—	14,959	(17,856)	(2,897)
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	—	(14)	(14)	(5)	(19)
Balance as of June 30, 2024	139,592,347	$1,396	20	$—	$1,771,155	13,123,659	$(119,364)	$(77,113)	$76,853	$1,652,927	$645,071	$2,297,998
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Bumble Inc.
Condensed Consolidated Statements of Changes in Equity
Six Months Ended June 30, 2025
(In thousands, except per share amounts)
(Unaudited)

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Deficit	Accumulated Other Comprehensive Income	Total Bumble Inc. Shareholders' Equity	Noncontrolling Interests	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount		Shares	Amount
Balance as of December 31, 2024	107,107,632	$1,071	20	$—	$1,453,483	—	$—	$(701,092)	$71,073	$824,535	$524,519	$1,349,054
Net loss	—	—	—	—	—	—	—	(240,300)	—	(240,300)	(106,852)	(347,152)
Changes in ownership interest in subsidiary	—	—	—	—	(41,382)	—	—	—	41,382	—	—	—
Stock-based compensation expense	—	—	—	—	7,060	—	—	—	—	7,060	3,148	10,208
Impact of Tax Receivable Agreement	—	—	—	—	1,868	—	—	—	—	1,868	—	1,868
Cancellation of restricted shares	(809)	—	—	—	(3)	—	—	—	—	(3)	3	—
Restricted stock units issued, net of shares withheld for taxes	1,594,886	16	—	—	1,455	—	—	—	—	1,471	(7,021)	(5,550)
Share repurchases	—	—	—	—	(7,924)	4,749,864	(28,921)	—	—	(36,845)	7,924	(28,921)
Partnership tax and other distributions	—	—	—	—	(1,049)	—	—	—	—	(1,049)	(4,145)	(5,194)
Retirement of treasury stock	(4,749,864)	(47)	—	—	(28,874)	(4,749,864)	28,921	—	—	—	—	—
Other comprehensive income, net of tax	—	—	—	—	—	—	—	—	20,874	20,874	9,306	30,180
Balance as of June 30, 2025	103,951,845	$1,040	20	$—	$1,384,634	—	$—	$(941,392)	$133,329	$577,611	$426,882	$1,004,493
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Bumble Inc.
Condensed Consolidated Statements of Changes in Equity
Six Months Ended June 30, 2024
(In thousands, except per share amounts)
(Unaudited)

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Deficit	Accumulated Other Comprehensive Income	Total Bumble Inc. Shareholders' Equity	Noncontrolling Interests	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount		Shares	Amount
Balance as of December 31, 2023	138,520,102	$1,385	20	$—	$1,772,449	7,832,473	$(73,764)	$(144,084)	$79,029	$1,635,015	$702,258	$2,337,273
Net earnings	—	—	—	—	—	—	—	52,012	—	52,012	19,547	71,559
Stock-based compensation expense	—	—	—	—	1,855	—	—	—	—	1,855	678	2,533
Impact of Tax Receivable Agreement	—	—	—	—	(12,001)	—	—	—	—	(12,001)	—	(12,001)
Cancellation of restricted shares	(24,630)	—	—	—	(115)	—	—	—	—	(115)	115	—
Restricted stock units issued, net of shares withheld for taxes	1,090,425	11	—	—	8,855	—	—	—	—	8,866	(16,771)	(7,905)
Exchange of Common Units for Class A common stock	6,450	—	—	—	112	—	—	—	—	112	(112)	—
Share repurchases	—	—	—	—	—	5,291,186	(45,600)	—	—	(45,600)	8,044	(37,556)
Purchase of Common Units	—	—	—	—	—	—	—	—	—	—	(47,307)	(47,307)
Partnership tax distributions	—	—	—	—	—	—	—	14,959	—	14,959	(20,577)	(5,618)
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	—	(2,176)	(2,176)	(804)	(2,980)
Balance as of June 30, 2024	139,592,347	$1,396	20	$—	$1,771,155	13,123,659	$(119,364)	$(77,113)	$76,853	$1,652,927	$645,071	$2,297,998
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Bumble Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended June 30, 2025	Six Months Ended June 30, 2024
Cash flows from operating activities:
Net earnings (loss)	$(347,152)	$71,559
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Impairment loss	408,486	—
Depreciation and amortization expense	16,216	34,230
Changes in fair value of interest rate swaps	3,870	(1,692)
Changes in fair value of contingent earn-out liability	(581)	(19,343)
Non-cash lease expense	1,624	1,783
Tax receivable agreement liability remeasurement expense	886	230
Deferred income tax	1,884	1,486
Stock-based compensation expense	9,987	2,115
Net foreign exchange difference	25,635	658
Other, net	1,564	(2,459)
Changes in assets and liabilities:
Accounts receivable	(1,654)	2,662
Other current assets	(123)	(3,945)
Accounts payable	2,173	1,160
Deferred revenue	(1,971)	(2,047)
Legal liabilities	425	(25,228)
Lease liabilities	(1,911)	(752)
Accrued expenses and other current liabilities	(8,647)	(24,997)
Other, net	3,770	(75)
Net cash provided by operating activities	114,481	35,345
Cash flows from investing activities:
Capital expenditures	(5,920)	(4,531)
Net cash used in investing activities	(5,920)	(4,531)
Cash flows from financing activities:
Repayment of term loan	(2,875)	(2,875)
Distributions paid to noncontrolling interest holders	(5,194)	(5,618)
Share repurchases	(28,682)	(62,108)
Purchase of Common Units	—	(22,155)
Withholding tax paid on behalf of employees on stock-based awards	(5,736)	(8,247)
Payments on tax receivable agreement	(8,917)	—
Net cash used in financing activities	(51,404)	(101,003)
Effects of exchange rate changes on cash and cash equivalents	1,474	1,217
Net increase (decrease) in cash and cash equivalents and restricted cash, including cash classified within current assets held for sale	58,631	(68,972)
Cash and cash equivalents and restricted cash, beginning of the period	207,062	359,202
Cash and cash equivalents and restricted cash, end of the period	265,693	290,230
Less restricted cash	(3,642)	(3,566)
Less cash classified within current assets held for sale	(312)	—
Cash and cash equivalents, end of the period	$261,739	$286,664
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
Assuming the exchange of all outstanding Common Units for shares of Class A common stock on a one-for-one basis under the exchange agreement entered into by holders of Common Units, there would be 150,161,565 shares of Class A common stock outstanding (which does not reflect any shares of Class A common stock issuable in exchange for as-converted Incentive Units or upon settlement of certain other interests) as of June 30, 2025.
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
The condensed consolidated balance sheet and condensed consolidated statement of changes in equity as of, and for the six months ended June 30, 2025, include an adjustment identified in the first quarter of 2025 to correct “Accumulated other comprehensive income” and “Additional paid-in capital” related to changes in ownership interest in subsidiary during prior periods. The Company concluded the adjustment to be immaterial to the consolidated financial statements and noted that it has no impact on previously reported consolidated statements of operations, comprehensive operations and cash flows.

Note 2 - Summary of Selected Significant Accounting Policies
Included below are selected significant accounting policies including those that were added or modified during the six months ended June 30, 2025 as a result of new transactions entered into or the adoption of new accounting policies. See Note 2, Summary of Selected Significant Accounting Policies, within the annual consolidated financial statements in our 2024 Form 10-K for the full list of our significant accounting policies.
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
As of June 30, 2025 and December 31, 2024, the Company has classified its cash held in Russia as restricted cash due to the sanctions imposed by the Russia-Ukraine Conflict, which is included in “Other noncurrent assets” within the accompanying unaudited condensed consolidated balance sheets.
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
The Company considers both the income and market approaches to estimate the fair value of a reporting unit. The income approach utilizes a discounted cash flow analysis. The market approach utilizes comparable public company information and key valuation multiples and considers a market control premium and guideline transactions, when applicable. The estimated fair value of a reporting unit is highly sensitive to changes in management’s estimates and assumptions including, but not limited to, the revenue growth rate, discount rate and valuation multiples. Additionally, adverse macroeconomic factors, including but not limited to, slower economic growth, a higher cost of borrowing, inflationary pressures, and fluctuations in foreign currency exchange rates, may impact the estimated fair value of a reporting unit.
See Note 5, Goodwill and Intangible Assets, Net for additional information on goodwill impairment charges recorded during the three and six months ended June 30, 2025.

Indefinite-lived Intangible Assets
The Company tests intangible assets that are not amortized (i.e., indefinite-lived brands) for impairment at the asset level. Indefinite-lived intangible assets are tested for impairment annually as of October 1 or more frequently if certain circumstances indicate a possible impairment may exist. The Company performs a qualitative assessment to determine whether it is more likely than not that the fair value of the asset is less than its carrying value. If the Company determines that it is more likely than not that the intangible asset is impaired, it performs a quantitative assessment by comparing the fair value of the asset with its carrying amount. If the fair value, which is based on expected future cash flows, exceeds the carrying value, the asset is not considered impaired. If the carrying amount exceeds the fair value, an impairment loss would be recognized in an amount equal to the excess of the carrying amount of the asset over the fair value of the asset.
Long-lived Assets and Definite-lived Intangible Assets
Held and used long-lived assets, which primarily consist of property and equipment and right-of-use assets, and definite-lived intangible assets, which primarily consist of developed technology and definite-lived brands, are reviewed for impairment whenever events or circumstances indicate that the carrying value of such assets or asset group may not be recoverable. An asset group is the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. The carrying value of such assets or asset groups is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset or asset group. If the carrying value is deemed not to be recoverable, an impairment loss is recorded equal to the amount by which the carrying value of the assets or asset group exceeds its fair value. The remaining estimated useful lives of long-lived assets and definite-lived intangible assets are routinely reviewed and, if the estimate is revised, the remaining unamortized balance is amortized or depreciated over the revised estimated useful life.
See Note 5, Goodwill and Intangible Assets, Net for additional information on intangible asset impairment charges recorded during the three and six months ended June 30, 2025.
The Company classifies an asset or an asset group (collectively referred to as "the asset") as held for sale when management commits to a formal plan to actively market the asset for sale at a price reasonable in relation to fair value, the asset is available for immediate sale in its present condition, an active program to locate a buyer and other actions required to complete the sale have been initiated, the sale of the asset and the transfer is expected to be completed within one year and it is unlikely that significant changes will be made to the plan. Upon classification as held for sale, the Company recognizes the asset at the lower of its carrying value or its estimated fair value, less costs to sell. In addition, the Company ceases to record depreciation or amortization for assets that are classified as held for sale.
See Note 6, Asset Held for Sale for additional information.
Share Repurchase Program
Shares repurchased pursuant to the Company's share repurchase program are held as treasury stock until retirement and reflected as a reduction of stockholders' equity within the accompanying unaudited condensed consolidated balance sheets. Upon retirement, the share repurchases will reduce Class A common stock based on the par value of the shares and reduce its capital surplus for the excess of the repurchase price over the par value. In the event the Company still has an accumulated deficit balance, the excess over the par value will be applied to “Additional paid-in capital.” Once the Company has retained earnings, the excess will be charged entirely to retained earnings.
Direct costs and excise tax obligations will be included in the cost of the repurchased shares in the Company’s condensed consolidated financial statements. Reduction to the excise tax obligation associated with subsequent issuance of shares will be reflected as an adjustment to the excise tax previously recorded.
The Company has a share repurchase program of up to $450.0 million of its outstanding Class A common stock with repurchases under the program to be made on a discretionary basis from time to time, subject to general business and market conditions and other investment opportunities, through open market purchases or other means, including privately negotiated transactions. During the six months ended June 30, 2025, the Company repurchased 4.7 million shares of Class A common stock for $28.7 million, excluding excise tax obligations. During the six months ended June 30, 2024, the Company repurchased 5.3 million shares of Class A common stock and 2.0 million Common Units for $84.4 million, excluding excise tax obligations. There were no share repurchases during the three months ended June 30, 2025 and 2024. As of June 30, 2025, all treasury shares were retired, and a total of $50.1 million remained available for repurchase under the repurchase program. See Note 13, Related Party Transactions, for additional information on share repurchases from Blackstone.

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
During the three and six months ended June 30, 2025 and 2024, there were no customers representing greater than 10% of total revenue.
For the periods presented, revenue across apps was as follows (in thousands):

	Three Months Ended June 30, 2025	Three Months Ended June 30, 2024	Six Months Ended June 30, 2025	Six Months Ended June 30, 2024
Bumble App	$201,380	$217,984	$403,202	$433,740
Badoo App and Other	46,849	50,631	92,128	102,650
Total Revenue	$248,229	$268,615	$495,330	$536,390
Deferred Revenue
Deferred revenue consists of advance payments that are received or are contractually due in advance of the Company's performance. The Company’s deferred revenue is reported on a contract by contract basis at the end of each reporting period. The Company classifies deferred revenue as current when the term of the applicable subscription period or expected completion of the performance obligation is one year or less. The deferred revenue balance is $40.8 million and $43.4 million as of June 30, 2025 and December 31, 2024, respectively, all of which is classified as a current liability. During the three months ended June 30, 2025 and 2024, the Company recognized revenue of $5.1 million and $6.6 million, respectively, that was included in the deferred revenue balance at the beginning of each respective period. During the six months ended June 30, 2025 and 2024, the Company recognized revenue of $40.1 million and $44.2 million, respectively, that was included in the deferred revenue balance at the beginning of each respective period.
Restructuring Charges
Restructuring charges are associated with improving operating leverage, discontinuing the operation of apps, office closure or exiting a market and consist primarily of severance, relocation, right-of-use asset impairment and other related costs. The Company evaluates the nature of these costs to determine if they relate to ongoing benefit arrangements, which are accounted for under ASC 712, Compensation - Nonretirement Postemployment Benefits, or one-time benefit arrangements, which are accounted for under ASC 420, Exit or Disposal Cost Obligations. The Company records a liability for ongoing employee termination benefits when it is probable that an employee is entitled to them and the amount of the benefits can be reasonably estimated. One-time employee termination costs are recognized when management has communicated the termination plan to employees, unless future service is required, in which case the costs are recognized ratably over the future service period. All other related costs are recognized when incurred. Restructuring charges are recognized as an operating expense within the condensed consolidated statements of operations and are classified based on each employee’s respective function. See Note 7, Restructuring, for additional information on restructuring charges.
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
In July 2025, the FASB issued ASU 2025-05, Financial Instruments - Credit Losses (Topic 326) - Measurement of Credit Losses for Accounts Receivable and Contract Assets, which provides a practical expedient to measure credit losses on current accounts receivable and current contract assets. ASU 2025-05 is effective for the Company beginning in the first quarter of 2026 and will be applied prospectively. Early adoption is permitted. The Company is currently evaluating the impact of adopting this ASU on the consolidated financial statements and related disclosures.
Note 3 - Income Taxes
The Company is subject to U.S. federal and state income taxes and files consolidated income tax returns for U.S. federal and certain state jurisdictions with respect to its allocable share of any net taxable income of Bumble Holdings. The subsidiaries of Bumble Holdings are also subject to income taxes in the foreign jurisdictions in which they operate.
For the three and six months ended June 30, 2025, the Company's effective tax rate was (1.8)% and (3.7)%, respectively, which differs from the U.S. federal statutory tax rate of 21% primarily due to the geographical distribution of our earnings, income attributable to noncontrolling interests, nondeductible stock-based compensation, the impact of Pillar Two minimum taxes and valuation allowance recorded against certain deferred tax assets arising in the current year.
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

The Company has determined that it is more likely than not that it will be unable to realize tax benefits related to certain basis adjustments and acquired net operating loss carryforwards that were received in connection with the Reorganization Transactions and its IPO. As a result of this determination, the Company has not recorded the benefit of these deferred tax assets as of June 30, 2025. The realizability of deferred tax assets is evaluated based on all positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent results of operations. The Company assesses the realizability of its deferred tax assets at each reporting period, and a change in its estimate of liability associated with the tax receivable agreement may result as additional information becomes available, including results of operations in future periods. At the time of the Sponsor Acquisition, the assets and liabilities of Bumble Holdings were adjusted to fair value on the closing date of the business combination for both financial reporting and income tax purposes. As a result of the IPO, the Company inherited certain tax benefits associated with this stepped-up basis (“Common Basis”) created when certain pre-IPO owners acquired their interests in Bumble Holdings in the Sponsor Acquisition. This Common Basis entitles the Company to the depreciation and amortization deductions previously allocable to the pre-IPO owners. Based on current projections, the Company anticipates having sufficient taxable income to realize the benefit of this Common Basis and has recorded a tax receivable agreement liability to related parties of $399.7 million related to these benefits as of June 30, 2025. To the extent that the Company determines that it is able to realize the tax benefits associated with the basis adjustments and net operating loss carryforwards, it would record an additional liability of $285.6 million for a total liability of $685.3 million. If, in the future, the Company is not able to utilize the Common Basis, it would record a reduction in the tax receivable agreement liability to related parties that would result in a benefit recorded within its consolidated statements of operations. During the six months ended June 30, 2025, the Company's tax receivable agreement liability decreased by a net $17.0 million primarily due to the tax receivable agreement payment made in the first quarter of 2025 and the impact of share repurchases.
Note 5 - Goodwill and Intangible Assets, Net
Goodwill
The changes in the carrying amount of goodwill for the period presented are as follows (in thousands):

	Gross Carrying Amount	Accumulated Impairment Losses	Net Carrying Amount
Balance as of December 31, 2024	$1,583,443	$(197,214)	$1,386,229
Impairment charge	—	(259,989)	(259,989)
Foreign currency translation adjustment	2,767	—	2,767
Balance as of June 30, 2025	$1,586,210	$(457,203)	$1,129,007
During the three months ended June 30, 2025, the Company identified a potential impairment triggering event indicating that the fair value of its reporting unit was more likely than not less than its carrying value. The triggering event was related to the Company's revised 2025 outlook, which reflects a strategic shift to improve the health of the Company's membership base. In accordance with ASC 350, Intangibles – Goodwill and Other, the Company performed a quantitative goodwill impairment test. The fair value of the reporting unit was estimated using a combination of two approaches: an income approach, employing a discounted cash flow model; and a market approach, employing a guideline public company method. The Company applied weightings of 75% and 25% to the fair values derived from the income approach and the market approach, respectively. As part of the discounted cash flow model, the Company made various assumptions including, but not limited to, revenue growth rates, EBITDA margins, terminal growth rate, income tax rate and discount rate. The Company applied a terminal growth rate of 2.0%, income tax rate of 25.0% and discount rate of 14.0% based on a weighted average cost of capital adjusted for the relevant risk associated with the characteristics of the reporting unit. As a result of this impairment test, the Company recognized a goodwill impairment charge of $258.1 million during the three and six months ended June 30, 2025. Additionally, in conjunction with the classification of Fruitz as held for sale in June 2025, the Company allocated $1.8 million of goodwill to Fruitz, which it determined to be fully impaired as of June 30, 2025. Refer to Note 6, Asset Held for Sale. These impairment charges are included in “Impairment loss” in the accompanying unaudited condensed consolidated statements of operations. There were no impairment charges recorded for the three and six months ended June 30, 2024.
Intangible Assets, Net
A summary of the Company’s intangible assets, net is as follows (in thousands):

	June 30, 2025
	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment Losses	Net Carrying Amount	Weighted- Average Remaining Useful Life (Years)
Brands - indefinite-lived	$1,511,269	$—	$(951,269)	$560,000	Indefinite
Developed technology	262,011	(249,112)	—	12,899	3.0
Other	35,695	(19,727)	—	15,968	3.5
Total Intangible assets, net	$1,808,975	$(268,839)	$(951,269)	$588,867

	December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment Losses	Net Carrying Amount	Weighted- Average Remaining Useful Life (Years)
Brands - indefinite-lived	$1,511,269	$—	$(811,269)	$700,000	Indefinite
Brands - definite-lived	41,199	(7,938)	(22,258)	11,003	4.8
Developed technology	266,440	(245,654)	(974)	19,812	2.8
User base	113,714	(113,424)	—	290	0.2
White label contracts	33,384	(6,953)	(26,431)	—	—
Other	34,129	(16,328)	—	17,801	3.7
Total Intangible assets, net	$2,000,135	$(390,297)	$(860,932)	$748,906
During the three months ended June 30, 2025, the Company revised its 2025 outlook, reflecting a strategic shift to improve the health of its membership base, which indicated that the fair value of the Company's indefinite-lived assets was more likely than not less than its carrying value. The Company evaluated the fair value of its indefinite-lived assets by using the relief from royalty methodology based on management’s assumptions. This valuation approach requires the Company to make various assumptions regarding the timing and amount of expected cash flows, including, but not limited to, the revenue growth rate, royalty rate, and discount rate. The Company applied a terminal growth rate of 2.0%, income tax rate of 25.0% and discount rate of 14.0% to determine the fair value of its indefinite-lived assets. As a result, the Company recognized an impairment charge of $140.0 million associated with indefinite-lived assets during the three months ended June 30, 2025, representing the difference between the carrying value and the fair value of the Company's indefinite-lived intangible assets. In addition, the Company recorded an impairment charge of $5.0 million for its intangible assets associated with Fruitz that met the criteria to be classified as held for sale in June 2025. Refer to Note 6, Asset Held for Sale.
In connection with the decision in February 2025 to discontinue the operation of Official app, the Company assessed the recoverability of its definite-lived intangible assets at the asset group level and determined that the carrying value of the Official asset group was not recoverable. As a result, the Company recognized $3.6 million of impairment charges, representing the entire carrying value of the Official asset group, during the three months ended March 31, 2025. The Official asset group was fully disposed in April 2025. See Note 7, Restructuring, for additional information on the Official app.
These impairment charges are included in “Impairment loss” in the accompanying unaudited condensed consolidated statements of operations. There were no impairment charges recorded for the three and six months ended June 30, 2024.
Amortization expense related to intangible assets, net for the three months ended June 30, 2025 and 2024 was $4.8 million and $15.3 million, respectively, and for the six months ended June 30, 2025 and 2024 was $12.7 million and $30.7 million, respectively.
As of June 30, 2025, amortization of intangible assets with definite lives is estimated to be as follows (in thousands):

Remainder of 2025	$5,691
2026	8,916
2027	6,612
2028	3,570
2029 and thereafter	2,520
Total	$27,309

Note 6 - Asset Held for Sale
As part of the progression of the Company's strategic priorities, the Company decided to discontinue its operation of the Fruitz app. In June 2025, the Board of Directors approved the sale of its subsidiary, Flashgap SAS ("Fruitz"), to a third party. In July 2025, the sale was completed.
The disposal of Fruitz does not represent a strategic shift that will have a major effect on the Company's consolidated results of operations and therefore was not classified as a discontinued operation. As of June 30, 2025, Fruitz was classified as held for sale in the Company's consolidated balance sheet and was measured at the lower of its carrying amount or fair value less cost to sell. In conjunction with the classification to held for sale in June 2025, the Company recorded an impairment loss of $6.8 million, which included $1.8 million of impairment related to goodwill allocated to Fruitz. As of June 30, 2025, the net asset held for sale was $2.8 million, which included $1.4 million recorded under other current assets, $2.2 million under other noncurrent assets and $0.8 million under accrued expenses and other current liabilities in the Company's unaudited condensed consolidated balance sheets.
Note 7 - Restructuring
In June 2025, the Company announced its decision to reduce its global workforce (the “2025 Restructuring Plan”) by approximately 240 roles, representing approximately 30% of the Company's employees, as it realigns its operating structure to optimize execution on its strategic priorities. As a result, the Company expects to incur approximately $13.0 million to $18.0 million of total non-recurring charges through the fourth quarter of 2025, consisting primarily of employee severance, benefits, and related charges for impacted employees.
In February 2025, the Company announced its decision to discontinue its operation of the Fruitz and Official apps. The Official app was discontinued during the second quarter of 2025 and Fruitz was sold to a third party in July 2025. The Company expects to incur approximately $1.4 million of expenses through the third quarter of 2025, primarily related to employee severance, benefits and related charges for impacted employees. See Note 5, Goodwill and Intangible Assets, Net, for additional information on the Official app.
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
The following table presents the total non-recurring restructuring charges by function for the periods indicated (in thousands):

	Three Months Ended June 30, 2025	Three Months Ended June 30, 2024	Six Months Ended June 30, 2025	Six Months Ended June 30, 2024
Cost of revenue	$958	$85	$994	$1,006
Selling and marketing	1,830	163	2,025	3,247
General and administrative	3,354	1,482	3,429	6,072
Product development	6,036	1,427	6,940	9,448
Total	$12,178	$3,157	$13,388	$19,773
The following table summarizes the restructuring-related liabilities (in thousands):

	Employee Related Benefits	Other	Total
Balance as of December 31, 2024	$460	$—	$460
Restructuring charges	12,930	458	13,388
Cash payments	(1,428)	(363)	(1,791)
Balance as of June 30, 2025	$11,962	$95	$12,057

Note 8 - Other Financial Data
Consolidated Balance Sheets Information
Other current assets are comprised of the following balances (in thousands):

	June 30, 2025	December 31, 2024
Capitalized aggregator fees	$9,919	$10,979
Prepayments	19,015	17,079
Other current assets	9,999	10,178
Total other current assets	$38,933	$38,236
Accrued expenses and other current liabilities are comprised of the following balances (in thousands):

	June 30, 2025	December 31, 2024
Payroll and related expenses	$30,659	$23,443
Marketing expenses	8,069	23,155
Professional fees	6,443	5,480
Other accrued expenses	4,451	5,936
Lease liabilities	3,423	3,099
Income tax payable	5,353	2,794
Contingent earn-out liability	1,969	2,550
Payable to related parties pursuant to a tax receivable agreement	—	15,806
Other payables	4,674	537
Total accrued expenses and other current liabilities	$65,041	$82,800
Other long-term liabilities are comprised of the following balances (in thousands):

	June 30, 2025	December 31, 2024
Lease liabilities	$8,398	$9,321
Other liabilities	18,698	14,893
Total other long-term liabilities	$27,096	$24,214
Note 9 - Fair Value Measurements
The following tables present the Company’s financial instruments that are measured at fair value on a recurring basis (in thousands):

	June 30, 2025
	Level 1	Level 2	Level 3	Total Fair Value Measurements
Assets:
Cash equivalent - money market funds	$211,764	$—	$—	$211,764
Derivative asset	—	1,982	—	1,982
Investments in equity securities	—	—	1,078	1,078
	$211,764	$1,982	$1,078	$214,824
Liabilities:
Contingent earn-out liability	$—	$—	$1,969	$1,969
	$—	$—	$1,969	$1,969

	December 31, 2024
	Level 1	Level 2	Level 3	Total Fair Value Measurements
Assets:
Cash equivalent - money market funds	$102,309	$—	$—	$102,309
Derivative asset	—	5,852	—	5,852
Investments in equity securities	—	—	1,150	1,150
	$102,309	$5,852	$1,150	$109,311
Liabilities:
Contingent earn-out liability	$—	$—	$2,550	$2,550
	$—	$—	$2,550	$2,550
There were no transfers between levels between June 30, 2025 and December 31, 2024.
The carrying value of accounts receivable, accounts payable, income tax payable, accrued expenses and other payables approximate their fair values due to the short-term maturities of these instruments.
The Company uses interest rate derivative instruments to manage the risk related to fluctuating cash flows from interest rate changes on the debt. These instruments are not designated as hedges for accounting purposes and are recorded in “Other current assets,” “Other noncurrent assets,” “Accrued expense and other current liabilities,” or “Other long-term liabilities,” with changes in fair value recognized in “Interest income (expense), net.” The Company's derivative asset, which consists of interest rate swaps, is measured at fair value on a recurring basis using observable market data (Level 2) and totaled $2.0 million and $5.9 million as of June 30, 2025 and December 31, 2024, respectively. The change in fair value of the interest rate swaps was $(1.2) million and $0.1 million for the three months ended June 30, 2025 and 2024, respectively, and $(3.9) million and $1.7 million for the six months ended June 30, 2025 and 2024, respectively. The fair value of interest rate swaps is estimated using a combined income and market-based valuation methodology based on Level 2 inputs, including forward interest rate yield curves obtained from independent pricing services. Derivative assets are included in “Other noncurrent assets” as of June 30, 2025 and December 31, 2024 in the accompanying unaudited condensed consolidated balance sheets.
As of June 30, 2025, there is a contingent consideration arrangement, consisting of an earn-out payment to former shareholders of Worldwide Vision Limited of up to $150.0 million. The Company determined the fair value of the contingent earn-out liability by using a probability-weighted analysis and, if the arrangement is long-term in nature, applying a discount rate that captures the risks associated with the duration of the obligation. The number of scenarios in the probability-weighted analyses vary; generally, more scenarios are prepared for longer duration and more complex arrangements. As of June 30, 2025 and December 31, 2024, the fair value of the contingent earn-out liability reflected a risk-free rate of 4.1% and 4.2%, respectively. The Company’s contingent earn-out liability is measured at fair value on a recurring basis using significant unobservable inputs (Level 3). As of June 30, 2025 and December 31, 2024, the contingent earn-out liability was $2.0 million and $2.6 million, respectively, which is included in “Accrued expenses and other current liabilities” in the accompanying unaudited condensed consolidated balance sheets.
The Company classified contingent earn-out arrangements as liabilities at the time of the acquisition, as they will be settled in cash, and remeasures the fair values of the contingent earn-out liabilities each reporting period thereafter until settled. The fair value of the contingent earn-out liabilities are sensitive to changes in the stock price, discount rates and the timing of the future payments, which are based upon estimates of future achievement of the performance metrics. Changes in fair values of contingent earn-out liabilities are recognized in “General and administrative expense” in the accompanying unaudited condensed consolidated statements of operations. The change in fair value of the contingent earn-out liability was $1.7 million and $(3.7) million for the three months ended June 30, 2025 and 2024, respectively, and $(0.6) million and $(19.3) million for the six months ended June 30, 2025 and 2024, respectively.
Assets and liabilities that are measured at fair value on a non-recurring basis include indefinite-lived intangible assets, long-lived assets, definite-lived intangible assets and goodwill. During the six months ended June 30, 2025, the Company recorded impairment charges of $140.0 million for indefinite-lived intangible assets, $3.6 million for definite-lived intangible assets and $260.0 million for goodwill. The Company determined the fair value of indefinite-lived intangible assets, definite-lived intangible assets and its reporting unit for goodwill impairment using unobservable inputs (Level 3), except for impairment associated with Fruitz asset held for sale, for which fair value was determined using exit price (Level 2). Refer to Note 2, Summary of Selected Significant Accounting Policies, Note 5, Goodwill and Intangible Assets, Net, and Note 6, Asset Held for Sale.

Note 10 - Debt
Total debt is comprised of the following (in thousands):

	June 30, 2025	December 31, 2024
Term Loan due January 29, 2027	$618,437	$621,313
Less: unamortized debt issuance costs	3,269	4,217
Less: current portion of debt, net	5,750	5,750
Total long-term debt, net	$609,418	$611,346
Credit Agreements
The Company and certain of its wholly owned subsidiaries, including Buzz Finco LLC (the “Borrower”) are party to a credit agreement (as amended, the “Credit Agreement”), pursuant to which the Company is permitted to borrow $575.0 million through a seven-year term loan (“Original Term Loan”) and $275.0 million through a seven-year incremental term loan (the “Incremental Term Loan,” and collectively with the Original Term Loan, the “Term Loans”), as well as a $50.0 million senior secured revolving credit facility maturing on June 17, 2026 (the “Revolving Credit Facility”) with $25.0 million available through letters of credit. The forward-looking term rate is based on the Term Secured Overnight Financing Rate (“SOFR”), plus a credit spread adjustment of 0.10% with respect to the Term Loans and 0.00% with respect to loans under the Revolving Credit Facility (Term SOFR plus such credit spread adjustment, “Adjusted Term SOFR”).

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
The interest rates in effect for the Original Term Loan and the Incremental Term Loan as of June 30, 2025 were 7.18% and 7.68%, respectively. Interest expense, including the amortization of debt issuance costs, was $11.8 million and $13.3 million for the three months ended June 30, 2025 and 2024, respectively. Interest expense, including the amortization of debt issuance costs, was $23.5 million and $27.0 million for the six months ended June 30, 2025 and 2024, respectively. The Original Term Loan Facility amortizes in equal quarterly installments in aggregate annual amounts equal to 1.00% of the principal amount of the Original Term Loan Facility outstanding as of the date of the closing of the Original Term Loan Facility, with the balance being payable at maturity on January 29, 2027. The Incremental Term Loan Facility amortizes in equal quarterly installments in aggregate annual amounts equal to 1.00% of the principal amount of the Incremental Term Loan Facility outstanding as of the date of the closing of the Incremental Term Loan Facility, with the balance being payable at maturity on January 29, 2027. Following the $200.0 million aggregate principal payment of amount of outstanding indebtedness during the three months ended March 31, 2021, quarterly installment payments on the Incremental Term Loan Facility are no longer required for the remaining term of the facility. Principal amounts outstanding under the Revolving Credit Facility, as amended, are due and payable in full at maturity on June 17, 2026. As of June 30, 2025, amounts available under the Revolving Credit Facility were $50.0 million. As of June 30, 2025, and at all times during the six months ended June 30, 2025, the Company was in compliance with the financial debt covenants.
As the loans are issued with a floating rate of interest, the Company believes that the fair value of the obligations approximates the principal amount of the loans as of June 30, 2025. The carrying value of the Term Loans includes the outstanding principal amount, less unamortized debt issuance costs. Therefore, the Company assumes the carrying value of the debt, before any transaction costs, would approximate the fair value of the loan obligation based on Level 2 inputs since the term loans carry variable interest rates that are based on the SOFR.
Note 11 - Earnings (Loss) per Share
The following table sets forth a reconciliation of the numerators used to compute the Company's basic and diluted earnings (loss) per share (in thousands):

	Three Months Ended June 30, 2025	Three Months Ended June 30, 2024	Six Months Ended June 30, 2025	Six Months Ended June 30, 2024
Numerator:
Net earnings (loss)	$(366,983)	$37,686	$(347,152)	$71,559
Net earnings (loss) attributable to noncontrolling interests	(113,239)	10,291	(106,852)	19,547
Net earnings (loss) attributable to Bumble Inc. shareholders	$(253,744)	$27,395	$(240,300)	$52,012
The following table sets forth the computation of the Company's basic and diluted earnings (loss) per share (in thousands, except share amounts, and per share amounts):

	Three Months Ended June 30, 2025	Three Months Ended June 30, 2024	Six Months Ended June 30, 2025	Six Months Ended June 30, 2024
Basic earnings (loss) per share attributable to common stockholders
Numerator
Allocation of net earnings (loss) attributable to Bumble Inc. shareholders	$(253,748)	$27,395	$(240,972)	$52,040
Less: net earnings attributable to participating securities	—	4	—	12
Net earnings (loss) attributable to common stockholders	$(253,748)	$27,391	$(240,972)	$52,028
Denominator
Weighted average number of shares of Class A common stock outstanding	103,480,019	126,247,418	104,319,154	127,490,453
Basic earnings (loss) per share attributable to common stockholders	$(2.45)	$0.22	$(2.31)	$0.41

Diluted earnings (loss) per share attributable to common stockholders
Numerator
Allocation of net earnings (loss) attributable to Bumble Inc. shareholders	$(253,748)	$27,240	$(240,972)	$51,671
Less: net earnings attributable to participating securities	—	4	—	12
Net earnings (loss) attributable to common stockholders	$(253,748)	$27,236	$(240,972)	$51,659
Denominator
Number of shares used in basic computation	103,480,019	126,247,418	104,319,154	127,490,453
Weighted average shares of Class A common stock outstanding used to calculate diluted earnings per share	103,480,019	126,247,418	104,319,154	127,490,453
Diluted earnings (loss) per share attributable to common stockholders	$(2.45)	$0.22	$(2.31)	$0.41

The following table sets forth potentially dilutive securities that were excluded from the diluted earnings (loss) per share computation because the effect would be anti-dilutive, or issuance of such shares is contingent upon the satisfaction of certain conditions which were not satisfied by the end of the periods:

	Three Months Ended June 30, 2025	Three Months Ended June 30, 2024	Six Months Ended June 30, 2025	Six Months Ended June 30, 2024
Time-vesting awards:
Options	2,522,917	5,820,492	2,522,917	5,820,492
Restricted shares	154	—	154	—
RSUs	12,964,601	6,247,746	12,964,601	6,247,746
Incentive units	59,926	1,090,930	59,926	1,090,930
Total time-vesting awards	15,547,598	13,159,168	15,547,598	13,159,168

Exit-vesting awards:
Options	58,062	58,062	58,062	58,062
Restricted shares	205	—	205	—
RSUs	10,624	179,714	10,624	179,714
Incentive units	76,607	1,164,049	76,607	1,164,049
Total exit-vesting awards	145,498	1,401,825	145,498	1,401,825
Total	15,693,096	14,560,993	15,693,096	14,560,993
Note 12 - Stock-based Compensation
Total stock-based compensation expense was as follows:

(In thousands)	Three Months Ended June 30, 2025	Three Months Ended June 30, 2024	Six Months Ended June 30, 2025	Six Months Ended June 30, 2024
Cost of revenue	$194	$(226)	$348	$319
Selling and marketing expense	590	44	(249)	(2,818)
General and administrative expense	3,507	7,892	(387)	6,386
Product development expense	1,558	(5,621)	10,275	(1,772)
Total stock-based compensation expense	$5,849	$2,089	$9,987	$2,115
During the three and six months ended June 30, 2025, stock-based compensation expense was higher compared to the same period in 2024, primarily due to forfeitures and headcount reductions associated with the 2024 Restructuring Plan. Negative amounts represent expense reversals associated with forfeitures that exceeded expenses recognized during the periods presented.
Incentive Units in Bumble Holdings
The following table summarizes information around Incentive Units in Bumble Holdings:

	Time-Vesting Incentive Units		Exit-Vesting Incentive Units
	Number of Awards	Weighted- Average Participation Threshold	Number of Awards	Weighted- Average Participation Threshold
Unvested as of December 31, 2024	935,078	$12.85	619,036	$12.43
Vested	(779,248)	12.12	(487,302)	12.40
Forfeited	(95,904)	12.83	(55,127)	19.25
Unvested as of June 30, 2025	59,926	$22.28	76,607	$12.41

As of June 30, 2025, total unrecognized compensation cost related to the Time-Vesting Incentive Units was $46.2 thousand, which is expected to be recognized over a weighted-average period of 0.3 years. As of June 30, 2025, total unrecognized compensation cost related to the Exit-Vesting Incentive Units was $16.3 thousand, which is expected to be recognized over a weighted-average period of 0.1 years.
Restricted Shares of Class A Common Stock in Bumble Inc.
The following table summarizes information around restricted shares in the Company:

	Time-Vesting Restricted Shares of Class A Common Stock		Exit-Vesting Restricted Shares of Class A Common Stock
	Number of Awards	Weighted- Average Grant-Date Fair Value	Number of Awards	Weighted- Average Grant-Date Fair Value
Unvested as of December 31, 2024	6,366	$6.96	3,690	$17.25
Vested	(6,212)	6.73	(2,676)	17.28
Forfeited	—	—	(809)	17.02
Unvested as of June 30, 2025	154	$16.20	205	$17.76
As of June 30, 2025, unrecognized compensation cost related to the Time-Vesting restricted shares and Exit-Vesting restricted shares was less than $1.0 thousand, which will be recognized in the third quarter of 2025.
RSUs in Bumble Inc.
The following table summarizes information around RSUs in the Company:

	Time-Vesting RSUs		Exit-Vesting RSUs
	Number of Awards	Weighted- Average Grant-Date Fair Value	Number of Awards	Weighted- Average Grant-Date Fair Value
Unvested as of December 31, 2024	7,198,957	$13.97	84,065	$42.79
Granted	12,254,136	5.75	—	—
Vested	(2,505,726)	13.94	(67,487)	42.79
Forfeited	(3,982,766)	10.52	(5,954)	42.79
Unvested as of June 30, 2025	12,964,601	$7.22	10,624	$42.79
During the six months ended June 30, 2025 and 2024, the total fair value of vested RSUs as of the respective vesting dates was $15.2 million and $21.8 million, respectively. As of June 30, 2025, total unrecognized compensation cost related to the Time-Vesting RSUs was $59.7 million, which is expected to be recognized over a weighted-average period of 2.3 years. As of June 30, 2025, unrecognized compensation cost related to the Exit-Vesting RSUs was less than $1.0 thousand, which will be recognized in the third quarter of 2025.
Options
The following table summarizes the Company’s option activity as it relates to Time-Vesting stock options:

	Number of Options	Weighted- Average Exercise Price Per Share	Weighted- Average Grant Date Fair Value Per Share	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2024	4,936,095	$17.52	$10.23
Forfeited	(2,079,222)	13.40	8.28
Expired	(333,956)	27.58	15.16
Outstanding as of June 30, 2025	2,522,917	19.58	11.13	5.8	$—
Exercisable as of June 30, 2025	1,581,022	$24.41	$13.50	3.9	$—

The following table summarizes the Company’s option activity as it relates to Exit-Vesting stock options:

	Number of Options	Weighted- Average Exercise Price Per Share	Weighted- Average Grant Date Fair Value Per Share	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2024	58,062	$43.00	$22.21
Granted	—	—	—
Exercised	—	—	—
Forfeited	—	—	—
Expired	—	—	—
Outstanding as of June 30, 2025	58,062	43.00	22.21	5.6	$—
Exercisable as of June 30, 2025	56,447	$43.00	$22.21	5.6	$—
As of June 30, 2025, total unrecognized compensation cost related to the Time-Vesting options was $3.2 million, which is expected to be recognized over a weighted-average period of 2.8 years. As of June 30, 2025, unrecognized compensation cost related to the Exit-Vesting options was less than $1.0 thousand, which will be recognized in the third quarter of 2025.
The weighted-average exercise price exceeded the market price as of June 30, 2025, and as such, resulted in the aggregate intrinsic value to be negative for all of the Company’s stock options (referred to as “out-of-the money”).
Note 13 - Related Party Transactions
In the ordinary course of operations, the Company enters into transactions with related parties, as discussed below (in thousands).

Related Party relationship	Type of Transaction	Financial Statement Line	Three Months Ended June 30, 2025	Three Months Ended June 30, 2024	Six Months Ended June 30, 2025	Six Months Ended June 30, 2024
Other	Marketing costs	Selling and marketing expense	$653	$1,338	$2,301	$2,960
Other	Moderator costs	Cost of revenue	2,227	1,675	4,299	3,267
Other	Advertising revenue	Revenue	543	297	822	608
Other	Tax receivable agreement liability remeasurement expense	Other income (expense), net	29	—	886	230

Related Party Relationship	Type of Transaction	Financial Statement Line	June 30, 2025	December 31, 2024
Other	Tax receivable agreement	Payable to related parties pursuant to a tax receivable agreement and Accrued expenses and other current liabilities	$399,740	$416,732
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
Note 14 - Segment and Geographic Information
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
Revenue by major geographic region is based upon the location of the customers who receive the Company's services. The information below summarizes revenue by geographic area, based on customer location (in thousands):

	Three Months Ended June 30, 2025		Three Months Ended June 30, 2024		Six Months Ended June 30, 2025		Six Months Ended June 30, 2024
United States	$109,891	44%	$131,670	49%	$225,081	45%	$265,063	49%
Rest of the world	138,338	56%	136,945	51%	270,249	55%	271,327	51%
Total	$248,229	100%	$268,615	100%	$495,330	100%	$536,390	100%
The United States is the only country with revenues of 10% or more of the Company's total revenue for the three and six months ended June 30, 2025 and 2024.
As the Company operates its business under one segment, there is no difference between its segment assets and the total consolidated assets. The information below summarizes property and equipment, net by geographic area (in thousands):

	June 30, 2025	December 31, 2024
United Kingdom	$3,210	$3,472
United States	1,976	2,021
Czech Republic	2,681	2,030
Rest of the world	748	972
Total	$8,615	$8,495
United Kingdom, United States and Czech Republic are the only countries with property and equipment of 10% or more of the Company’s total property and equipment, net.
Note 15 - Commitments and Contingencies
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
These actions frequently seek putative damages that may significantly exceed our assessment of any reasonably possible loss from the resolution of such actions. We record a liability for legal claims when the Company determines that a loss is probable and the amount can be reasonably estimated, and, if the liability is material, we disclose the amount of the liability reserved. Except as otherwise disclosed below, while it is reasonably possible that a loss for a particular matter may be incurred in excess of recorded amounts as of June 30, 2025, a reasonable estimate of the amount or range of possible loss in excess of amounts already accrued cannot be made at this time.

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
In August 2023, Bumble received litigation demands from (i) counsel representing the purported Bumble shareholder who filed the voluntarily dismissed William B. Federman Irrevocable Trust derivative action in the U.S. District Court for the District of Delaware and (ii) counsel representing the purported Bumble shareholder who filed the voluntarily dismissed Dana Messana derivative action in the U.S. District Court for the District of Delaware. Both litigation demands were directed to the Bumble Board and contain factual allegations involving the September 2021 SPO that are generally consistent with those in the derivative litigation filed in state and federal court. The letters demand, among other things, that Bumble’s Board undertake an independent investigation into alleged legal violations, and that Bumble commence a civil action to pursue related claims against any individuals who allegedly harmed Bumble. In November 2023, Bumble formed a Special Litigation Committee (“SLC”) to investigate the claims at-issue in the In Re Bumble Inc. Stockholder Derivative Litigation pending in the United States District Court for the District of Delaware and Delaware Court of Chancery, as well as the William B. Federman Irrevocable Trust and Dana Messana litigation demands. In January 2024, the Delaware Court of Chancery entered an order staying the litigation for 180 days to allow the SLC to conduct its investigation, and the United States District Court for the District of Delaware so-ordered a stipulation similarly staying the litigation. On July 25, 2024, the SLC submitted a report of its factual findings and legal analysis. The SLC determined that terminating and dismissing the litigation would best serve the interests of the Company and its stockholders. The SLC moved to terminate and dismiss with prejudice the litigation pending in the Delaware Court of Chancery. The SLC also informed counsel for the shareholders who brought litigation demands (William B. Federman Irrevocable Trust and Dana Messana) of its findings. In October 2024, the SLC filed a motion in the Delaware Court of Chancery to terminate the action. The Delaware Court of Chancery granted the motion in July 2025 and the action was dismissed with prejudice. The United States Court for the District of Delaware had granted a stay of the litigation pending the decision on the SLC’s motion to terminate the Delaware Court of Chancery action, and in July 2025 the SLC filed an unopposed motion to dismiss the litigation in light of the Delaware Court of Chancery’s decision to grant the SLC’s motion to terminate. The United States Court for the District of Delaware granted the motion to dismiss, terminating the action with prejudice.
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
Legal expenses are included in “General and administrative expense” in the accompanying unaudited condensed consolidated statements of operations. As of June 30, 2025 and December 31, 2024, the Company determined that provisions of $0.4 million and nil, respectively, reflect our best estimate of any probable future obligation for the Company’s litigations. During the three and six months ended June 30, 2025, the Company did not make any payment to settle litigation matters.
Purchase Commitments
The Company is committed to pay a minimum of $9.5 million over a period of 12 months beginning November 2024 to one of our third-parties related to cloud services. If at the end of the 12 months, or upon early termination, the Company has not reached $9.5 million in spend, the Company will be required to pay for the difference between the sum of fees already incurred and the minimum commitment. As of June 30, 2025, the minimum commitment remaining with this third-party was $4.3 million. In addition, the Company is committed to pay a total of approximately $12.4 million over a period of 36 months beginning October 2024 to another third-party related to cloud services. At the end of the 36 months, or upon early termination, any unused consumption capacity will expire unless a renewal agreement is executed. As of June 30, 2025, the total commitment fee remaining with this third-party was $9.0 million.

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
Overview
We provide online dating and social networking applications through free, subscription and in-app purchases of products servicing North America, Europe and various other countries around the world. Bumble operates a family of apps, including Bumble, Bumble For Friends, Badoo, and Geneva. Bumble app, launched in 2014, is one of the first dating apps built with women at the center, where women make the first move. Bumble app is a leader in the online dating sector across several countries, including the United States, the United Kingdom, Australia and Canada. Badoo app, launched in 2006, was one of the pioneers of web and mobile free-to-use dating products. Badoo app’s focus is to make finding meaningful connections easy, fun and accessible for a mainstream global audience. Badoo app continues to be a market leader in several countries in Europe and Latin America. Building on the BFF mode in Bumble app, in July 2023 we officially launched a standalone Bumble For Friends app. Bumble For Friends app is a friendship app where people in all stages of life can meet people nearby and create meaningful platonic connections. In July 2024, we acquired Geneva, through which we aim to expand the Bumble For Friends experience from one-to-one connections to groups and communities to serve the many ways people seek friendships. As part of our strategic priorities, we decided to discontinue our operation of the Fruitz and Official apps. During the second quarter, we shut down the Official app. In June 2025, we entered into an agreement with a third-party to sell our subsidiary, Flashgap SAS (popularly known as Fruitz app). The sale was completed in July 2025.
Quarter ended June 30, 2025 Consolidated Results
For the three months ended June 30, 2025 and 2024, we generated:
•Total revenue of $248.2 million and $268.6 million, respectively;
•Bumble App Revenue of $201.4 million and $218.0 million, respectively;
•Badoo App and Other Revenue of $46.8 million and $50.6 million, respectively;
•Net loss was $367.0 million, or (147.8)% of revenue, which included a $404.9 million impairment loss, compared to net earnings of $37.7 million, or 14.0% of revenue; and
•Adjusted EBITDA of $94.6 million and $75.0 million, respectively, representing Adjusted EBITDA margins of 38.1% and 27.9%, respectively.
Year-to-Date ended June 30, 2025 Consolidated Results
For the six months ended June 30, 2025 and 2024, we generated:
•Total revenue of $495.3 million and $536.4 million, respectively;
•Bumble App Revenue of $403.2 million and $433.7 million, respectively;
•Badoo App and Other Revenue of $92.1 million and $102.7 million, respectively;
•Net loss was $347.2 million, or (70.1)% of revenue, which included a $408.5 million impairment loss, compared to net earnings of $71.6 million, or 13.3% of revenue; and
•Adjusted EBITDA of $159.0 million and $149.0 million, respectively, representing Adjusted EBITDA margins of 32.1% and 27.8%, respectively.
•Net cash provided by operating activities of $114.5 million and $35.3 million, respectively, and operating cash flow conversion of * and 49.4%, respectively; and
•Free cash flow of $108.6 million and $30.8 million, respectively, representing free cash flow conversion of 68.3% and 20.7%, respectively.
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
The following metrics were calculated excluding paying users and revenue generated from Official, advertising and partnerships or affiliates. As of June 30, 2025, Geneva had not generated any revenue, and therefore, is excluded from our key operating metrics.

(In thousands, except ARPPU)	Three Months Ended June 30, 2025	Three Months Ended June 30, 2024	Six Months Ended June 30, 2025	Six Months Ended June 30, 2024
Bumble App Paying Users	2,499.8	2,817.2	2,604.1	2,773.6
Badoo App and Other Paying Users	1,277.4	1,321.4	1,291.9	1,307.9
Total Paying Users	3,777.2	4,138.6	3,896.0	4,081.5
Bumble App Average Revenue per Paying User	$26.85	$25.79	$25.81	$26.06
Badoo App and Other Average Revenue per Paying User	$11.57	$11.93	$11.14	$12.14
Total Average Revenue per Paying User	$21.69	$21.37	$20.94	$21.60

(In thousands, except per share data and percentages)	Three Months Ended June 30, 2025	Three Months Ended June 30, 2024	Six Months Ended June 30, 2025	Six Months Ended June 30, 2024
Condensed Consolidated Statements of Operations Data:
Revenue	$248,229	$268,615	495,330	536,390
Net earnings (loss)	(366,983)	37,686	(347,152)	71,559
Net earnings (loss) attributable to Bumble Inc. shareholders	(253,744)	27,395	(240,300)	52,012
Net earnings (loss) per share attributable to Bumble Inc. shareholders
Basic earnings (loss) per share	$(2.45)	$0.22	$(2.31)	$0.41
Diluted earnings (loss) per share	$(2.45)	$0.22	$(2.31)	$0.41

(In thousands)	June 30, 2025	December 31, 2024
Condensed Consolidated Balance Sheets Data:
Total assets	$2,161,495	$2,524,887
Cash and cash equivalents	261,739	204,319
Long-term debt, net including current maturities	615,168	617,096
Profitability and Liquidity
We use net earnings (loss) and net cash provided by (used in) operating activities to assess our profitability and liquidity, respectively. In addition to net earnings (loss) and net cash provided by (used in) operating activities, we also use the following measures:
•Adjusted EBITDA. We define Adjusted EBITDA as net earnings (loss) excluding income tax (benefit) provision, interest and derivative (gains) losses, net, depreciation and amortization expense, stock-based compensation expense, employer costs related to stock-based compensation, foreign exchange (gain) loss, changes in fair value of contingent earn-out liability, investments in equity securities, transaction and other costs, litigation costs net of insurance reimbursements that arise outside of the ordinary course of business, tax receivable agreement liability remeasurement (benefit) expense, impairment loss, and restructuring costs. Adjusted EBITDA margin represents Adjusted EBITDA as a percentage of revenue.

•Free cash flow. We define free cash flow as net cash provided by (used in) operating activities less capital expenditures. Free cash flow conversion represents free cash flow as a percentage of Adjusted EBITDA.
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
Growth Strategy
As previously disclosed, we are in the process of implementing a new strategy and transformation plan intended to deliver durable member value and drive long-term sustainable revenue. As part of this strategy, we are focusing on fostering a vibrant and healthy membership base, improving the member experience through product innovation, including increased use of artificial intelligence in our product and in the optimization of our operations, modernizing our technology to better deliver product innovation, and evolving our revenue strategy to ensure we deliver value at every step of our members’ journey. To align with these priorities, we have strategically shifted away from paid member acquisition and performance marketing in favor of brand and organic investment. As we address these areas of focus, our member growth and success in attracting new members, member engagement and monetization may be negatively impacted. In addition, efforts to improve the health of our membership base, including the removal of bad actors from our apps and strategically reducing paid performance marketing for member acquisition, may adversely affect revenue and paying users in the short term. Furthermore, if we do not successfully implement our new strategy, our business, financial condition and results of operations could be materially adversely affected.
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
Share Repurchase Program
We have a share repurchase program whereby our Board of Directors has authorized us to repurchase up to $450.0 million in Class A common stock. During the six months ended June 30, 2025, we repurchased 4.7 million shares of Class A common stock for $28.7 million, excluding excise tax obligations. During the six months ended June 30, 2024, we repurchased 5.3 million shares of Class A common stock and 2.0 million Common Units for $84.4 million, excluding excise tax obligations. There were no share repurchases during the three months ended June 30, 2025 and 2024. As of June 30, 2025, a total of $50.1 million remained available for repurchase under the repurchase program.

For additional information, see Note 2, Summary of Selected Significant Accounting Policies —Share Repurchase Program, Note 13, Related Party Transactions — Share Repurchase, to our unaudited condensed consolidated financial statements included in Part I, “Item 1 – Financial Statements (Unaudited)” of this Quarterly Report on Form 10-Q.
Tax Receivable Agreement
In connection with certain reorganization transactions and our initial public offering (“IPO”), we entered into a tax receivable agreement with certain of our pre-IPO owners that provides for the payment by the Company to such pre-IPO owners of 85% of the benefits that the Company realizes, or is deemed to realize, as a result of the Company's allocable share of existing tax basis acquired in our IPO and other tax benefits related to entering into the tax receivable agreement. The payments that we may be required to make under the tax receivable agreement to the pre-IPO owners may be significant and are dependent upon future taxable income. During the six months ended June 30, 2025, our tax receivable agreement liability decreased by a net $17.0 million due to the tax receivable agreement payment made in the first quarter of 2025 and the impact of share repurchases.
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
Impairment Charges
During the three months ended June 30, 2025, we identified a potential impairment triggering event related to our indefinite-lived assets and goodwill. The triggering event was related to our revised 2025 outlook, which reflects a strategic shift to improve the health of our membership base. As a result, we performed an interim impairment test. Based on the results of the test, we recognized impairment charges of $140.0 million for indefinite-lived intangible assets and $258.1 million for goodwill during the three months ended June 30, 2025. We also recorded an impairment charge of $6.8 million during the three months ended June 30, 2025 in conjunction with the classification of Fruitz to held for sale. In addition, during the three months ended March 31, 2025, we recognized impairment charges of $3.6 million for the Official asset group due to the anticipated discontinuation of the Official app. There were no impairment charges recorded for the three and six months ended June 30, 2024.
We have historically recorded impairment charges related to our indefinite-lived assets, long-lived assets and definite-lived intangible assets, and goodwill. It is reasonably possible that changes in judgments, assumptions and estimates we made in assessing the fair values of these assets could cause us to consider some portion, or all of the remaining carrying values of these assets, to become impaired. A change in corporate strategy, a further decline in our stock price, economic downturns, a decline in market conditions and/or unfavorable industry trends could potentially trigger impairment tests in the future. In addition, reduced demand for our products, slower growth rates in our industry, and changes in market-based interest rates could negatively impact the estimated future cash flows and discount rates used in the income approach to determine the fair values of these assets and could result in an impairment charge in the future.
For additional information, see Note 2, Summary of Selected Significant Accounting Policies—Goodwill, Indefinite-lived Intangible Assets and Long-lived Assets and Definite-lived Intangible Assets, Note 5, Goodwill and Intangible Assets, Net, and Note 6, Asset Held for Sale to our unaudited condensed consolidated financial statements included in Part I, “Item 1 – Financial Statements (Unaudited)” of this Quarterly Report on Form 10-Q.
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
Restructuring
In June 2025, we announced our decision to reduce our global workforce (the “2025 Restructuring Plan”) by approximately 240 roles, representing approximately 30% of our employees, as we realign our operating structure to optimize execution on our strategic priorities. As a result, we expect to incur approximately $13.0 million to $18.0 million of total non-recurring charges through the fourth quarter of 2025, consisting primarily of employee severance, benefits, and related charges for impacted employees.
In February 2025, we announced our decision to discontinue our operation of the Fruitz and Official apps. The Official app was discontinued during the second quarter of 2025 and Fruitz was sold to a third party in July 2025. We expect to incur approximately $1.4 million of expenses through the third quarter of 2025, primarily related to employee severance, benefits and related charges for impacted employees.
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
For additional information, see Note 7, Restructuring, to our unaudited condensed consolidated financial statements included in Part I, “Item 1 – Financial Statements (Unaudited)” of this Quarterly Report on Form 10-Q.
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
Results of Operations
The following table sets forth our unaudited condensed consolidated statement of operations information for the periods presented:

(In thousands)	Three Months Ended June 30, 2025	Three Months Ended June 30, 2024	Six Months Ended June 30, 2025	Six Months Ended June 30, 2024
Revenue	$248,229	$268,615	$495,330	$536,390
Operating costs and expenses:
Cost of revenue	74,338	80,041	147,691	161,330
Selling and marketing expense	32,092	67,562	91,826	131,179
General and administrative expense	36,146	36,329	57,790	57,185
Product development expense	32,510	15,705	67,014	51,722
Depreciation and amortization expense	6,631	17,024	16,216	34,230
Impairment loss	404,855	—	408,486	—
Total operating costs and expenses	586,572	216,661	789,023	435,646
Operating earnings (loss)	(338,343)	51,954	(293,693)	100,744
Interest expense, net	(10,259)	(9,082)	(22,308)	(18,000)
Other income (expense), net	(11,912)	(558)	(18,674)	917
Income (loss) before income taxes	(360,514)	42,314	(334,675)	83,661
Income tax provision	(6,469)	(4,628)	(12,477)	(12,102)
Net earnings (loss)	(366,983)	37,686	(347,152)	71,559
Net earnings (loss) attributable to noncontrolling interests	(113,239)	10,291	(106,852)	19,547
Net earnings (loss) attributable to Bumble Inc. shareholders	$(253,744)	$27,395	$(240,300)	$52,012

The following table sets forth our unaudited condensed consolidated statement of operations information as a percentage of revenue for the periods presented:

	Three Months Ended June 30, 2025	Three Months Ended June 30, 2024	Six Months Ended June 30, 2025	Six Months Ended June 30, 2024
Revenue	100.0%	100.0%	100.0%	100.0%
Operating costs and expenses:
Cost of revenue	29.9%	29.8%	29.8%	30.1%
Selling and marketing expense	12.9%	25.2%	18.5%	24.5%
General and administrative expense	14.6%	13.5%	11.7%	10.7%
Product development expense	13.1%	5.8%	13.5%	9.6%
Depreciation and amortization expense	2.7%	6.3%	3.3%	6.4%
Impairment loss	163.1%	0.0%	82.5%	0.0%
Total operating costs and expenses	236.3%	80.7%	159.3%	81.2%
Operating earnings (loss)	(136.3%)	19.3%	(59.3%)	18.8%
Interest expense, net	(4.1%)	(3.4%)	(4.5%)	(3.4%)
Other income (expense), net	(4.8%)	(0.2%)	(3.8%)	0.2%
Income (loss) before income taxes	(145.2%)	15.8%	(67.6%)	15.6%
Income tax provision	(2.6%)	(1.7%)	(2.5%)	(2.3%)
Net earnings (loss)	(147.8%)	14.0%	(70.1%)	13.3%
Net earnings (loss) attributable to noncontrolling interests	(45.6%)	3.8%	(21.6%)	3.6%
Net earnings (loss) attributable to Bumble Inc. shareholders	(102.2%)	10.2%	(48.5%)	9.7%
The following table sets forth the stock-based compensation expense, included in operating costs and expenses:

(In thousands)	Three Months Ended June 30, 2025	Three Months Ended June 30, 2024	Six Months Ended June 30, 2025	Six Months Ended June 30, 2024
Cost of revenue	$194	$(226)	$348	$319
Selling and marketing expense	590	44	(249)	(2,818)
General and administrative expense	3,507	7,892	(387)	6,386
Product development expense	1,558	(5,621)	10,275	(1,772)
Total stock-based compensation expense	$5,849	$2,089	$9,987	$2,115
During the three and six months ended June 30, 2025, stock-based compensation expense was higher compared to the same period in 2024, primarily due to forfeitures and headcount reductions associated with the 2024 Restructuring Plan. Negative amounts represent expense reversals associated with forfeitures that exceeded expenses recognized during the periods presented.
Comparison of the Three and Six Months Ended June 30, 2025 and 2024
Revenue

	Three Months Ended June 30, 2025	Three Months Ended June 30, 2024	Six Months Ended June 30, 2025	Six Months Ended June 30, 2024
Bumble App	$201,380	$217,984	$403,202	$433,740
Badoo App and Other	46,849	50,631	92,128	102,650
Total Revenue	$248,229	$268,615	$495,330	$536,390
Total Revenue was $248.2 million for the three months ended June 30, 2025, compared to $268.6 million for the same period in 2024. The decrease was primarily driven by a decline in Total Paying Users, partially offset by an increase in Total Average Revenue per Paying User and favorable fluctuations in foreign currency exchange rates.

Bumble App Revenue was $201.4 million for the three months ended June 30, 2025, compared to $218.0 million for the same period in 2024. This decrease was primarily driven by an 11.3% decline in Bumble App Paying Users to 2.5 million, partially offset by a 4.1% increase in Bumble App ARPPU to $26.85 and favorable fluctuations in foreign currency exchange rates.
Badoo App and Other Revenue was $46.8 million for the three months ended June 30, 2025, compared to $50.6 million for the same period in 2024. This decrease was primarily driven by a 3.3% decline in Badoo App and Other Paying Users to 1.3 million and a 3.0% decline in Badoo App and Other ARPPU to $11.57, partially offset by favorable fluctuations in foreign currency exchange rates.
Total Revenue was $495.3 million for the six months ended June 30, 2025, compared to $536.4 million for the same period in 2024. The decrease was primarily driven by a decline in Total Paying Users, a decline in Total Average Revenue per Paying User, and unfavorable fluctuations in foreign currency exchange rates.
Bumble App Revenue was $403.2 million for the six months ended June 30, 2025, compared to $433.7 million for the same period in 2024. This decrease was primarily driven by a 6.1% decline in Bumble App Paying Users to 2.6 million, a 1.0% decline in Bumble App ARPPU to $25.81, and unfavorable fluctuations in foreign currency exchange rates.
Badoo App and Other Revenue was $92.1 million for the six months ended June 30, 2025, compared to $102.7 million for the same period in 2024. This decrease was primarily driven by a 1.2% decline in Badoo App and Other Paying Users to 1.3 million, a 8.2% decline in Badoo App and Other ARPPU to $11.14, and unfavorable fluctuations in foreign currency exchange rates.
Cost of revenue

(In thousands, except percentages)	Three Months Ended June 30, 2025	Three Months Ended June 30, 2024	Six Months Ended June 30, 2025	Six Months Ended June 30, 2024
Cost of revenue	$74,338	$80,041	$147,691	$161,330
Percentage of revenue	29.9%	29.8%	29.8%	30.1%
Cost of revenue for the three months ended June 30, 2025 decreased by $5.7 million, or 7.1%, compared to the same period in 2024. Cost of revenue for the six months ended June 30, 2025 decreased by $13.6 million, or 8.5%, compared to the same period in 2024. The decreases in cost of revenue for the three and six months ended June 30, 2025 were driven primarily by decreases in in-app purchase fees due to lower revenue.
As a percentage of revenue, cost of revenue for the three months ended June 30, 2025 increased compared to the same period in 2024, primarily due to an increase in personnel costs associated with the 2025 Restructuring Plan and increased fraud prevention expenses, partially offset by a reduction in Apple fees as a result of opting into Apple's European Union terms in the first quarter of 2025. As a percentage of revenue, cost of revenue decreased for the six months ended June 30, 2025 as compared to the same period in 2024, primarily due to the reduction in Apple fees as a result of opting into Apple's European Union terms in the first quarter of 2025, partially offset by increased fraud prevention expenses.
Selling and marketing expense

(In thousands, except percentages)	Three Months Ended June 30, 2025	Three Months Ended June 30, 2024	Six Months Ended June 30, 2025	Six Months Ended June 30, 2024
Selling and marketing expense	$32,092	$67,562	$91,826	$131,179
Percentage of revenue	12.9%	25.2%	18.5%	24.5%
Selling and marketing expense for the three months ended June 30, 2025 decreased by $35.5 million, or 52.5%, compared to the same period in 2024, primarily due to a $34.4 million decrease in marketing costs.
Selling and marketing expense for the six months ended June 30, 2025 decreased by $39.4 million, or 30.0%, compared to the same period in 2024. The change was primarily due to a $36.8 million decrease in marketing costs and a $5.3 million decrease in personnel costs from restructuring-related headcount reductions, partially offset by an increase in stock-based compensation driven by higher restructuring-related forfeitures in the 2024 period.
The decrease in marketing expense in the three and six months ended June 30, 2025 was primarily due to our decision to remove certain planned spend during the second quarter of 2025, in particular on non-organic channels. These reductions reflect our strategic shift away from paid member acquisition and performance marketing in favor of brand and organic investment.

General and administrative expense

(In thousands, except percentages)	Three Months Ended June 30, 2025	Three Months Ended June 30, 2024	Six Months Ended June 30, 2025	Six Months Ended June 30, 2024
General and administrative expense	$36,146	$36,329	$57,790	$57,185
Percentage of revenue	14.6%	13.5%	11.7%	10.7%
General and administrative expense for the three months ended June 30, 2025 decreased by $0.2 million, or 0.5%, compared to the same period in 2024. The change was primarily driven by a $4.4 million decrease in stock-based compensation primarily due to the departure of officers in the first quarter of 2025, a $2.1 million decrease in legal and professional fees, and a $0.9 million decrease in other overheads, partially offset by a $5.4 million unfavorable fluctuation in fair value of the contingent earn-out liabilities and a $1.5 million increase in personnel costs.
General and administrative expense for the six months ended June 30, 2025 increased by $0.6 million, or 1.1%, compared to the same period in 2024. The change was primarily driven by an $18.8 million unfavorable fluctuation in fair value of the contingent earn-out liabilities, partially offset by a $7.3 million decrease in legal and professional fees, a $6.8 million decrease in stock-based compensation primarily due to the departure of officers in the first quarter of 2025, and a $3.5 million decrease in personnel costs from restructuring-related headcount reductions.
Product development expense

(In thousands, except percentages)	Three Months Ended June 30, 2025	Three Months Ended June 30, 2024	Six Months Ended June 30, 2025	Six Months Ended June 30, 2024
Product development expense	$32,510	$15,705	$67,014	$51,722
Percentage of revenue	13.1%	5.8%	13.5%	9.6%
Product development expense in the three months ended June 30, 2025 increased by $16.8 million, or 107.0%, compared to the same period in 2024. The change was primarily driven by a $7.8 million increase in personnel costs primarily associated with the 2025 Restructuring Plan, a $7.1 million increase in stock-based compensation due to equity awards granted in 2025 and higher restructuring-related forfeitures in the 2024 period, and a $1.5 million increase in subscription expense.
Product development expense in the six months ended June 30, 2025 increased by $15.3 million, or 29.6%, compared to the same period in 2024. The change was primarily driven by a $12.3 million increase in stock-based compensation due to equity awards granted in the first six months of 2025 and higher restructuring-related forfeitures in the 2024 period, as well as a $2.5 million increase in subscription expense.
Depreciation and amortization expense

(In thousands, except percentages)	Three Months Ended June 30, 2025	Three Months Ended June 30, 2024	Six Months Ended June 30, 2025	Six Months Ended June 30, 2024
Depreciation and amortization expense	$6,631	$17,024	$16,216	$34,230
Percentage of revenue	2.7%	6.3%	3.3%	6.4%
Depreciation and amortization expense for the three months ended June 30, 2025 decreased by $10.4 million, or 61.0%, compared to the same period in 2024. For the six months ended June 30, 2025, depreciation and amortization expense decreased by $18.0 million, or 52.6%, compared to the same period in 2024. The decreases in depreciation and amortization expense for the three and six months ended June 30, 2025 were primarily driven by the full amortization of Bumble and Badoo's developed technology in February 2025.
Impairment loss

(In thousands, except percentages)	Three Months Ended June 30, 2025	Three Months Ended June 30, 2024	Six Months Ended June 30, 2025	Six Months Ended June 30, 2024
Impairment loss	$404,855	$—	$408,486	$—
Percentage of revenue	163.1%	—	82.5%	—

During the three months ended June 30, 2025, we recognized impairment charges of $258.1 million for goodwill, $140.0 million for our indefinite-lived intangible assets and $6.8 million for Fruitz. In addition, we recognized an impairment charge of $3.6 million for the Official asset group in the three months ended March 31, 2025. There were no impairment charges recorded for the three and six months ended June 30, 2024. For additional information, see Note 2, Summary of Selected Significant Accounting Policies—Goodwill, Indefinite-lived Intangible Assets, Long-lived Assets and Definite-lived Intangible Assets, Note 5, Goodwill and Intangible Assets, Net, and Note 6, Asset Held for Sale to our unaudited condensed consolidated financial statements included in Part I, “Item 1 – Financial Statements (Unaudited)” of this Quarterly Report on Form 10-Q.
Interest expense, net

(In thousands, except percentages)	Three Months Ended June 30, 2025	Three Months Ended June 30, 2024	Six Months Ended June 30, 2025	Six Months Ended June 30, 2024
Interest expense, net	$(10,259)	$(9,082)	$(22,308)	$(18,000)
Percentage of revenue	(4.1)%	(3.4)%	(4.5)%	(3.4)%
Interest expense, net for the three months ended June 30, 2025 increased by $1.2 million, or 13.0%, compared to the same period in 2024. Interest expense, net for the six months ended June 30, 2025 increased by $4.3 million, or 23.9%, compared to the same period in 2024. These changes for the three and six months ended June 30, 2025 were primarily driven by lower interest income on our interest rate swaps and reduced investments in money market funds, partially offset by a decrease in interest rates on our outstanding debt under the Credit Agreement.
Other income (expense), net

(In thousands, except percentages)	Three Months Ended June 30, 2025	Three Months Ended June 30, 2024	Six Months Ended June 30, 2025	Six Months Ended June 30, 2024
Other income (expense), net	$(11,912)	$(558)	$(18,674)	$917
Percentage of revenue	(4.8%)	(0.2%)	(3.8%)	0.2%
Other income (expense), net for the three months ended June 30, 2025 was $(11.9) million, compared to $(0.6) million for the same period in 2024. Other income (expense), net for the six months ended June 30, 2025 was $(18.7) million, compared to $0.9 million for the same period in 2024. These changes for the three and six months ended June 30, 2025 were primarily driven by net foreign currency exchange losses.
Income tax provision

(In thousands, except percentages)	Three Months Ended June 30, 2025	Three Months Ended June 30, 2024	Six Months Ended June 30, 2025	Six Months Ended June 30, 2024
Income tax provision	$(6,469)	$(4,628)	$(12,477)	$(12,102)
Effective tax rate	(1.8)%	10.9%	(3.7)%	14.5%
Income tax provision was $6.5 million for the three months ended June 30, 2025, compared to $4.6 million for the same period in 2024 and $12.5 million for the six months ended June 30, 2025, compared to $12.1 million for the same period in 2024. The income tax provision increased year over year for both the three and six months ended June 30, 2025 primarily due to higher foreign taxes resulting from a shift in the jurisdictional mix of earnings.
One Big Beautiful Bill Act
On July 4, 2025, H.R.1, commonly referred to as the One Big Beautiful Bill Act, was enacted in the U.S., which includes a broad range of tax reform provisions, including extending and modifying certain key Tax Cuts and Jobs Act provisions (both domestic and international), and provisions allowing accelerated tax deductions for qualified property and research expenditures. The legislation has multiple effective dates, with certain provisions effective in 2025 and others to be implemented through 2027. While we are evaluating the full effects of the legislation on our estimated annual effective tax rate and cash tax position, we expect that the legislation will likely not have a material impact on our financial statements. As the legislation was signed into law after June 30, 2025, it had no impact on our operating results for the three months and six months ended June 30, 2025.

Pillar Two Minimum Tax
On December 20, 2021, the Organization for Economic Cooperation and Development ("OECD") released the Pillar Two model rules providing a framework for implementing a 15% minimum tax, also referred to as the Global Anti-Base Erosion ("GloBE") rules, on earnings of multinational companies with consolidated annual revenue exceeding €750 million. Pillar Two legislation has been enacted in certain jurisdictions where we operate, including the UK and certain EU member states, and is effective for our financial year beginning January 1, 2024. We have performed an assessment of our exposure to Pillar Two income taxes, including our ability to qualify for transitional safe harbor relief under the GloBE rules. While we expect to qualify for transitional safe harbor relief in most jurisdictions in which we operate, there are a limited number of jurisdictions where the transitional safe harbor is not available, including for certain entities classified as “stateless” constituent entities under the Pillar Two model rules. Our income tax provision for the three and six months ended June 30, 2025 and June 30, 2024, includes the effects of Pillar Two minimum taxes based on currently enacted legislation and guidance. We are monitoring the implementation of Pillar Two legislation (both proposed and enacted) by individual countries, including the release of administrative guidance on the application of the GloBE rules, and will continue to evaluate the potential impact to our financial position. In addition, in January 2025, the United States issued an executive order announcing opposition to aspects of these rules. Accordingly, we are still evaluating the potential consequences of Pillar Two on our longer-term financial position.
On June 28, 2025, the G7 announced a political agreement indicating that U.S.-parented multinational enterprises would not be subject to additional top-up taxes under the OECD Pillar Two global minimum tax rules in other jurisdictions. We are evaluating the potential implications of this statement; however, given the preliminary nature of the announcement and the absence of implementing legislation or guidance, no impact has been recorded. We will continue to monitor the implementation of Pillar Two legislation (both proposed and enacted) by individual countries, including the release of administrative guidance on the application of the GloBE rules, and the potential impact to our financial position.
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
Our non-GAAP financial measures may not be comparable to similarly titled measures used by other companies, have limitations as analytical tools and should not be considered in isolation, or as substitutes for analysis of our operating results as reported under GAAP. Additionally, we do not consider our non-GAAP financial measures as superior to, or a substitute for, the equivalent measures calculated and presented in accordance with GAAP. Some of the limitations are:
•Adjusted EBITDA and Adjusted EBITDA margin exclude the recurring, non-cash expenses of depreciation and amortization of property and equipment and definite-lived intangible assets and, although these are non-cash expenses, the assets being depreciated and amortized may have to be replaced in the future;
•Adjusted EBITDA and Adjusted EBITDA margin do not reflect changes in, or cash requirements for, our working capital needs;
•Adjusted EBITDA and Adjusted EBITDA margin exclude stock-based compensation expense and employer costs related to stock-based compensation, which has been, and will continue to be for the foreseeable future, an important part of how we attract and retain our employees and a significant recurring expense in our business;

•Adjusted EBITDA and Adjusted EBITDA margin do not reflect the interest and derivative (gains) losses, net or the cash requirements to service interest or principal payments on our indebtedness, and free cash flow does not reflect the cash requirements to service principal payments on our indebtedness;
•Adjusted EBITDA and Adjusted EBITDA margin do not reflect income tax (benefit) provision we are required to make; and
•Free cash flow and free cash flow conversion do not represent our residual cash flow available for discretionary purposes and does not reflect our future contractual commitments.
Adjusted EBITDA is not a liquidity measure and should not be considered as discretionary cash available to us to reinvest in the growth of our business or to distribute to stockholders or as a measure of cash that will be available to us to meet our obligations.
To properly and prudently evaluate our business, we encourage investors to review the financial statements included elsewhere in this report and not rely on a single financial measure to evaluate our business. We also strongly urge investors to review the reconciliation of net earnings (loss) to Adjusted EBITDA, the computation of Adjusted EBITDA margin as compared to net earnings (loss) margin which is net earnings (loss) as a percentage of revenue, the reconciliation of net cash provided by (used in) operating activities to free cash flow, and the computation of free cash flow conversion as compared to operating cash flow conversion, which is net cash provided by (used in) operating activities as a percentage of net earnings (loss) in each case set forth below.
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
The following table reconciles our non-GAAP financial measures to the most comparable GAAP financial measures for the periods presented:

(In thousands, except percentages)	Three Months Ended June 30, 2025	Three Months Ended June 30, 2024	Six Months Ended June 30, 2025	Six Months Ended June 30, 2024
Net earnings (loss)	$(366,983)	$37,686	$(347,152)	$71,559
Add back:
Income tax provision	6,469	4,628	12,477	12,102
Interest and derivative (gains) losses, net(1)	10,259	8,968	22,308	16,308
Depreciation and amortization expense	6,631	17,024	16,216	34,230
Stock-based compensation expense	5,849	2,089	9,987	2,115
Employer costs related to stock-based compensation(2)	484	561	1,189	1,949
Litigation costs, net of insurance reimbursements(3)	798	3,500	2,085	8,736
Foreign exchange loss(4)	12,037	629	18,054	628
Restructuring costs(5)	12,178	3,157	13,388	19,773
Transaction and other costs(6)	272	377	1,585	714
Changes in fair value of contingent earn-out liability	1,701	(3,654)	(581)	(19,343)
Changes in fair value of investments in equity securities	7	43	58	46
Tax receivable agreement liability remeasurement expense(7)	29	—	886	230
Impairment loss(8)	404,855	—	408,486	—
Adjusted EBITDA	$94,586	$75,008	$158,986	$149,047
Net earnings (loss) margin	(147.8)%	14.0%	(70.1)%	13.3%
Adjusted EBITDA margin	38.1%	27.9%	32.1%	27.8%

Net cash provided by operating activities			$114,481	$35,345
Less:
Capital expenditures			(5,920)	(4,531)
Free cash flow			$108,561	$30,814
Operating cash flow conversion			*	49.4%
Free cash flow conversion			68.3%	20.7%
* Not meaningful
(1)Includes interest income received on money market funds and interest rate swaps, fair value changes in interest rate swaps, and interest expense incurred in connection with our long-term debt.
(2)Represents employer portion of Social Security and Medicare payroll taxes domestically, National Insurance contributions in the United Kingdom and comparable costs internationally related to the settlement of equity awards.
(3)Represents certain litigation costs, net of insurance proceeds, associated with pending litigations or settlements of litigation that arise outside of the ordinary course of business.
(4)Represents foreign exchange loss due to foreign currency transactions.
(5)Represents costs associated with discontinuing the operations of the Fruitz and Official apps and the 2025 and 2024 Restructuring Plans, such as severance, benefits and other related costs.
(6)Represents transaction costs primarily related to acquisitions.
(7)Represents recognized adjustments to the tax receivable agreement liability.
(8)Represents impairment charges to the Official asset group in the first quarter of 2025, and to indefinite lived-intangible assets, goodwill and Fruitz asset held for sale in the second quarter of 2025.

Liquidity and Capital Resources
Overview
As of June 30, 2025, we had $261.7 million of cash and cash equivalents, an increase of $57.4 million from December 31, 2024. Our principal sources of liquidity are our cash and cash equivalents and cash generated from operations. Our primary uses of liquidity are operating expenses and capital expenditures, acquisition of businesses, funding of our debt obligations, partnership tax distributions, paying income taxes and obligations under our tax receivable agreement and effectuating share repurchases as discussed below. Based on current conditions, we believe that we have sufficient financial resources to fund our activities and execute our business plans during the next twelve months.
We have a share repurchase program of up to $450.0 million of our outstanding Class A common stock with repurchases under the program to be made on a discretionary basis from time to time, subject to general business and market conditions and other investment opportunities, through open market purchases or other means, including privately negotiated transactions. During the six months ended June 30, 2025, we repurchased 4.7 million shares of Class A common stock for $28.7 million, excluding excise tax obligations. During the six months ended June 30, 2024, we repurchased 5.3 million shares of Class A common stock and 2.0 million Common Units for $84.4 million, excluding excise tax obligations. There were no share repurchases during the three months ended June 30, 2025 and 2024. As of June 30, 2025, all treasury shares were retired, and a total of $50.1 million remained available for repurchase under the repurchase program.
In June 2025, we announced our decision to reduce our global workforce by approximately 240 roles, representing approximately 30% of our employees, as we realign our operating structure to optimize execution on our strategic priorities. As a result, we expect to incur approximately $13.0 million to $18.0 million of total non-recurring charges through the fourth quarter of 2025, consisting primarily of employee severance, benefits, and related charges for impacted employees.
In February 2025, we announced our decision to discontinue our operation of the Fruitz and Official apps. The Official app was discontinued during the second quarter of 2025 and Fruitz was sold to a third party in July 2025. We expect to incur approximately $1.4 million of expenses through the third quarter of 2025, primarily related to employee severance, benefits and related charges for impacted employees.
On February 27, 2024, we announced the adoption of our 2024 Restructuring Plan, which reduced our global workforce. The 2024 Restructuring Plan was completed in the third quarter of 2024, and we incurred approximately $20.4 million of total non-recurring charges through the third quarter of 2024.
During the six months ended June 30, 2025 and 2024, we made cash payments of $1.8 million and $15.2 million, respectively, in connection with our restructuring activities.
Cash Flow Information
The following table summarizes our unaudited condensed consolidated cash flow information for the periods presented:

(In thousands)	Six Months Ended June 30, 2025	Six Months Ended June 30, 2024
Net cash provided by (used in):
Operating activities	$114,481	$35,345
Investing activities	(5,920)	(4,531)
Financing activities	(51,404)	(101,003)
Operating activities
Net cash provided by operating activities was $114.5 million and $35.3 million, respectively, in the six months ended June 30, 2025 and 2024, which was driven by net earnings (loss) of $(347.2) million and $71.6 million, non-cash adjustments of $469.6 million and $17.0 million, and changes in assets and liabilities of $(7.9) million and $(53.2) million in the six months ended June 30, 2025 and 2024, respectively. Changes in assets and liabilities in the six months ended June 30, 2025 and 2024 consisted primarily of: changes in accrued expenses and other current liabilities of $(8.6) million and $(25.0) million, respectively, driven by marketing spend, personnel-related expenses, and tax receivable liability payments; and changes in legal liabilities of $0.4 million and $(25.2) million, respectively, driven by litigation settlement payments in the 2024 period.
Investing activities
Net cash used in investing activities related to capital expenditures was $5.9 million and $4.5 million for the six months ended June 30, 2025 and 2024, respectively.

Financing activities
Net cash used in financing activities was $51.4 million and $101.0 million in the six months ended June 30, 2025 and 2024, respectively. During the six months ended June 30, 2025, we used $28.7 million for share repurchases of our Class A common stock, $5.2 million for cash distribution payments to the noncontrolling interest holders and $8.9 million for tax receivable agreement payments. During the six months ended June 30, 2024, we used $62.1 million for share repurchases of our Class A common stock, $5.6 million for cash distribution payments to the noncontrolling interest holders, and Bumble Holdings used $22.2 million for the repurchase of Common Units. During the six months ended June 30, 2025 and 2024, we used $5.7 million and $8.2 million, respectively, for shares withheld to satisfy employee tax withholding requirements upon vesting of restricted stock units. During each of the six months ended June 30, 2025 and 2024, we used $2.9 million to repay a portion of the outstanding indebtedness under our Original Term Loan.
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
Contractual Obligations and Contingencies
The following table summarizes our contractual obligations as of June 30, 2025:

	Payments due
(In thousands)	Total	Less than 1 year	More than 1 year
Long-term debt, including interest	$618,437	$5,750	$612,687
Operating lease liabilities, including imputed interest	12,768	3,875	8,893
Other (1)	22,089	15,478	6,611
Total	$653,294	$25,103	$628,191

(1) We have contractual obligations with various third parties. We are committed to pay a minimum of $9.5 million over the period of 12 months beginning November 2024 to one of our third-parties related to cloud services. If at the end of the 12 months, or upon early termination, we have not reached $9.5 million in spend, we will be required to pay for the difference between the sum of fees already incurred and the minimum commitment. As of June 30, 2025, our minimum commitment remaining with this third-party is $4.3 million. In addition, we are committed to pay a total of approximately $12.4 million over a period of 36 months beginning October 2024 to another third-party related to cloud services. At the end of the 36 months, or upon early termination, any unused consumption capacity will expire unless we enter into a renewal agreement. As of June 30, 2025, our total commitment fee remaining with this third-party was $9.0 million. The remaining contractual obligation of $8.8 million as of June 30, 2025 relates to individually immaterial contractual obligations with various other third-party service providers.
Additionally, we have the following contractual obligations not reflected in the table set forth above:
In connection with the IPO, in February 2021, we entered into a tax receivable agreement with certain of our pre-IPO owners that provides for the payment by the Company to such pre-IPO owners of 85% of the benefits that the Company realizes, or is deemed to realize, as a result of the Company’s allocable share of existing tax basis acquired in our IPO and other tax benefits related to entering into the tax receivable agreement. The payments under the tax receivable agreement are not conditioned upon continued ownership of the Company by the pre-IPO owners. The payments that we may be required to make under the tax receivable agreement to the pre-IPO owners may be significant and are not reflected in the contractual obligations table set forth above as they are dependent upon future taxable income. Assuming no material changes in the relevant tax law, and that we earn sufficient taxable income to realize all tax benefits that are subject to the tax receivable agreement, we expect future payments under the tax receivable agreement related to the Offering Transactions and subsequent activity through June 30, 2025 to aggregate to $685.3 million and to range over the next 15 years from approximately $27.6 million to $58.7 million per year and decline thereafter. In determining these estimated future payments, we have given retrospective effect to certain exchanges of Common Units for Class A shares that occurred after the IPO but were contemplated to have occurred pursuant to the Blocker Restructuring. The foregoing numbers are merely estimates, and the actual payments could differ materially. For additional information, see Note 4, Payable to Related Parties Pursuant to a Tax Receivable Agreement, to the unaudited condensed consolidated financial statements included in “Item 1 - Financial Statements (Unaudited).”
In connection with the Sponsor Acquisition in January 2020, we entered into a contingent consideration arrangement, consisting of an earn-out payment to the former shareholders of Worldwide Vision Limited of up to $150.0 million. The timing and amount of such payments that we may be required to make is not reflected in the contractual obligations table set forth above as the payment to the former shareholders of Worldwide Vision Limited is dependent upon the achievement of a specified return on invested capital by our Sponsor. For additional information, see Note 9, Fair Value Measurements, to the unaudited condensed consolidated financial statements included in “Item 1 - Financial Statements (Unaudited).”
Critical Accounting Policies and Estimates
We have discussed the estimates and assumptions that we believe are critical because they involve a higher degree of judgment in their application and are based on information that is inherently uncertain in our 2024 Form 10-K for the year ended December 31, 2024. There have been no significant changes to these accounting policies and estimates for the six months ended June 30, 2025.
Related Party Transactions
For discussions of related party transactions, see Note 13, Related Party Transactions, to the condensed consolidated financial statements included in “Item 1 - Financial Statements (Unaudited).”
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Foreign Currency Exchange Risk
We conduct business in certain foreign markets, primarily in the United Kingdom and the European Union. For the three months ended June 30, 2025 and 2024, revenue outside of the United States accounted for 55.7% and 51.0% of consolidated revenue, respectively. Revenue outside of the United States accounted for 54.6% and 50.6% of consolidated revenue, for the six months ended June 30, 2025 and 2024, respectively. Our primary exposure to foreign currency exchange risk is the underlying paying user’s functional currency other than the U.S. Dollar, primarily the British Pound and Euro. As foreign currency exchange rates change, translation of the statements of operations of our international businesses into U.S. dollars affects year-over-year comparability of operating results. The average Euro versus the U.S. Dollar exchange rate was 5.3% and 0.9% higher in the three and six months ended June 30, 2025 compared to the three and six months ended June 30, 2024, respectively. The average British Pound versus the U.S. Dollar exchange rate was 5.8% and 2.5% higher in the three and six months ended June 30, 2025 compared to the three and six months ended June 30, 2024, respectively.

Historically, we have not hedged any foreign currency exposures. We have performed a sensitivity analysis as of June 30, 2025 and 2024. A hypothetical 10% change in British Pound and Euro, relative to the U.S. Dollar, would have changed revenue by $12.3 million and $12.4 million for the six months ended June 30, 2025 and 2024, respectively, with all other variables held constant. This accounts for 2% of total revenue for both the six months ended June 30, 2025 and 2024. Our continued international expansion increases our exposure to exchange rate fluctuations and as a result such fluctuations could have a significant impact on our future results of operations.
Interest Rate Risk
At June 30, 2025, we had outstanding debt with a carrying value of $615.2 million. With consideration of the financial impact of our interest rate swaps, a hypothetical interest rate increase of 1% would have increased interest expense for the three and six months ended June 30, 2025 by $0.7 million and $1.4 million, respectively, based upon the outstanding debt balances and interest rates in effect during that period.
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
For additional information, see Note 10, Debt, to the unaudited condensed consolidated financial statements included in “Item 1 - Financial Statements (Unaudited).”
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Bumble’s management conducted an evaluation, under the supervision and with the participation of its Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and our disclosure controls and procedures (as defined by Rule 14a-15(e) and 15d-15(e) of the Exchange Act) at June 30, 2025. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time period specified in the rules and forms of the SEC, and that such information is accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Based upon the evaluation, the CEO and CFO concluded that, as a result of material weakness in our internal control identified in connection with the preparation and audit of our consolidated financial statements for the year ended December 31, 2024, the Company’s disclosure controls and procedures were not effective at June 30, 2025.
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
Remediation Efforts
Management is committed to remediating the material weakness in a timely manner. We are in the process of implementing the following measures:

•Definition of standard operating procedures and accounting policies related to intercompany transactions and related foreign currency effects
•Redesigned controls over intercompany loan transactions to validate completeness and accuracy on a timely basis
•Redesigned quarterly fluctuation analysis to enhance the precision of review and standardize documentation requirements
While management has made progress towards the remediation plan, the material weakness will not be considered remediated until the enhanced controls operate for a sufficient period of time and management has concluded, through testing, that the related controls are effective. We will continue to monitor the effectiveness of this remediation plan and refine it as appropriate.
Changes in Internal Control over Financial Reporting
As discussed above, we are implementing our remediation plan related to the material weakness. There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings.
See Note 15, Commitments and Contingencies—Litigation, to our unaudited condensed consolidated financial statements included in Part I, “Item 1—Financial Statements (Unaudited)” of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities
We have a share repurchase program of up to $450.0 million of our outstanding Class A common stock with repurchases under the program to be made on a discretionary basis from time to time, subject to general business and market conditions and other investment opportunities, through open market purchases or other means, including privately negotiated transactions. During the second quarter of 2025, the Company did not purchase any shares under the program, which had remaining authorization of $50.1 million as of June 30, 2025.

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

3.1	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on February 16, 2021).
3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on February 16, 2021).
10.1*	Bumble Inc. Summary of Non-Employee Director Compensation Policy.†
10.2	Employment Agreement, dated August 4, 2025, between Bumble Inc. and Kevin D. Cook (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on August 6, 2025).†
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
_________________
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

BUMBLE INC.

Date: August 7, 2025	By:	/s/ Whitney Wolfe Herd
Whitney Wolfe Herd
Chief Executive Officer

Date: August 7, 2025	By:	/s/ Ronald J. Fior
Ronald J. Fior
Interim Chief Financial Officer