Form 10-Q
period 2025-09-30
Bumble Inc.
filed 2025-11-07
CIK 1830043

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_______________________
FORM 10-Q
_______________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 31, 2025, Bumble Inc. had 112,738,975 shares of Class A common stock, par value $0.01 per share, outstanding and 20 shares of Class B common stock, par value $0.01 per share, outstanding.

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
•control of us by Blackstone and our Founder (each, as defined below)
•the outsized voting rights of Blackstone and our Founder
•the risk that the costs and charges related to our global workforce reductions and restructuring of our operations may be greater than anticipated or incurred in different periods than anticipated
•the risk that our restructuring efforts may not generate their intended benefits to the extent or as quickly as anticipated
•the risk that we may experience impairments to our goodwill and intangible assets as a result of a number of factors, some of which are beyond our control
•risks relating to the TRA Buyout (as defined in Note 17, Subsequent Event), including the significant transaction costs to be paid in connection with the TRA Buyout and its impact on our financial condition, legal proceedings that may arise as a result of the TRA Buyout and changes in applicable laws or fluctuations in our taxable income that could impact our ability to realize the anticipated benefits from the TRA Buyout
•risks relating to the market price volatility of our Class A common stock, which could limit our ability to make acquisitions and retain key personnel and employees, and result in dilution if our stock-based compensation programs issue increased numbers of shares because of a depressed stock price or could result in increased cash compensation expense in the event that we shift the mix of incentive compensation in favor of cash-based awards over equity-based awards

•changes in business or macroeconomic conditions, including the impact of lower consumer confidence in our business or in the online dating industry generally, recessionary conditions, increased unemployment rates, stagnant or declining wages, changes in inflation or interest rates, geopolitical events (such as trade wars), political unrest, armed conflicts, including conflicts in Eastern Europe and the Middle East, widespread health emergencies or pandemics and measures taken in response, extreme weather events or natural disasters
•foreign currency exchange rate fluctuations
For more information regarding these and other risks and uncertainties that we face, see Part I, “Item 1A—Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2024 (“2024 Form 10-K”). These factors should not be construed as exhaustive and we caution you that the important factors referenced above may not contain all of the factors that are important to you. Bumble Inc. undertakes no obligation to publicly update or review any forward-looking statements, whether as a result of new information, future developments or otherwise, except as required by law.
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
Certain Definitions
As used in this Quarterly Report, unless otherwise noted or the context requires otherwise, the following terms have the following meanings. Our key metrics (Bumble App Paying Users, Badoo App and Other Paying Users, Total Paying Users, Bumble App Average Revenue per Paying User, Badoo App and Other Average Revenue per Paying User, and Total Average Revenue per Paying User) were calculated excluding paying users of and revenue generated from Official, advertising, partnerships and affiliates. Although Bumble For Friends app was relaunched as BFF in September 2025, we continue to generate revenue from the legacy Bumble For Friends app. As of September 30, 2025, BFF app has not generated any revenue and therefore is excluded from our key operating metrics.
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
•“Fruitz” refers to Flashgap SAS, which operated the Fruitz app until it was sold to a third party in July 2025.
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
•“Official” refers to Newel Corporation, which operated the Official app until it was shut down in May 2025.
•“Pre-IPO owners” refer to our Founder, our Sponsor, an affiliate of Accel Partners LP and management and other equity holders who were the owners of Bumble Holdings immediately prior to the Offering Transactions.
•“Pre-IPO Shareholders” refer to pre-IPO owners that received shares of Class A common stock of Bumble Inc. pursuant to the Blocker Restructuring.
•“Principal Stockholders” refer to our Founder and affiliates of Blackstone, collectively.
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
•“Tax Receivable Agreement” refers to the tax receivable agreement, dated as of February 10, 2021, by and among the Company, the affiliates of the Principal Stockholders and the other TRA Parties (as defined in the Tax Receivable Agreement) signatory thereto, that was originally entered into in connection with the IPO and the Reorganization Transactions.
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

•“Total Paying Users” is the sum of Bumble App Paying Users and Badoo App and Other Paying Users.
•“Total Revenue” is the sum of Bumble App Revenue and Badoo App and Other Revenue.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited).
Bumble Inc.
Condensed Consolidated Balance Sheets
(In thousands, except share and per share information)
(Unaudited)

	September 30, 2025	December 31, 2024
ASSETS
Cash and cash equivalents	$307,883	$204,319
Accounts receivable (net of allowance of $125 and $103, respectively)	92,502	99,687
Other current assets	36,961	38,236
Total current assets	437,346	342,242
Right-of-use assets	9,897	11,232
Property and equipment (net of accumulated depreciation of $27,631 and $21,811, respectively)	7,247	8,495
Goodwill	1,129,007	1,386,229
Intangible assets, net	587,656	748,906
Deferred tax assets, net	14,190	16,300
Other noncurrent assets	7,509	11,483
Total assets	$2,192,852	$2,524,887
LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$3,708	$6,609
Deferred revenue	38,911	43,411
Accrued expenses and other current liabilities	74,813	82,800
Current portion of long-term debt, net	5,750	5,750
Total current liabilities	123,182	138,570
Long-term debt, net	583,602	611,346
Deferred tax liabilities, net	172	777
Payable to related parties pursuant to a tax receivable agreement	419,093	400,926
Other long-term liabilities	29,763	24,214
Total liabilities	1,155,812	1,175,833
Commitments and contingencies (Note 16)
Shareholders’ equity:
Class A common stock (par value $0.01 per share, 6,000,000,000 shares authorized; 112,694,333 shares issued and outstanding as of September 30, 2025; 107,107,632 shares issued and outstanding as of December 31, 2024)	1,127	1,071
Class B common stock (par value $0.01 per share, 1,000,000 shares authorized; 20 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively)	—	—
Preferred stock (par value $0.01; authorized 600,000,000 shares; no shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively)	—	—
Additional paid-in capital	1,441,020	1,453,483
Accumulated deficit	(904,054)	(701,092)
Accumulated other comprehensive income	137,369	71,073
Total Bumble Inc. shareholders’ equity	675,462	824,535
Noncontrolling interests	361,578	524,519
Total shareholders’ equity	1,037,040	1,349,054
Total liabilities and shareholders’ equity	$2,192,852	$2,524,887
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Bumble Inc.
Condensed Consolidated Statements of Operations
(In thousands, except per share information)
(Unaudited)

	Three Months Ended September 30, 2025	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2025	Nine Months Ended September 30, 2024
Revenue	$246,163	$273,605	$741,493	$809,995
Operating costs and expenses:
Cost of revenue	69,219	79,552	216,910	240,882
Selling and marketing expense	32,760	63,549	124,586	194,728
General and administrative expense	46,270	33,251	104,060	90,436
Product development expense	29,614	24,880	96,628	76,602
Depreciation and amortization expense	4,642	18,312	20,858	52,542
Impairment loss	—	892,248	408,486	892,248
Total operating costs and expenses	182,505	1,111,792	971,528	1,547,438
Operating earnings (loss)	63,658	(838,187)	(230,035)	(737,443)
Interest expense, net	(10,641)	(9,809)	(32,949)	(27,809)
Other income (expense), net	8,128	2,898	(10,546)	3,815
Income (loss) before income taxes	61,145	(845,098)	(273,530)	(761,437)
Income tax provision	(9,500)	(4,161)	(21,977)	(16,263)
Net earnings (loss)	51,645	(849,259)	(295,507)	(777,700)
Net earnings (loss) attributable to noncontrolling interests	14,307	(236,060)	(92,545)	(216,513)
Net earnings (loss) attributable to Bumble Inc. shareholders	$37,338	$(613,199)	$(202,962)	$(561,187)
Net earnings (loss) per share attributable to Bumble Inc. shareholders
Basic earnings (loss) per share	$0.34	$(5.11)	$(1.97)	$(4.53)
Diluted earnings (loss) per share	$0.33	$(5.11)	$(1.97)	$(4.53)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Bumble Inc.
Condensed Consolidated Statements of Comprehensive Operations
(In thousands)
(Unaudited)

	Three Months Ended September 30, 2025	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2025	Nine Months Ended September 30, 2024
Net earnings (loss)	$51,645	$(849,259)	$(295,507)	$(777,700)
Other comprehensive income (loss), net of tax:
Change in fair value of cash flow hedges	(23)	—	(23)	—
Change in foreign currency translation adjustment	(9,104)	(5,201)	21,076	(8,181)
Total other comprehensive income (loss), net of tax	(9,127)	(5,201)	21,053	(8,181)
Comprehensive income (loss)	42,518	(854,460)	(274,454)	(785,881)
Comprehensive income (loss) attributable to noncontrolling interests	12,014	(237,574)	(85,532)	(218,831)
Comprehensive income (loss) attributable to Bumble Inc. shareholders	$30,504	$(616,886)	$(188,922)	$(567,050)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Bumble Inc.
Condensed Consolidated Statements of Changes in Equity
Three Months Ended September 30, 2025
(In thousands, except per share amounts)
(Unaudited)

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Bumble Inc. Shareholders' Equity	Noncontrolling Interests	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balance as of June 30, 2025	103,951,845	$1,040	20	$—	$1,384,634	$(941,392)	$133,329	$577,611	$426,882	$1,004,493
Net earnings	—	—	—	—	—	37,338	—	37,338	14,307	51,645
Change in ownership interest in subsidiary	—	—	—	—	(10,874)	—	10,874	—	—	—
Stock-based compensation expense	—	—	—	—	8,699	—	—	8,699	2,919	11,618
Impact of Tax Receivable Agreement due to exchanges of Common Units	—	—	—	—	(19,538)	—	—	(19,538)	—	(19,538)
Restricted stock units issued, net of shares withheld for taxes	347,329	3	—	—	(667)	—	—	(664)	(1,387)	(2,051)
Exchange of Common Units for Class A common stock	8,395,159	84	—	—	78,766	—	—	78,850	(78,850)	—
Other comprehensive loss, net of tax	—	—	—	—	—	—	(6,834)	(6,834)	(2,293)	(9,127)
Balance as of September 30, 2025	112,694,333	$1,127	20	—	$1,441,020	$(904,054)	$137,369	$675,462	$361,578	$1,037,040
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Bumble Inc.
Condensed Consolidated Statements of Changes in Equity
Three Months Ended September 30, 2024
(In thousands, except per share amounts)
(Unaudited)

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Deficit	Accumulated Other Comprehensive Income	Total Bumble Inc. Shareholders' Equity		Noncontrolling Interests	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount		Shares	Amount
Balance as of June 30, 2024	139,592,347	$1,396	20	$—	$1,771,155	13,123,659	$(119,364)	$(77,113)	$76,853	$1,652,927		$645,071	$2,297,998
Net loss	—	—	—	—	—	—	—	(613,199)	—	(613,199)		(236,060)	(849,259)
Stock-based compensation expense	—	—	—	—	7,281	—	—	—	—	7,281		2,989	10,270
Impact of Tax Receivable Agreement due to exchanges of Common Units	—	—	—	—	7,086	—	—	—	—	7,086	—	—	7,086
Cancellation of restricted shares	(155)	—	—	—	(1)	—	—	—	—	(1)		1	—
Restricted stock units issued, net of shares withheld for taxes	227,802	2	—	—	234	—	—	—	—	236		(1,472)	(1,236)
Exchange of Common Units for Class A common stock	31,835	—	—	—	566	—	—	—	—	566		(566)	—
Purchase of common stock	—	—	—	—	11,662	14,170,644	(146,681)	—	—	(135,019)		44,483	(90,536)
Purchase of Common Units	—	—	—	—	(48,669)	—	—	—	—	(48,669)		48,669	—
Partnership tax distributions	—	—	—	—	—	—	—	(14,959)	—	(14,959)		12,700	(2,259)
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	—	(3,687)	(3,687)		(1,514)	(5,201)
Balance as of September 30, 2024	139,851,829	$1,398	20	$—	$1,749,314	27,294,303	$(266,045)	$(705,271)	$73,166	$852,562		$514,301	$1,366,863
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Bumble Inc.
Condensed Consolidated Statements of Changes in Equity
Nine Months Ended September 30, 2025
(In thousands, except per share amounts)
(Unaudited)

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Deficit	Accumulated Other Comprehensive Income	Total Bumble Inc. Shareholders' Equity	Noncontrolling Interests	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount		Shares	Amount
Balance as of December 31, 2024	107,107,632	$1,071	20	$—	$1,453,483	—	$—	$(701,092)	$71,073	$824,535	$524,519	$1,349,054
Net loss	—	—	—	—	—	—	—	(202,962)	—	(202,962)	(92,545)	(295,507)
Changes in ownership interest in subsidiary	—	—	—	—	(52,256)	—	—	—	52,256	—	—	—
Stock-based compensation expense	—	—	—	—	15,759	—	—	—	—	15,759	6,067	21,826
Impact of Tax Receivable Agreement	—	—	—	—	(17,670)	—	—	—	—	(17,670)	—	(17,670)
Cancellation of restricted shares	(809)	—	—	—	(3)	—	—	—	—	(3)	3	—
Restricted stock units issued, net of shares withheld for taxes	1,942,215	19	—	—	788	—	—	—	—	807	(8,408)	(7,601)
Exchange of Common Units for Class A common stock	8,395,159	84	—	—	78,766	—	—	—	—	78,850	(78,850)	—
Purchase of common stock	—	—	—	—	(7,924)	4,749,864	(28,921)	—	—	(36,845)	7,924	(28,921)
Partnership tax and other distributions	—	—	—	—	(1,049)	—	—	—	—	(1,049)	(4,145)	(5,194)
Retirement of treasury stock	(4,749,864)	(47)	—	—	(28,874)	(4,749,864)	28,921	—	—	—	—	—
Other comprehensive income, net of tax	—	—	—	—	—	—	—	—	14,040	14,040	7,013	21,053
Balance as of September 30, 2025	112,694,333	$1,127	20	$—	$1,441,020	—	$—	$(904,054)	$137,369	$675,462	$361,578	$1,037,040
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

Bumble Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended September 30, 2025	Nine Months Ended September 30, 2024
Cash flows from operating activities:
Net loss	$(295,507)	$(777,700)
Adjustments to reconcile net loss to net cash provided by operating activities
Impairment loss	408,486	892,248
Depreciation and amortization expense	20,858	52,542
Changes in fair value of interest rate swaps	4,508	6,995
Changes in fair value of contingent earn-out liability	(2,177)	(22,032)
Non-cash lease expense	2,430	2,598
Tax receivable agreement liability remeasurement expense	700	951
Deferred income tax	2,832	314
Stock-based compensation expense	21,597	12,273
Net foreign exchange difference	12,868	8,015
Other, net	5,167	(15,655)
Changes in assets and liabilities:
Accounts receivable	6,049	1,262
Other current assets	3,416	(1,659)
Accounts payable	(2,911)	2,258
Deferred revenue	(4,500)	(3,420)
Legal liabilities	400	(26,044)
Lease liabilities	(2,896)	(1,028)
Accrued expenses and other current liabilities	2,436	(3,652)
Other, net	7,544	573
Net cash provided by operating activities	191,300	128,839
Cash flows from investing activities:
Capital expenditures	(8,945)	(6,150)
Acquisition of intangible assets	—	(17,435)
Net cash used in investing activities	(8,945)	(23,585)
Cash flows from financing activities:
Repayment of term loan	(29,312)	(4,313)
Distributions paid to noncontrolling interest holders	(5,194)	(7,877)
Share repurchases	(28,682)	(151,843)
Purchase of Common Units	—	(22,184)
Withholding tax paid on behalf of employees on stock-based awards	(7,789)	(9,590)
Payments on tax receivable agreement	(8,917)	(11,942)
Net cash used in financing activities	(79,894)	(207,749)
Effects of exchange rate changes on cash and cash equivalents	1,743	(1,443)
Net increase (decrease) in cash and cash equivalents and restricted cash	104,204	(103,938)
Cash and cash equivalents and restricted cash, beginning of the period	207,062	359,202
Cash and cash equivalents and restricted cash, end of the period	311,266	255,264
Less restricted cash	(3,383)	(3,207)
Cash and cash equivalents, end of the period	$307,883	$252,057
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
Assuming the exchange of all outstanding Common Units for shares of Class A common stock on a one-for-one basis under the exchange agreement entered into by holders of Common Units, there would be 150,508,894 shares of Class A common stock outstanding (which does not reflect any shares of Class A common stock issuable in exchange for as-converted Incentive Units or upon settlement of certain other interests) as of September 30, 2025.
All references to the “Company,” “we,” “our” or “us” in this report are to Bumble Inc.
Sale of Shares by Blackstone and the Founder
On August 13, 2025, certain stockholders affiliated with Blackstone and the Founder sold 18.1 million shares of Class A common stock through privately negotiated transactions at a price of $6.26 per share. In connection with these transactions, 8.4 million shares of Class A common stock were issued during the three months ended September 30, 2025, in exchange for Common Units previously held by the selling stockholders. Bumble did not sell any shares of Class A common stock in these transactions and did not receive any of the proceeds from the sales.
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

The condensed consolidated balance sheet and condensed consolidated statement of changes in equity as of and for the nine months ended September 30, 2025, include an adjustment identified in the first quarter of 2025 to correct “Accumulated other comprehensive income” and “Additional paid-in capital” related to changes in ownership interest in subsidiary during prior periods. The Company concluded the adjustment to be immaterial to the consolidated financial statements and noted that it has no impact on previously reported consolidated statements of operations, comprehensive operations and cash flows.
The condensed consolidated statements of operations for the three and nine months ended September 30, 2025 include cumulative adjustments to general and administrative expense of $11.6 million and $9.2 million, and interest expense, net, of $1.4 million and $0.8 million, respectively, related to certain indirect tax obligations incurred in prior annual and interim periods. The Company concluded that these adjustments were not material to its financial statements for any prior annual or interim periods.
Note 2 - Summary of Selected Significant Accounting Policies
Included below are selected significant accounting policies including those that were added or modified during the nine months ended September 30, 2025 as a result of new transactions entered into or the adoption of new accounting policies. See Note 2, Summary of Selected Significant Accounting Policies, within the annual consolidated financial statements in our 2024 Form 10-K for the full list of our significant accounting policies.
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
As of September 30, 2025 and December 31, 2024, the Company has classified its cash held in Russia as restricted cash due to the sanctions imposed by the Russia-Ukraine Conflict, which is included in “Other noncurrent assets” within the accompanying unaudited condensed consolidated balance sheets.
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

The Company considers both the income and market approaches to estimate the fair value of a reporting unit. The income approach utilizes a discounted cash flow analysis. The market approach utilizes comparable public company information and key valuation multiples and considers a market control premium and guideline transactions, when applicable. The estimated fair value of a reporting unit is highly sensitive to changes in management’s estimates and assumptions including, but not limited to, the Company's forecasted financial results, the revenue growth rate, discount rate and valuation multiples. Additionally, adverse macroeconomic factors, including but not limited to, slower economic growth, a higher cost of borrowing, inflationary pressures, and fluctuations in foreign currency exchange rates, may impact the estimated fair value of a reporting unit.
See Note 5, Goodwill and Intangible Assets, Net for additional information on goodwill impairment charges recorded in the 2024 and 2025 periods.
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
See Note 5, Goodwill and Intangible Assets, Net for additional information on intangible and long-lived asset impairment charges recorded in the 2024 and 2025 periods.
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
See Note 6, Sale of a Business for additional information.
Derivatives
The Company recognizes derivative instruments as either assets or liabilities and measures these instruments at their fair value. The accounting for changes in the fair value of a derivative instrument depends on the intended use of the derivative and the resulting designation. For a derivative instrument that is not designated as a hedging instrument, changes in fair value are recognized in earnings in the period of change. For a derivative instrument designated as a cash flow hedge, changes in fair value are initially reported as a component of other comprehensive income (loss) and subsequently reclassified into earnings when the hedged transaction affects earnings. If the underlying hedged transaction does not occur, or it becomes probable that the hedged transaction will not occur, the cumulative unrealized gain or loss is reclassified immediately from other comprehensive income (loss) into earnings. The Company classifies derivative instruments in the statements of cash flows consistent with the classification of the underlying hedged transactions.
As of September 30, 2025, the Company's derivative instruments consisted of interest rate swaps, which were not designated as hedging instruments, and foreign currency forward contracts, which were designated as cash flow hedges. See Note 9, Fair Value Measurements and Note 10, Derivative Instruments for additional information.

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
The Company has a share repurchase program of up to $450.0 million of its outstanding Class A common stock with repurchases under the program to be made on a discretionary basis from time to time, subject to general business and market conditions and other investment opportunities, through open market purchases or other means, including privately negotiated transactions. There were no share repurchases during the three months ended September 30, 2025. During the nine months ended September 30, 2025, the Company repurchased 4.7 million shares of Class A common stock for $28.7 million, excluding excise tax obligations. During the three months ended September 30, 2024, the Company repurchased 14.2 million shares of Class A common stock for $89.7 million, excluding excise tax obligations. During the nine months ended September 30, 2024, the Company repurchased 19.5 million shares of Class A common stock and 2.0 million Common Units for $174.1 million, excluding excise tax obligations. As of September 30, 2025, all treasury shares were retired, and a total of $50.1 million remained available for repurchase under the repurchase program. See Note 14, Related Party Transactions, for additional information on share repurchases from Blackstone.
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
During the three and nine months ended September 30, 2025 and 2024, there were no customers representing greater than 10% of total revenue.
For the periods presented, revenue across apps was as follows (in thousands):

	Three Months Ended September 30, 2025	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2025	Nine Months Ended September 30, 2024
Bumble App	$198,799	$220,188	$602,001	$653,928
Badoo App and Other	47,364	53,417	139,492	156,067
Total Revenue	$246,163	$273,605	$741,493	$809,995
Deferred Revenue
Deferred revenue consists of advance payments that are received or are contractually due in advance of the Company's performance. The Company’s deferred revenue is reported on a contract by contract basis at the end of each reporting period. The Company classifies deferred revenue as current when the term of the applicable subscription period or expected completion of the performance obligation is one year or less. The deferred revenue balance is $38.9 million and $43.4 million as of September 30, 2025 and December 31, 2024, respectively, all of which is classified as a current liability. During the three months ended September 30, 2025 and 2024, the Company recognized revenue of $2.3 million and $3.5 million, respectively, that was included in the deferred revenue balance at the beginning of each respective period. During the nine months ended September 30, 2025 and 2024, the Company recognized revenue of $42.4 million and $47.7 million, respectively, that was included in the deferred revenue balance at the beginning of each respective period.

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
In September 2025, the FASB issued ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Improvements to Accounting for Internal-Use Software. The ASU replaces the current stage-based capitalization model with a principles-based approach that requires capitalization of costs once management has authorized and commits to funding a software project and it is probable that the project will be completed and the software will be used as intended. The guidance is effective for the Company beginning in the first quarter of 2028. Early adoption is permitted. The Company is currently evaluating the impact of adopting this ASU on the consolidated financial statements and related disclosures.
Note 3 - Income Taxes
The Company is subject to U.S. federal and state income taxes and files consolidated income tax returns for U.S. federal and certain state jurisdictions with respect to its allocable share of any net taxable income of Bumble Holdings. The subsidiaries of Bumble Holdings are also subject to income taxes in the foreign jurisdictions in which they operate.

For the three and nine months ended September 30, 2025, the Company's effective tax rate was 15.5% and (8.0)%, respectively, which differs from the U.S. federal statutory tax rate of 21% primarily due to the geographical distribution of our earnings, income attributable to noncontrolling interests, nondeductible stock-based compensation, the impact of Pillar Two minimum taxes and valuation allowance recorded against certain deferred tax assets arising in the current year.
For the three and nine months ended September 30, 2024, the Company's effective tax rate was (0.5)% and (2.1)%, respectively, which differs from the U.S. federal statutory tax rate of 21% primarily due to the geographical distribution of our earnings, income attributable to noncontrolling interests, nondeductible stock-based compensation, the impact of Pillar Two minimum taxes and valuation allowance recorded against certain deferred tax assets arising in the current year. See Note 17, Subsequent Event, for additional information regarding the tax receivable agreement. The Company is evaluating the impacts of the payment on its financial position and results of operations.

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
The Company has determined that it is more likely than not that it will be unable to realize tax benefits related to certain basis adjustments and acquired net operating loss carryforwards that were received in connection with the Reorganization Transactions and its IPO. As a result of this determination, the Company has not recorded the benefit of these deferred tax assets as of September 30, 2025. The realizability of deferred tax assets is evaluated based on all positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent results of operations. The Company assesses the realizability of its deferred tax assets at each reporting period, and a change in its estimate of liability associated with the tax receivable agreement may result as additional information becomes available, including results of operations in future periods. At the time of the Sponsor Acquisition, the assets and liabilities of Bumble Holdings were adjusted to fair value on the closing date of the business combination for both financial reporting and income tax purposes. As a result of the IPO, the Company inherited certain tax benefits associated with this stepped-up basis (“Common Basis”) created when certain pre-IPO owners acquired their interests in Bumble Holdings in the Sponsor Acquisition. This Common Basis entitles the Company to the depreciation and amortization deductions previously allocable to the pre-IPO owners. Based on current projections, the Company anticipates having sufficient taxable income to realize the benefit of this Common Basis and has recorded a tax receivable agreement liability to related parties of $419.1 million related to these benefits as of September 30, 2025. To the extent that the Company determines that it is able to realize the tax benefits associated with the basis adjustments and net operating loss carryforwards, it would record an additional liability of $273.3 million for a total liability of $692.4 million. If, in the future, the Company is not able to utilize the Common Basis, it would record a reduction in the tax receivable agreement liability to related parties that would result in a benefit recorded within its consolidated statements of operations. During the nine months ended September 30, 2025, the Company's tax receivable agreement liability increased by a net $2.4 million due to the following: (1) a decrease of $16.0 million for a tax receivable agreement payment and (2) a decrease of $1.0 million related to share repurchases in the first quarter of 2025, offset by (3) a net $19.4 million increase primarily related to exchanges with certain stockholders affiliated with Blackstone and the Founder during 2025. See Note 1, Organization and Basis of Presentation, for additional information on the exchange of Common Units held by Blackstone and the Founder. See Note 17, Subsequent Event, for additional information regarding the tax receivable agreement.

Note 5 - Goodwill and Intangible Assets, Net
Goodwill
The changes in the carrying amount of goodwill for the period presented are as follows (in thousands):

	Gross Carrying Amount	Accumulated Impairment Losses	Net Carrying Amount
Balance as of December 31, 2024	$1,583,443	$(197,214)	$1,386,229
Impairment charge	—	(259,989)	(259,989)
Foreign currency translation adjustment	2,767	—	2,767
Balance as of September 30, 2025	$1,586,210	$(457,203)	$1,129,007

During the three months ended June 30, 2025, the Company identified a potential impairment triggering event indicating that the fair value of its reporting unit was more likely than not less than its carrying value. The triggering event was related to the Company's revised 2025 outlook, which reflects a strategic shift to improve the health of the Company's membership base. In accordance with ASC 350, Intangibles – Goodwill and Other, the Company performed a quantitative goodwill impairment test. The fair value of the reporting unit was estimated using a combination of two approaches: an income approach, employing a discounted cash flow model; and a market approach, employing a guideline public company method. The Company applied weightings of 75% and 25% to the fair values derived from the income approach and the market approach, respectively. As part of the discounted cash flow model, the Company made various assumptions including, but not limited to, revenue growth rates, EBITDA margins, terminal growth rate, income tax rate and discount rate. The Company applied a terminal growth rate of 2.0%, income tax rate of 25.0% and discount rate of 14.0% based on a weighted average cost of capital adjusted for the relevant risk associated with the characteristics of the reporting unit. As a result of this impairment test, the Company recognized a goodwill impairment charge of $258.1 million during the three months ended June 30, 2025. Additionally, in conjunction with the classification of Fruitz as held for sale in June 2025, the Company allocated $1.8 million of goodwill to Fruitz, which it determined to be fully impaired as of June 30, 2025. Refer to Note 6, Sale of a Business.
During the three months ended September 30, 2024, the Company identified potential impairment triggering events indicating that the fair value of its reporting unit was more likely than not less than its carrying value. These triggering events included the Company’s revised 2024 outlook and a decrease in the Company’s stock price and market capitalization that was sustained during the third quarter of 2024. In accordance with ASC 350, Intangibles – Goodwill and Other, the Company performed a quantitative goodwill impairment test. The fair value of the reporting unit was estimated using a combination of two approaches, an income approach, employing a discounted cash flow model, and a market approach, employing a guideline public company method. The Company applied weightings of 75% and 25% to the fair values derived from the income approach and the market approach, respectively. As part of the discounted cash flow model, the Company made various assumptions including, but not limited to, revenue growth rates, EBITDA margins, terminal growth rate, income tax rate and discount rate. The Company applied a terminal growth rate of 2.0%, income tax rate of 25.0% and discount rate of 12.0% based on a weighted average cost of capital adjusted for the relevant risk associated with the characteristics of the reporting unit. As a result of this impairment test, the Company recognized a goodwill impairment charge of $197.2 million during the three months ended September 30, 2024.
These impairment charges are included in “Impairment loss” in the accompanying unaudited condensed consolidated statements of operations.
Intangible Assets, Net
A summary of the Company’s intangible assets, net is as follows (in thousands):

	September 30, 2025
	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment Losses	Net Carrying Amount	Weighted- Average Remaining Useful Life (Years)
Brands - indefinite-lived	$1,511,269	$—	$(951,269)	$560,000	Indefinite
Developed technology	262,011	(250,187)	—	11,824	2.8
Other	37,489	(21,657)	—	15,832	3.9
Total Intangible assets, net	$1,810,769	$(271,844)	$(951,269)	$587,656

	December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment Losses	Net Carrying Amount	Weighted- Average Remaining Useful Life (Years)
Brands - indefinite-lived	$1,511,269	$—	$(811,269)	$700,000	Indefinite
Brands - definite-lived	41,199	(7,938)	(22,258)	11,003	4.8
Developed technology	266,440	(245,654)	(974)	19,812	2.8
User base	113,714	(113,424)	—	290	0.2
White label contracts	33,384	(6,953)	(26,431)	—	—
Other	34,129	(16,328)	—	17,801	3.7
Total Intangible assets, net	$2,000,135	$(390,297)	$(860,932)	$748,906

During the three months ended June 30, 2025, the Company revised its 2025 outlook, reflecting a strategic shift to improve the health of its membership base, which indicated that the fair value of the Company's indefinite-lived assets was more likely than not less than its carrying value. The Company evaluated the fair value of its indefinite-lived assets by using the relief from royalty methodology based on management’s assumptions. This valuation approach requires the Company to make various assumptions regarding the timing and amount of expected cash flows, including, but not limited to, the revenue growth rate, royalty rate, and discount rate. The Company applied a terminal growth rate of 2.0%, income tax rate of 25.0% and discount rate of 14.0% to determine the fair value of its indefinite-lived assets. As a result, the Company recognized an impairment charge of $140.0 million associated with indefinite-lived assets during the three months ended June 30, 2025, representing the difference between the carrying value and the fair value of the Company's indefinite-lived intangible assets. In addition, the Company recorded an impairment charge of $5.0 million for its intangible assets associated with Fruitz that met the criteria to be classified as held for sale in June 2025. Refer to Note 6, Sale of a Business.
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
During the three months ended September 30, 2024, the decline in the Company's stock price and market capitalization indicated that the fair value of the Company's indefinite-lived assets was more likely than not less than its carrying value. The Company evaluated the fair value of its indefinite-lived assets by using the relief from royalty methodology based on management’s assumptions. As a result, the Company recognized an impairment charge of $670.3 million associated with the indefinite-lived assets during the three months ended September 30, 2024, representing the difference between the carrying value and the fair value of the Company's indefinite-lived intangible assets. Additionally, the Company assessed the recoverability of its long-lived assets and definite-lived intangible assets at the asset group level and determined that the carrying value of the Fruitz asset group was not recoverable. The Company then evaluated the fair value of the Fruitz asset group using a discounted cash flow method. As a result of this impairment test, the Company recognized $24.7 million of impairment charges during the three ended September 30, 2024. The impairment charges were allocated to the Fruitz asset group on a pro-rata basis based on the carrying amounts of the long-lived assets and definite-lived intangible assets. Additionally, the Company revised the remaining useful life of certain definite-lived intangible assets of Fruitz. The valuation of intangible and long-lived assets requires the Company to make various assumptions regarding the timing and amount of expected cash flows, including, but not limited to, the revenue growth rate, royalty rate, and discount rate, as applicable. The Company applied a terminal growth rate ranging from 1.2% to 2.0%, income tax rate of 25.0% and discount rate of 12.0% to determine the fair value of its intangible and long-lived assets.
During the three and nine months ended September 30, 2025, impairment charges on intangible and long-lived assets were nil and $148.6 million. Impairment charges on intangible and long-lived assets were $695.0 million for both the three and nine months ended September 30, 2024.These impairment charges are included in “Impairment loss” in the accompanying unaudited condensed consolidated statements of operations.
Amortization expense related to intangible assets, net for the three months ended September 30, 2025 and 2024 was $3.0 million and $16.4 million, respectively, and for the nine months ended September 30, 2025 and 2024 was $15.7 million and $47.1 million, respectively.
As of September 30, 2025, amortization of intangible assets with definite lives is estimated to be as follows (in thousands):

Remainder of 2025	$3,470
2026	8,996
2027	6,573
2028	3,721
2029 and thereafter	3,651
Total	$26,411
Note 6 - Sale of a Business
As part of the progression of the Company's strategic priorities, the Company discontinued its operation of the Fruitz app. In June 2025, the Board of Directors approved the sale of its subsidiary, Flashgap SAS ("Fruitz"), to a third party, which was completed in July 2025. The disposal of Fruitz does not represent a strategic shift that will have a major effect on the Company's consolidated results of operations and therefore was not classified as a discontinued operation.

As of June 30, 2025, Fruitz was classified as held for sale in the Company's consolidated balance sheet and was measured at the lower of its carrying amount or fair value less cost to sell, resulting in an impairment loss recorded during the three months ended June 30, 2025 of $6.8 million, including $1.8 million of impairment related to goodwill allocated to Fruitz.
Note 7 - Restructuring
In June 2025, the Company announced its decision to reduce its global workforce (the “2025 Restructuring Plan”) by approximately 240 roles, representing approximately 30% of the Company's employees, as it realigns its operating structure to optimize execution on its strategic priorities. As a result, the Company expects to incur approximately $13.0 million to $18.0 million of total non-recurring charges through the first quarter of 2026, consisting primarily of employee severance, benefits, and related charges for impacted employees.
In February 2025, the Company announced its decision to discontinue its operation of the Fruitz and Official apps. The Official app was discontinued during the second quarter of 2025 and Fruitz was sold to a third party in July 2025. The Company incurred approximately $1.4 million of expenses through the third quarter of 2025, primarily related to employee severance, benefits and related charges for impacted employees. See Note 5, Goodwill and Intangible Assets, Net, for additional information on the Official app.
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
The following table presents the total non-recurring restructuring charges by function for the periods indicated (in thousands):

	Three Months Ended September 30, 2025	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2025	Nine Months Ended September 30, 2024
Cost of revenue	$(125)	$(34)	$869	$972
Selling and marketing	349	(3)	2,374	3,244
General and administrative	1,266	21	4,695	6,093
Product development	(299)	598	6,641	10,046
Total	$1,191	$582	$14,579	$20,355
The following table summarizes the restructuring-related liabilities (in thousands):

	Employee Related Benefits	Other	Total
Balance as of December 31, 2024	$460	$—	$460
Restructuring charges	13,773	806	14,579
Cash payments	(12,112)	(479)	(12,591)
Balance as of September 30, 2025	$2,121	$327	$2,448
Note 8 - Other Financial Data
Consolidated Balance Sheets Information
Other current assets are comprised of the following balances (in thousands):

	September 30, 2025	December 31, 2024
Capitalized aggregator fees	$8,903	$10,979
Prepayments	16,733	17,079
Other current assets	11,325	10,178
Total other current assets	$36,961	$38,236

Accrued expenses and other current liabilities are comprised of the following balances (in thousands):

	September 30, 2025	December 31, 2024
Payroll and related expenses	$20,554	$23,443
Marketing expenses	12,470	23,155
Professional fees	8,326	5,480
Other cost of sales	5,674	2,510
Lease liabilities	3,393	3,099
Other indirect taxes (1)	16,243	1,453
Income tax payable	4,161	2,794
Contingent earn-out liability	373	2,550
Payable to related parties pursuant to a tax receivable agreement	—	15,806
Other accrued expenses and other payables	3,619	2,510
Total accrued expenses and other current liabilities	$74,813	$82,800
(1) Other indirect taxes as of September 30, 2025 include a $13.0 million adjustment related to certain indirect tax obligations in prior periods. See Note 1, Organization and Basis of Presentation for additional information on the adjustment.

Other long-term liabilities are comprised of the following balances (in thousands):

	September 30, 2025	December 31, 2024
Lease liabilities	$7,331	$9,321
Other liabilities	22,432	14,893
Total other long-term liabilities	$29,763	$24,214
Note 9 - Fair Value Measurements
The following tables present the Company’s financial instruments that are measured at fair value on a recurring basis (in thousands):

	September 30, 2025
	Level 1	Level 2	Level 3	Total Fair Value Measurements
Assets:
Cash equivalent - money market funds	$258,949	$—	$—	$258,949
Derivative asset - interest rate swaps	—	1,344	—	1,344
Investments in equity securities	—	—	1,078	1,078
	$258,949	$1,344	$1,078	$261,371
Liabilities:
Derivative liability - foreign currency contracts	$—	$23	$—	$23
Contingent earn-out liability	—	—	373	373
	$—	$23	$373	$396

	December 31, 2024
	Level 1	Level 2	Level 3	Total Fair Value Measurements
Assets:
Cash equivalent - money market funds	$102,309	$—	$—	$102,309
Derivative asset - interest rate swaps	—	5,852	—	5,852
Investments in equity securities	—	—	1,150	1,150
	$102,309	$5,852	$1,150	$109,311
Liabilities:
Contingent earn-out liability	$—	$—	$2,550	$2,550
	$—	$—	$2,550	$2,550
There were no transfers between levels between September 30, 2025 and December 31, 2024.
The carrying value of accounts receivable, accounts payable, income tax payable, accrued expenses and other payables approximate their fair values due to the short-term maturities of these instruments.
The Company's derivative assets and liabilities, which consists of interest rate swaps and foreign currency forward contracts, are measured at fair value on a recurring basis using observable market data (Level 2). The fair value of interest rate swaps is estimated using a combined income and market-based valuation methodology based on Level 2 inputs, including forward interest rate yield curves obtained from independent pricing services. The fair value of foreign currency forward contracts are measured using Level 2 inputs, which include observable market inputs such as foreign currency spot and forward rates, interest rate yield curves obtained from independent pricing services, and credit-risk adjustments. Refer to Note 2, Summary of Selected Significant Accounting Policies and Note 10, Derivative Instruments for additional information.
As of September 30, 2025, the Company has a contingent consideration arrangement, consisting of an earn-out payment to former shareholders of Worldwide Vision Limited of up to $150.0 million. The Company determined the fair value of the contingent earn-out liability by using a probability-weighted analysis and, if the arrangement is long-term in nature, applying a discount rate that captures the risks associated with the duration of the obligation. The number of scenarios in the probability-weighted analyses vary; generally, more scenarios are prepared for longer duration and more complex arrangements. As of September 30, 2025 and December 31, 2024, the fair value of the contingent earn-out liability reflected a risk-free rate of 3.8% and 4.2%, respectively. The Company’s contingent earn-out liability is measured at fair value on a recurring basis using significant unobservable inputs (Level 3). As of September 30, 2025 and December 31, 2024, the contingent earn-out liability was $0.4 million and $2.6 million, respectively, which is included in “Accrued expenses and other current liabilities” in the accompanying unaudited condensed consolidated balance sheets.
The Company classified contingent earn-out arrangements as liabilities at the time of the acquisition, as they will be settled in cash, and remeasures the fair values of the contingent earn-out liabilities each reporting period thereafter until settled. The fair value of the contingent earn-out liabilities are sensitive to changes in the stock price, discount rates and the timing of the future payments, which are based upon estimates of future achievement of the performance metrics. Changes in fair values of contingent earn-out liabilities are recognized in “General and administrative expense” in the accompanying unaudited condensed consolidated statements of operations. The change in fair value of the contingent earn-out liability was $(1.6) million and $(2.7) million for the three months ended September 30, 2025 and 2024, respectively, and $(2.2) million and $(22.0) million for the nine months ended September 30, 2025 and 2024, respectively.
Assets and liabilities that are measured at fair value on a non-recurring basis include indefinite-lived intangible assets, long-lived assets, definite-lived intangible assets and goodwill.
During the nine months ended September 30, 2025, the Company recorded impairment charges of $140.0 million for indefinite-lived intangible assets, 3.6 million for definite-lived intangible assets, $260.0 million for goodwill and $5.0 million for intangible assets associated with Fruitz asset held for sale. During the nine months ended September 30, 2024, the Company recorded impairment charges of $670.3 million for indefinite-lived intangible assets, $24.7 million for the Fruitz asset group and $197.2 million for goodwill. The Company determined the fair value of indefinite-lived intangible assets, long-lived assets and definite-lived intangible assets (including the Fruitz asset group), and its reporting unit for goodwill impairment using unobservable inputs (Level 3), except for impairment associated with Fruitz asset held for sale in the 2025 period, for which fair value was determined using exit price (Level 2). Refer to Note 2, Summary of Selected Significant Accounting Policies, Note 5, Goodwill and Intangible Assets, Net, and Note 6, Sale of a Business.

Note 10 - Derivative Instruments
The Company uses interest rate swaps to manage the risk related to fluctuating cash flows from interest rate changes on the debt. These instruments are not designated as hedging instruments for accounting purposes. During the third quarter of 2025, the Company entered into foreign exchange forward contracts, which are designated as cash flow hedges, to manage the volatility of cash flows from revenue transactions denominated in foreign currencies. All cash flow hedges were considered effective during the three and nine months ended September 30, 2025. We do not enter into derivative contracts for trading purposes or speculation.
Counterparty default risk for our derivative instruments is considered low because the derivative contracts we enter into are transacted with highly rated financial institutions. We were not required to and did not post collateral for our derivative contracts as of September 30, 2025. We do not offset the fair values of derivative assets and liabilities executed with the same counterparty, if any.
The following table presents the total gross notional amounts for our outstanding derivative instruments measured in U.S. dollar equivalents (in thousands):

	September 30, 2025	December 31, 2024
Designated as cash flow hedges:
Foreign currency contracts	$57,746	$—
Not designated as hedging instruments:
Interest rate swaps	$350,000	$350,000

The following table presents the fair values of our derivative instruments (in thousands):

	Financial Statement Line	September 30, 2025	December 31, 2024
Designated as cash flow hedges:
Foreign currency contracts	Accrued expense and other current liabilities	$23	$—
Not designated as hedging instruments:
Interest rate swaps	Other noncurrent assets	$1,344	$5,852
The following table presents gains (losses) on our derivative instruments recognized in the unaudited condensed consolidated statements of operations (in thousands):

	Financial Statement Line	Three Months Ended September 30, 2025	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2025	Nine Months Ended September 30, 2024
Designated as cash flow hedges:
Foreign currency contracts	Revenue	$37	$—	$37	$—
Total revenue		246,163	273,605	741,493	809,995

Not designated as hedging instruments:
Interest rate swaps	Interest income (expense), net	(638)	(8,687)	(4,508)	(6,995)
Interest expense, net		$(10,641)	$(9,809)	$(32,949)	$(27,809)

The following table presents the effect of our derivative instruments designated as cash flow hedges in other comprehensive income (loss), net of tax (“OCI”) in the unaudited condensed consolidated statement of comprehensive operations (in thousands):

	Three Months Ended September 30, 2025	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2025	Nine Months Ended September 30, 2024
Derivative gain (loss) at the beginning of the period	$—	$—	$—	$—
Change in fair value recognized in OCI	(25)	—	(25)	—
Loss (gain) reclassified from OCI to net earnings	2	—	2	—
Derivative gain (loss) at the end of the period	$(23)	$—	$(23)	$—

As of September 30, 2025, we expect approximately $23.0 thousand of the unrealized gain related to our cash flow hedges to be released into earnings over the next 12 months, which represents the maximum period these hedges are designated against forecasted transactions. Refer to Note 2, Summary of Selected Significant Accounting Policies and Note 9, Fair Value Measurements for additional information.

Note 11 - Debt
Total debt is comprised of the following (in thousands):

	September 30, 2025	December 31, 2024
Term Loan due January 29, 2027	$592,000	$621,313
Less: unamortized debt issuance costs	2,648	4,217
Less: current portion of debt, net	5,750	5,750
Total long-term debt, net	$583,602	$611,346
Credit Agreement
The Company and certain of its wholly owned subsidiaries, including Buzz Finco LLC (the “Borrower”) are party to a credit agreement (as amended, the “Credit Agreement”), pursuant to which the Company borrowed $575.0 million through a seven-year term loan (“Original Term Loan”) and $275.0 million through a seven-year incremental term loan (the “Incremental Term Loan,” and collectively with the Original Term Loan, the “Term Loans”). In addition, the Credit Agreement provides for a $50.0 million senior secured revolving credit facility maturing on June 17, 2026 (the “Revolving Credit Facility”) with $25.0 million available through letters of credit. The forward-looking term rate is based on the Term Secured Overnight Financing Rate (“Term SOFR”), plus a credit spread adjustment of 0.10% with respect to the Term Loans and 0.00% with respect to loans under the Revolving Credit Facility (Term SOFR plus such credit spread adjustment, “Adjusted Term SOFR”).

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
The interest rates in effect for the Original Term Loan and the Incremental Term Loan as of September 30, 2025 were 7.17% and 7.67%, respectively. Interest expense, including the amortization of debt issuance costs, was $11.9 million and $13.6 million for the three months ended September 30, 2025 and 2024, respectively, and $35.4 million and $40.6 million for the nine months ended September 30, 2025 and 2024, respectively. The Original Term Loan amortizes in equal quarterly installments in aggregate annual amounts equal to 1.00% of the principal amount of the Original Term Loan outstanding as of the date of the closing of the Original Term Loan, with the balance being payable at maturity on January 29, 2027. The Incremental Term Loan amortizes in equal quarterly installments in aggregate annual amounts equal to 1.00% of the principal amount of the Incremental Term Loan outstanding as of the date of the closing of the Incremental Term Loan , with the balance being payable at maturity on January 29, 2027. Following the $200.0 million aggregate principal payment of amount of outstanding indebtedness during the three months ended March 31, 2021, quarterly installment payments on the Incremental Term Loan are no longer required for the remaining term of the facility. Principal amounts outstanding under the Revolving Credit Facility, as amended, are due and payable in full at maturity on June 17, 2026. In August 2025, the Company made a $25.0 million voluntary principal payment on the Incremental Term Loan. As a result of this prepayment, the Company recognized a charge of $0.1 million to write off the related unamortized debt issuance costs. As of September 30, 2025, amounts available under the Revolving Credit Facility were $50.0 million. As of September 30, 2025, and at all times during the nine months ended September 30, 2025, the Company was in compliance with the financial debt covenants.
As the loans are issued with a floating rate of interest, the Company believes that the fair value of the obligations approximates the principal amount of the loans as of September 30, 2025. The carrying value of the Term Loans includes the outstanding principal amount, less unamortized debt issuance costs. Therefore, the Company assumes the carrying value of the debt, before any transaction costs, would approximate the fair value of the loan obligation based on Level 2 inputs since the term loans carry variable interest rates that are based on the SOFR.
Note 12 - Earnings (Loss) per Share
The following table sets forth a reconciliation of the numerators used to compute the Company's basic and diluted earnings (loss) per share (in thousands):

	Three Months Ended September 30, 2025	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2025	Nine Months Ended September 30, 2024
Numerator:
Net earnings (loss)	$51,645	$(849,259)	$(295,507)	$(777,700)
Net earnings (loss) attributable to noncontrolling interests	14,307	(236,060)	(92,545)	(216,513)
Net earnings (loss) attributable to Bumble Inc. shareholders	$37,338	$(613,199)	$(202,962)	$(561,187)
The following table sets forth the computation of the Company's basic and diluted earnings (loss) per share (in thousands, except share amounts, and per share amounts):

	Three Months Ended September 30, 2025	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2025	Nine Months Ended September 30, 2024
Basic earnings (loss) per share attributable to common stockholders
Numerator
Allocation of net earnings (loss) attributable to Bumble Inc. shareholders	$37,339	$(613,410)	$(208,050)	$(566,666)
Less: net earnings attributable to participating securities	—	—	—	—
Net earnings (loss) attributable to common stockholders	$37,339	$(613,410)	$(208,050)	$(566,666)
Denominator
Weighted average number of shares of Class A common stock outstanding	108,584,387	120,091,564	105,756,522	125,006,154
Basic earnings (loss) per share attributable to common stockholders	$0.34	$(5.11)	$(1.97)	$(4.53)

Diluted earnings (loss) per share attributable to common stockholders
Numerator
Allocation of net earnings (loss) attributable to Bumble Inc. shareholders	$36,142	$(613,410)	$(208,050)	$(566,666)
Increase in net earnings attributable to common shareholders upon conversion of potentially dilutive Common Units	15,503	—	—	—
Less: net earnings attributable to participating securities	—	—	—	—
Net earnings (loss) attributable to common stockholders	$51,645	$(613,410)	$(208,050)	$(566,666)
Denominator
Number of shares used in basic computation	108,584,387	120,091,564	105,756,522	125,006,154
Add: weighted-average effect of dilutive securities
RSUs	4,995,143	—	—	—
Common Units to convert to Class A Common Stock	41,738,385	—	—	—
Weighted average shares of Class A common stock outstanding used to calculate diluted earnings (loss) per share	155,317,915	120,091,564	105,756,522	125,006,154
Diluted earnings (loss) per share attributable to common stockholders	$0.33	$(5.11)	$(1.97)	$(4.53)

The following table sets forth potentially dilutive securities that were excluded from the diluted earnings (loss) per share computation because the effect would be anti-dilutive, or issuance of such shares is contingent upon the satisfaction of certain conditions which were not satisfied by the end of the periods:

	Three Months Ended September 30, 2025	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2025	Nine Months Ended September 30, 2024
Time-vesting awards:
Options	1,799,775	4,950,211	1,799,775	4,950,211
Restricted shares	—	6,444	—	6,444
RSUs	—	5,770,886	14,843,565	5,770,886
Incentive units	35,952	959,056	35,952	959,056
Total time-vesting awards	1,835,727	11,686,597	16,679,292	11,686,597

Exit-vesting awards:
Options	58,062	58,062	58,062	58,062
Restricted shares	—	5,537	—	5,537
RSUs	—	127,464	—	127,464
Incentive units	—	884,325	—	884,325
Total exit-vesting awards	58,062	1,075,388	58,062	1,075,388
Total	1,893,789	12,761,985	16,737,354	12,761,985
Note 13 - Stock-based Compensation
Total stock-based compensation expense was as follows:

(In thousands)	Three Months Ended September 30, 2025	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2025	Nine Months Ended September 30, 2024
Cost of revenue	$(135)	$45	$213	$364
Selling and marketing expense	719	490	470	(2,328)
General and administrative expense	6,357	7,781	5,970	14,167
Product development expense	4,669	1,842	14,944	70
Total stock-based compensation expense	$11,610	$10,158	$21,597	$12,273
During the three and nine months ended September 30, 2025, stock-based compensation expense was higher compared to the same period in 2024, primarily due to lower forfeitures. Negative amounts represent expense reversals associated with forfeitures that exceeded expenses recognized during the periods presented.
Incentive Units in Bumble Holdings
The following table summarizes information around Incentive Units in Bumble Holdings:

	Time-Vesting Incentive Units		Exit-Vesting Incentive Units
	Number of Awards	Weighted- Average Participation Threshold	Number of Awards	Weighted- Average Participation Threshold
Unvested as of December 31, 2024	935,078	$12.85	619,036	$12.43
Vested	(803,222)	12.13	(563,903)	12.41
Forfeited	(95,904)	12.83	(55,133)	19.25
Unvested as of September 30, 2025	35,952	$28.92	—	$—
As of September 30, 2025, total unrecognized compensation cost related to the Time-Vesting Incentive Units was $20.8 thousand, which is expected to be recognized over a weighted-average period of 0.2 years.

Restricted Shares of Class A Common Stock in Bumble Inc.
The following table summarizes information around restricted shares in the Company:

	Time-Vesting Restricted Shares of Class A Common Stock		Exit-Vesting Restricted Shares of Class A Common Stock
	Number of Awards	Weighted- Average Grant-Date Fair Value	Number of Awards	Weighted- Average Grant-Date Fair Value
Unvested as of December 31, 2024	6,366	$6.96	3,690	$17.25
Vested	(6,366)	6.96	(2,881)	17.32
Forfeited	—	—	(809)	17.02
Unvested as of September 30, 2025	—	$—	—	$—
RSUs in Bumble Inc.
The following table summarizes information around RSUs in the Company:

	Time-Vesting RSUs		Exit-Vesting RSUs
	Number of Awards	Weighted- Average Grant-Date Fair Value	Number of Awards	Weighted- Average Grant-Date Fair Value
Unvested as of December 31, 2024	7,198,957	$13.97	84,065	$42.79
Granted	15,827,565	5.92	—	—
Vested	(3,109,590)	13.62	(78,111)	42.79
Forfeited	(5,073,367)	10.30	(5,954)	42.79
Unvested as of September 30, 2025	14,843,565	$6.68	—	$—
During the nine months ended September 30, 2025 and 2024, the total fair value of vested RSUs as of the respective vesting dates was $19.1 million and $24.7 million, respectively. As of September 30, 2025, total unrecognized compensation cost related to the Time-Vesting RSUs was $63.2 million, which is expected to be recognized over a weighted-average period of 2.3 years.
Options
The following table summarizes the Company’s option activity as it relates to Time-Vesting stock options:

	Number of Options	Weighted- Average Exercise Price Per Share	Weighted- Average Grant Date Fair Value Per Share	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2024	4,936,095	$17.52	$10.23
Forfeited	(2,109,924)	13.44	8.31
Expired	(1,026,396)	19.86	11.34
Outstanding as of September 30, 2025	1,799,775	20.96	11.77	7.2	$—
Exercisable as of September 30, 2025	971,654	$29.27	$15.85	6.0	$—
The following table summarizes the Company’s option activity as it relates to Exit-Vesting stock options:

	Number of Options	Weighted- Average Exercise Price Per Share	Weighted- Average Grant Date Fair Value Per Share	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2024	58,062	$43.00	$22.21
Outstanding as of September 30, 2025	58,062	43.00	22.21	3.9	$—
Exercisable as of September 30, 2025	58,062	$43.00	$22.21	3.9	$—
As of September 30, 2025, total unrecognized compensation cost related to the Time-Vesting options was $2.4 million, which is expected to be recognized over a weighted-average period of 2.6 years.
The weighted-average exercise price exceeded the market price as of September 30, 2025, and as such, resulted in the aggregate intrinsic value to be negative for all of the Company’s stock options (referred to as “out-of-the money”).
Note 14 - Related Party Transactions
In the ordinary course of operations, the Company enters into transactions with related parties, as discussed below (in thousands).

Related Party relationship	Type of Transaction	Financial Statement Line	Three Months Ended September 30, 2025	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2025	Nine Months Ended September 30, 2024
Other	Marketing costs	Selling and marketing expense	$92	$1,258	$2,393	$4,218
Other	Moderator costs	Cost of revenue	2,236	1,800	6,535	5,067
Other	Consulting	General and administrative expense	550	—	550	—
Other	Advertising revenue	Revenue	777	260	1,599	868
Other	Tax receivable agreement liability remeasurement expense	Other income (expense), net	186	(721)	(700)	(951)

Related Party Relationship	Type of Transaction	Financial Statement Line	September 30, 2025	December 31, 2024
Other	Tax receivable agreement	Payable to related parties pursuant to a tax receivable agreement and Accrued expenses and other current liabilities	$419,093	$416,732
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
Payable to related parties pursuant to a tax receivable agreement
Concurrent with the completion of the IPO, the Company entered into a tax receivable agreement with pre-IPO owners including our Founder, our Sponsor, an affiliate of Accel Partners LP and management and other equity holders. See Note 4, Payable to Related Parties Pursuant to a Tax Receivable Agreement. See Note 17, Subsequent Event, for additional information regarding the tax receivable agreement.

Other
The Company recognizes advertising revenues and incurs marketing expenses from Liftoff Mobile Inc, a company in which Blackstone-affiliated funds hold a controlling interest. The Company uses TaskUs Inc., a company in which Blackstone-affiliated funds hold a controlling interest, for moderator services. The Company recognizes consulting expenses payable to Blackstone Management Partners L.L.C., an affiliate of Blackstone.
Note 15 - Segment and Geographic Information
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
Revenue by major geographic region is based upon the location of the customers who receive the Company's services. The information below summarizes revenue by geographic area, based on customer location (in thousands):

	Three Months Ended September 30, 2025		Three Months Ended September 30, 2024		Nine Months Ended September 30, 2025		Nine Months Ended September 30, 2024
United States	$106,223	43%	$128,968	47%	$331,304	45%	$394,030	49%
Rest of the world	139,940	57%	144,637	53%	410,189	55%	415,965	51%
Total	$246,163	100%	$273,605	100%	$741,493	100%	$809,995	100%
The United States is the only country with revenues of 10% or more of the Company's total revenue for the three and nine months ended September 30, 2025 and 2024.
As the Company operates its business under one segment, there is no difference between its segment assets and the total consolidated assets. The information below summarizes property and equipment, net by geographic area (in thousands):

	September 30, 2025	December 31, 2024
United Kingdom	$2,517	$3,472
United States	2,115	2,021
Czech Republic	2,085	2,030
Rest of the world	530	972
Total	$7,247	$8,495
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
These actions frequently seek putative damages that may significantly exceed our assessment of any reasonably possible loss from the resolution of such actions. We record a liability for legal claims when the Company determines that a loss is probable and the amount can be reasonably estimated, and, if the liability is material, we disclose the amount of the liability reserved. Except as otherwise disclosed below, while it is reasonably possible that a loss for a particular matter may be incurred in excess of recorded amounts as of September 30, 2025, a reasonable estimate of the amount or range of possible loss in excess of amounts already accrued cannot be made at this time.

These matters are subject to inherent uncertainties and it is possible that an unfavorable outcome of one or more of these legal proceedings or other contingencies could have a material impact on the business, financial condition, or results of operations of the Company.
Proceedings Related to the September 2021 Secondary Public Stock Offering (the “SPO”)
In 2022 and 2023, six shareholder derivative complaints were filed in the United States District Court for the Southern District of New York, United States District Court for the District of Delaware and Delaware Court of Chancery against the Company and certain directors and officers alleging that the Registration Statement and prospectus used for the SPO contained false and misleading statements or omissions by failing to disclose certain information concerning Bumble and Badoo app paying users and related trends and issues with the Badoo app payment platform, and that as a result of the foregoing, Bumble’s business metrics and financial prospects were not as strong as represented in the SPO Registration Statement and prospectus. In July 2023, two of these shareholder derivative complaints were voluntarily dismissed. In August 2023, the United States District Court for the District of Delaware ordered the two remaining federal court shareholder derivative complaints to be consolidated under the caption In Re Bumble Inc. Stockholder Derivative Litigation. An amended consolidated complaint was filed in August 2023 alleging violations of Section 14(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder, and Section 29(b) of the Exchange Act, as well as for breach of fiduciary duty, waste, and unjust enrichment against, among others, management, our Board of Directors and Blackstone. In March 2023, the Delaware Court of Chancery consolidated the two other state court shareholder derivative complaints under the caption In re Bumble Inc. Stockholder Derivative Litigation. In April 2023, the plaintiffs filed a consolidated complaint that asserted claims for breach of fiduciary duty and unjust enrichment against, among others, management, our Board of Directors, and Blackstone.
In August 2023, Bumble received litigation demands from counsel representing the purported Bumble shareholders who filed the voluntarily dismissed derivative actions in the U.S. District Court for the District of Delaware. Both litigation demands were directed to our Board of Directors and contained factual allegations involving the September 2021 SPO that were generally consistent with those in the derivative litigation filed in state and federal court.
In November 2023, Bumble formed a Special Litigation Committee (“SLC”) to investigate the claims at-issue in the In Re Bumble Inc. Stockholder Derivative Litigation pending in the United States District Court for the District of Delaware, the In Re Bumble Inc. Stockholder Derivative Litigation pending in the Delaware Court of Chancery, and the litigation demands. In July 2024, the SLC submitted a report of its factual findings and legal analysis, determining that dismissing the litigation would best serve the interests of the Company and its stockholders. The SLC informed counsel for the shareholders who brought litigation demands of its findings. The SLC also moved to terminate and dismiss with prejudice the litigation pending in the Delaware Court of Chancery, and the Court granted that motion in July 2025 dismissing the action with prejudice. No appeal was filed. Subsequently, the SLC filed an unopposed motion in the United States District Court for the District of Delaware to dismiss the litigation in light of the Delaware Court of Chancery’s decision to grant the SLC’s motion to terminate. The United States Court for the District of Delaware granted the motion to dismiss, terminating the action with prejudice.
Proceedings Related to the California Unruh Civil Rights Act (the "Unruh Act")
Between April 2024 and August 2025, the Company was involved in litigation alleging that Bumble’s “women message first” feature violates the Unruh Act. The matter was resolved and dismissed with prejudice in August 2025 pursuant to a confidential settlement agreement. The settlement did not have a material impact on the Company’s financial condition or results of operations.
Other Proceedings
From time to time, the Company is subject to patent litigations asserted by non-practicing entities.
Legal expenses are included in “General and administrative expense” in the accompanying unaudited condensed consolidated statements of operations. As of September 30, 2025 and December 31, 2024, the Company determined that provisions of $0.4 million and nil, respectively, reflect our best estimate of any probable future obligation for the Company’s litigations. During the three and nine months ended September 30, 2025, the Company paid $0.3 million to settle litigation matters, which amount is accordingly no longer reflected in the provision as of September 30, 2025.
Purchase Commitments
The Company is committed to pay a minimum of $9.5 million over a period of 12 months beginning November 2024 to one of our third-parties related to cloud services. If at the end of the 12 months, or upon early termination, the Company has not reached $9.5 million in spend, the Company will be required to pay for the difference between the sum of fees already incurred and the minimum commitment. As of September 30, 2025, the minimum commitment remaining with this third-party was $0.5 million. In addition, the Company is committed to pay a total of approximately $12.4 million over a period of 36 months beginning October 2024 to another third-party related to cloud services. At the end of the 36 months, or upon early termination, any unused consumption capacity will expire unless a renewal agreement is executed. As of September 30, 2025, the total commitment fee remaining with this third-party was $8.8 million.
Note 17 - Subsequent Event
On November 5, 2025 (the “Effective Date”), the Company, certain investment vehicles affiliated with Blackstone Inc. and certain investment vehicles affiliated with Whitney Wolfe Herd entered into Amendment No. 1 to the Tax Receivable Agreement (the “TRA Amendment”). The TRA Amendment amends the Tax Receivable Agreement to provide for one-time settlement payments (collectively, the “Settlement Payment”) in a gross amount of approximately $186.0 million as consideration for the complete and full termination of the Company’s payment obligations (past, current and future) under the Tax Receivable Agreement and the relinquishing of all payment rights (past, current and future) of the TRA Parties (as defined in the Tax Receivable Agreement) under the Tax Receivable agreement (the payment of the Settlement Payment and the consummation of the other transactions contemplated by the TRA Amendment, the “TRA Buyout”).

In connection with the TRA Buyout, immediately prior to the TRA Amendment, Blackstone and certain investment vehicles affiliated with Blackstone elected to exchange all of the Common Units of Bumble Holdings held by such entities for the Company's Class A common stock pursuant to the terms and conditions of the Exchange Agreement, dated as of February 10, 2021, by and among the Company, Bumble Holdings and the holders of Common Units party thereto and the Second Amended and Restated Limited Partnership Agreement of Bumble Holdings, dated as of February 10, 2021.

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
Overview
We provide online dating and social networking applications through free, subscription and in-app purchases of products servicing North America, Europe and various other countries around the world. Bumble operates a family of apps, including Bumble, BFF and Badoo. Bumble app, launched in 2014, is one of the first dating apps built with women at the center, where women make the first move. Bumble app is a leader in the online dating sector across several countries, including the United States, the United Kingdom, Australia and Canada. Badoo app, launched in 2006, was one of the pioneers of web and mobile free-to-use dating products. Badoo app’s focus is to make finding meaningful connections easy, fun and accessible for a mainstream global audience. Badoo app continues to be a market leader in several countries in Europe and Latin America. Building on the BFF mode in Bumble app, in July 2023, we officially launched a standalone Bumble For Friends app, which we re-launched in September 2025 as BFF, our dedicated app for friend-finding, group connections and community-building, powered in part by the integration of Geneva, which we acquired in July 2024. As part of our strategic priorities, we decided to discontinue our operation of the Fruitz and Official apps. During the second quarter of 2025, we shut down the Official app. In July 2025, we completed the sale of our subsidiary, Flashgap SAS (popularly known as Fruitz app).
Quarter ended September 30, 2025 Consolidated Results
For the three months ended September 30, 2025 and 2024, we generated:
•Total revenue of $246.2 million and $273.6 million, respectively;
•Bumble App Revenue of $198.8 million and $220.2 million, respectively;
•Badoo App and Other Revenue of $47.4 million and $53.4 million, respectively;
•Net earnings was $51.6 million, or 21.0% of revenue, compared to net loss of $849.3 million, or (310.4)% of revenue, which included an $892.2 million impairment loss; and
•Adjusted EBITDA of $83.1 million and $82.6 million, respectively, representing Adjusted EBITDA margins of 33.7% and 30.2%, respectively.
Year-to-Date ended September 30, 2025 Consolidated Results
For the nine months ended September 30, 2025 and 2024, we generated:
•Total revenue of $741.5 million and $810.0 million, respectively;
•Bumble App Revenue of $602.0 million and $653.9 million, respectively;
•Badoo App and Other Revenue of $139.5 million and $156.1 million, respectively;
•Net loss was $295.5 million, or (39.9)% of revenue, which included a $408.5 million impairment loss, compared to net loss of $777.7 million, or (96.0)% of revenue, which included an $892.2 million impairment loss; and
•Adjusted EBITDA of $242.1 million and $231.6 million, respectively, representing Adjusted EBITDA margins of 32.6% and 28.6%, respectively;
•Net cash provided by operating activities of $191.3 million and $128.8 million, respectively, and operating cash flow conversion of * and *, respectively; and
•Free cash flow of $182.4 million and $122.7 million, respectively, representing free cash flow conversion of 75.3% and 53.0%, respectively.
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
The following metrics were calculated excluding paying users of and revenue generated from Official, advertising, partnerships and affiliates. Although Bumble For Friends app was relaunched as BFF in September 2025, the Company continues to generate revenue from the legacy Bumble For Friends app. As of September 30, 2025, BFF app has not generated any revenue and therefore is excluded from our key operating metrics.

(In thousands, except ARPPU)	Three Months Ended September 30, 2025	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2025	Nine Months Ended September 30, 2024
Bumble App Paying Users	2,344.1	2,869.3	2,517.4	2,805.5
Badoo App and Other Paying Users	1,230.8	1,386.2	1,271.5	1,334.0
Total Paying Users	3,574.9	4,255.5	3,789.0	4,139.5
Bumble App Average Revenue per Paying User	$28.27	$25.58	$26.57	$25.90
Badoo App and Other Average Revenue per Paying User	$11.91	$12.03	$11.39	$12.10
Total Average Revenue per Paying User	$22.64	$21.17	$21.48	$21.45

(In thousands, except per share data and percentages)	Three Months Ended September 30, 2025	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2025	Nine Months Ended September 30, 2024
Condensed Consolidated Statements of Operations Data:
Revenue	$246,163	$273,605	741,493	809,995
Net earnings (loss)	51,645	(849,259)	(295,507)	(777,700)
Net earnings (loss) attributable to Bumble Inc. shareholders	37,338	(613,199)	(202,962)	(561,187)
Net earnings (loss) per share attributable to Bumble Inc. shareholders
Basic earnings (loss) per share	$0.34	$(5.11)	$(1.97)	$(4.53)
Diluted earnings (loss) per share	$0.33	$(5.11)	$(1.97)	$(4.53)

(In thousands)	September 30, 2025	December 31, 2024
Condensed Consolidated Balance Sheets Data:
Total assets	$2,192,852	$2,524,887
Cash and cash equivalents	307,883	204,319
Long-term debt, net including current maturities	589,352	617,096
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
Growth Strategy
As previously disclosed, we are in the process of implementing a new strategy and transformation plan intended to deliver durable member value and drive long-term sustainable revenue. As part of this strategy, we are focusing on fostering a vibrant and healthy membership base, improving the member experience through product innovation, including increased use of artificial intelligence in our product and in the optimization of our operations, modernizing our technology to better deliver product innovation, and evolving our revenue strategy to ensure we deliver value at every step of our members’ journey. To align with these priorities, we have (a) strategically shifted away from paid member acquisition in favor of brand and organic investment and (b) limited performance marketing to targeted usage aimed at acquiring quality members who we believe will be additive to the health of our membership base. As we address these areas of focus, our member growth and success in attracting new members, member engagement and monetization may be negatively impacted. In addition, efforts to improve the health of our membership base, including trust and safety initiatives, such as the removal of bad actors from our apps, and strategically reducing paid performance marketing for member acquisition, have recently and may continue to adversely affect revenue and paying users in the short term. Furthermore, if we do not successfully implement our new strategy, our business, financial condition and results of operations could be materially adversely affected.
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
Share Repurchase Program
We have a share repurchase program whereby our Board of Directors has authorized us to repurchase up to $450.0 million in Class A common stock. There were no share repurchases during the three months ended September 30, 2025. During the nine months ended September 30, 2025, we repurchased 4.7 million shares of Class A common stock for $28.7 million, excluding excise tax obligations. During the three months ended September 30, 2024, we repurchased 14.2 million shares of Class A common stock for $89.7 million, excluding excise tax obligations. During the nine months ended September 30, 2024, we repurchased 19.5 million shares of Class A common stock and 2.0 million Common Units for $174.1 million, excluding excise tax obligations. As of September 30, 2025, a total of $50.1 million remained available for repurchase under the repurchase program.

For additional information, see Note 2, Summary of Selected Significant Accounting Policies —Share Repurchase Program, Note 14, Related Party Transactions — Share Repurchase, to our unaudited condensed consolidated financial statements included in Part I, “Item 1 – Financial Statements (Unaudited)” of this Quarterly Report on Form 10-Q.
Tax Receivable Agreement
In connection with certain reorganization transactions and our initial public offering (“IPO”), we entered into a tax receivable agreement with certain of our pre-IPO owners that provides for the payment by the Company to such pre-IPO owners of 85% of the benefits that the Company realizes, or is deemed to realize, as a result of the Company's allocable share of existing tax basis acquired in our IPO and other tax benefits related to entering into the tax receivable agreement. The payments that we may be required to make under the tax receivable agreement to the pre-IPO owners may be significant and are dependent upon future taxable income. During the nine months ended September 30, 2025, our tax receivable agreement liability increased by a net $2.4 million due to the following: (1) a decrease of $16.0 million for a tax receivable agreement payment and (2) a decrease of $1.0 million related to share repurchases in the first quarter of 2025, offset by (3) a net $19.4 million increase primarily related to exchanges with certain stockholders affiliated with Blackstone and the Founder during 2025.
For additional information, see “Risk Factors—Bumble Inc. will be required to pay certain of our pre-IPO owners for most of the benefits relating to tax depreciation or amortization deductions that we may claim as a result of Bumble Inc.’s allocable share of existing tax basis acquired in the IPO, Bumble Inc.’s increase in its allocable share of existing tax basis and anticipated tax basis adjustments we receive in connection with sales or exchanges of Common Units (including Common Units issued upon conversion of vested Incentive Units) in connection with or after the IPO and our utilization of certain tax attributes of the Blocker Companies”, “Risk Factors—In certain cases, payments under the tax receivable agreement may be accelerated and/or significantly exceed the actual benefits Bumble Inc. realizes in respect of the tax attributes subject to the tax receivable agreement.” in each case, in Part I, “Item 1A—Risk Factors” of our 2024 Form 10-K, and Note 4, Payable to Related Parties Pursuant to a Tax Receivable Agreement and Note 17, Subsequent Event, to our unaudited condensed consolidated financial statements included in Part I, “Item 1 – Financial Statements (Unaudited)” of this Quarterly Report on Form 10-Q.
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
During the three months ended September 30, 2024, we identified potential impairment triggering events related to our indefinite-lived assets, long-lived assets and definite-lived intangible assets, and goodwill. These triggering events included our revised 2024 outlook and a decrease in our stock price and market capitalization that was sustained during the third quarter of 2024. As a result, we performed an interim impairment test. Based on the results of the test, we recognized impairment charges of $670.3 million for indefinite-lived intangible assets, $24.7 million for the Fruitz asset group and $197.2 million for goodwill during the three months ended September 30, 2024.
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
For additional information, see Note 2, Summary of Selected Significant Accounting Policies—Goodwill, Indefinite-lived Intangible Assets and Long-lived Assets and Definite-lived Intangible Assets, Note 5, Goodwill and Intangible Assets, Net, and Note 6, Sale of a Business to our unaudited condensed consolidated financial statements included in Part I, “Item 1 – Financial Statements (Unaudited)” of this Quarterly Report on Form 10-Q.

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
Restructuring
In June 2025, we announced our decision to reduce our global workforce (the “2025 Restructuring Plan”) by approximately 240 roles, representing approximately 30% of our employees, as we realign our operating structure to optimize execution on our strategic priorities. As a result, we expect to incur approximately $13.0 million to $18.0 million of total non-recurring charges through the first quarter of 2026, consisting primarily of employee severance, benefits, and related charges for impacted employees.
In February 2025, we announced our decision to discontinue our operation of the Fruitz and Official apps. The Official app was discontinued during the second quarter of 2025 and Fruitz was sold to a third party in July 2025. We incurred approximately $1.4 million of expenses through the third quarter of 2025, primarily related to employee severance, benefits and related charges for impacted employees.
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
Other income (expense), net
Other income (expense), net consists of insurance reimbursement proceeds, impacts from foreign exchange transactions, tax receivable agreement liability remeasurement (benefit) expense, sub-lease income, investments in equity securities and gain (loss) on sale of businesses.
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

Results of Operations
The following table sets forth our unaudited condensed consolidated statement of operations information for the periods presented:

(In thousands)	Three Months Ended September 30, 2025	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2025	Nine Months Ended September 30, 2024
Revenue	$246,163	$273,605	$741,493	$809,995
Operating costs and expenses:
Cost of revenue	69,219	79,552	216,910	240,882
Selling and marketing expense	32,760	63,549	124,586	194,728
General and administrative expense	46,270	33,251	104,060	90,436
Product development expense	29,614	24,880	96,628	76,602
Depreciation and amortization expense	4,642	18,312	20,858	52,542
Impairment loss	—	892,248	408,486	892,248
Total operating costs and expenses	182,505	1,111,792	971,528	1,547,438
Operating earnings (loss)	63,658	(838,187)	(230,035)	(737,443)
Interest expense, net	(10,641)	(9,809)	(32,949)	(27,809)
Other income (expense), net	8,128	2,898	(10,546)	3,815
Income (loss) before income taxes	61,145	(845,098)	(273,530)	(761,437)
Income tax provision	(9,500)	(4,161)	(21,977)	(16,263)
Net earnings (loss)	51,645	(849,259)	(295,507)	(777,700)
Net earnings (loss) attributable to noncontrolling interests	14,307	(236,060)	(92,545)	(216,513)
Net earnings (loss) attributable to Bumble Inc. shareholders	$37,338	$(613,199)	$(202,962)	$(561,187)
The following table sets forth our unaudited condensed consolidated statement of operations information as a percentage of revenue for the periods presented:

	Three Months Ended September 30, 2025	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2025	Nine Months Ended September 30, 2024
Revenue	100.0%	100.0%	100.0%	100.0%
Operating costs and expenses:
Cost of revenue	28.1%	29.1%	29.3%	29.7%
Selling and marketing expense	13.3%	23.2%	16.8%	24.0%
General and administrative expense	18.8%	12.2%	14.0%	11.2%
Product development expense	12.0%	9.1%	13.0%	9.5%
Depreciation and amortization expense	1.9%	6.7%	2.8%	6.5%
Impairment loss	—%	326.1%	55.1%	110.2%
Total operating costs and expenses	74.1%	406.3%	131.0%	191.0%
Operating earnings (loss)	25.9%	(306.3%)	(31.0%)	(91.0%)
Interest expense, net	(4.3%)	(3.6%)	(4.4%)	(3.4%)
Other income (expense), net	3.3%	1.1%	(1.4%)	0.5%
Income (loss) before income taxes	24.8%	(308.9%)	(36.9%)	(94.0%)
Income tax provision	(3.9%)	(1.5%)	(3.0%)	(2.0%)
Net earnings (loss)	21.0%	(310.4%)	(39.9%)	(96.0%)
Net earnings (loss) attributable to noncontrolling interests	5.8%	(86.3%)	(12.5%)	(26.7%)
Net earnings (loss) attributable to Bumble Inc. shareholders	15.2%	(224.1%)	(27.4%)	(69.3%)
The following table sets forth the stock-based compensation expense, included in operating costs and expenses:

(In thousands)	Three Months Ended September 30, 2025	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2025	Nine Months Ended September 30, 2024
Cost of revenue	$(135)	$45	$213	$364
Selling and marketing expense	719	490	470	(2,328)
General and administrative expense	6,357	7,781	5,970	14,167
Product development expense	4,669	1,842	14,944	70
Total stock-based compensation expense	$11,610	$10,158	$21,597	$12,273
During the three and nine months ended September 30, 2025, stock-based compensation expense was higher compared to the same period in 2024, primarily due to lower forfeitures. Negative amounts represent expense reversals associated with forfeitures that exceeded expenses recognized during the periods presented.

Comparison of the Three and Nine Months Ended September 30, 2025 and 2024
Revenue

	Three Months Ended September 30, 2025	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2025	Nine Months Ended September 30, 2024
Bumble App	$198,799	$220,188	$602,001	$653,928
Badoo App and Other	47,364	53,417	139,492	156,067
Total Revenue	$246,163	$273,605	$741,493	$809,995
Total Revenue was $246.2 million for the three months ended September 30, 2025, compared to $273.6 million for the same period in 2024. The decrease was primarily driven by a decline in Total Paying Users, partially offset by an increase in Total Average Revenue per Paying User and favorable fluctuations in foreign currency exchange rates.
Bumble App Revenue was $198.8 million for the three months ended September 30, 2025, compared to $220.2 million for the same period in 2024. This decrease was primarily driven by an 18.3% decline in Bumble App Paying Users to 2.3 million, partially offset by a 10.5% increase in Bumble App ARPPU to $28.27 and favorable fluctuations in foreign currency exchange rates.
Badoo App and Other Revenue was $47.4 million for the three months ended September 30, 2025, compared to $53.4 million for the same period in 2024. This decrease was primarily driven by a 11.2% decline in Badoo App and Other Paying Users to 1.2 million and a 1.0% decline in Badoo App and Other ARPPU to $11.91, which were partially attributable to the sale of Fruitz in July 2025. These declines were partially offset by favorable fluctuations in foreign currency exchange rates.
Total Revenue was $741.5 million for the nine months ended September 30, 2025, compared to $810.0 million for the same period in 2024. The decrease was primarily driven by a decline in Total Paying Users.
Bumble App Revenue was $602.0 million for the nine months ended September 30, 2025, compared to $653.9 million for the same period in 2024. This decrease was primarily driven by a 10.3% decline in Bumble App Paying Users to 2.5 million and unfavorable fluctuations in foreign currency exchange rates, partially offset by a 2.6% increase in Bumble App ARPPU to $26.57.
Badoo App and Other Revenue was $139.5 million for the nine months ended September 30, 2025, compared to $156.1 million for the same period in 2024. This decrease was primarily driven by a 4.7% decline in Badoo App and Other Paying Users to 1.3 million, a 5.9% decline in Badoo App and Other ARPPU to $11.39, partially offset by favorable fluctuations in foreign currency exchange rates.
Cost of revenue

(In thousands, except percentages)	Three Months Ended September 30, 2025	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2025	Nine Months Ended September 30, 2024
Cost of revenue	$69,219	$79,552	$216,910	$240,882
Percentage of revenue	28.1%	29.1%	29.3%	29.7%
Cost of revenue for the three months ended September 30, 2025 decreased by $10.3 million, or 13.0%, compared to the same period in 2024. Cost of revenue for the nine months ended September 30, 2025 decreased by $24.0 million, or 10.0%, compared to the same period in 2024. The decreases in cost of revenue for the three and nine months ended September 30, 2025 were driven primarily by decreases in in-app purchase fees due to lower revenue.
As a percentage of revenue, cost of revenue decreased for the three and nine months ended September 30, 2025 as compared to the same period in 2024. The decrease for the three months ended September 30, 2025 as compared to the same period in 2024 was due to the reduction in Apple fees as a result of opting into Apple’s European Union terms in the first quarter of 2025, as well as alternate payment methods offered to iPhone Operating System members, partially offset by increased fraud prevention expenses. The decrease for the nine months ended September 30, 2025 as compared to the same period in 2024 was primarily due to the reduction in Apple fees as a result of opting into Apple's European Union terms in the first quarter of 2025.

Selling and marketing expense

(In thousands, except percentages)	Three Months Ended September 30, 2025	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2025	Nine Months Ended September 30, 2024
Selling and marketing expense	$32,760	$63,549	$124,586	$194,728
Percentage of revenue	13.3%	23.2%	16.8%	24.0%
Selling and marketing expense for the three months ended September 30, 2025 decreased by $30.8 million, or 48.4%, compared to the same period in 2024, primarily due to a $28.7 million decrease in marketing costs.
Selling and marketing expense for the nine months ended September 30, 2025 decreased by $70.1 million, or 36.0%, compared to the same period in 2024. The change was primarily due to a $64.5 million decrease in marketing costs and a $6.9 million decrease in personnel costs from restructuring-related headcount reductions, partially offset by a $2.1 million increase in stock-based compensation driven by higher restructuring-related forfeitures in the 2024 period.
The decrease in marketing expense in the three and nine months ended September 30, 2025 was primarily due to our decision to remove certain planned spend during the second quarter of 2025, in particular on non-organic channels. These reductions reflect our strategic shift away from paid member acquisition and performance marketing in favor of brand and organic investment.
General and administrative expense

(In thousands, except percentages)	Three Months Ended September 30, 2025	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2025	Nine Months Ended September 30, 2024
General and administrative expense	$46,270	$33,251	$104,060	$90,436
Percentage of revenue	18.8%	12.2%	14.0%	11.2%
General and administrative expense for the three months ended September 30, 2025 increased by $13.0 million, or 39.2%, compared to the same period in 2024, primarily driven by $12.6 million of indirect taxes recorded in the 2025 period.
General and administrative expense for the nine months ended September 30, 2025 increased by $13.6 million, or 15.1%, compared to the same period in 2024. The change was primarily driven by a $19.9 million unfavorable fluctuation in changes in fair value of the contingent earn-out liabilities and $12.6 million of indirect taxes recorded in in the 2025 period, partially offset by a $8.2 million decrease in stock-based compensation primarily due to the departure of officers in the first half of 2025, a $4.8 million decrease in legal and professional fees, a $4.5 million decrease in personnel costs from restructuring-related headcount reductions and a $0.8 million decrease in restructuring costs.
Indirect taxes recorded in the three and nine months ended September 30, 2025 period include cumulative adjustment of $11.6 million and $9.2 million, respectively, related to certain indirect tax obligations in the prior years. See Note 1, Organization and Basis of Presentation to our unaudited condensed consolidated financial statements included in Part I, “Item 1 – Financial Statements (Unaudited)” of this Quarterly Report on Form 10-Q for additional information on the cumulative adjustment to indirect taxes.
Product development expense

(In thousands, except percentages)	Three Months Ended September 30, 2025	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2025	Nine Months Ended September 30, 2024
Product development expense	$29,614	$24,880	$96,628	$76,602
Percentage of revenue	12.0%	9.1%	13.0%	9.5%
Product development expense in the three months ended September 30, 2025 increased by $4.7 million, or 19.0%, compared to the same period in 2024. The change was primarily driven by a $2.7 million increase in stock-based compensation due to equity awards granted in 2025 and a $1.4 million increase in subscription expense.
Product development expense in the nine months ended September 30, 2025 increased by $20.0 million, or 26.1%, compared to the same period in 2024. The change was primarily driven by a $14.5 million increase in stock-based compensation due to equity awards granted in 2025 and higher restructuring-related forfeitures in the 2024 period, as well as a $3.9 million increase in subscription expense.

Depreciation and amortization expense

(In thousands, except percentages)	Three Months Ended September 30, 2025	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2025	Nine Months Ended September 30, 2024
Depreciation and amortization expense	$4,642	$18,312	$20,858	$52,542
Percentage of revenue	1.9%	6.7%	2.8%	6.5%
Depreciation and amortization expense for the three months ended September 30, 2025 decreased by $13.7 million, or 74.7%, and for the nine months ended September 30, 2025 decreased by $31.7 million, or 60.3%, compared to the same periods in 2024. The decreases in depreciation and amortization expense for the three and nine months ended September 30, 2025 were primarily driven by the full amortization of Bumble and Badoo's developed technology in February 2025.
Impairment loss

(In thousands, except percentages)	Three Months Ended September 30, 2025	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2025	Nine Months Ended September 30, 2024
Impairment loss	$—	$892,248	$408,486	$892,248
Percentage of revenue	—%	326.1%	55.1%	110.2%
During the nine months ended September 30, 2025, we recognized impairment charges of $258.1 million for goodwill, $140.0 million for indefinite-lived intangible assets and $6.8 million for Fruitz asset held for sale and $3.6 million for the Official asset group. During the three and nine months ended September 30, 2024, we recognized impairment charges of $670.3 million for indefinite-lived intangible assets, $24.7 million for the Fruitz asset group, and $197.2 million for goodwill. For additional information, see Note 2, Summary of Selected Significant Accounting Policies—Goodwill, Indefinite-lived Intangible Assets, Long-lived Assets and Definite-lived Intangible Assets, Note 5, Goodwill and Intangible Assets, Net, and Note 6, Sale of a Business to our unaudited condensed consolidated financial statements included in Part I, “Item 1 – Financial Statements (Unaudited)” of this Quarterly Report on Form 10-Q.
Interest expense, net

(In thousands, except percentages)	Three Months Ended September 30, 2025	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2025	Nine Months Ended September 30, 2024
Interest expense, net	$(10,641)	$(9,809)	$(32,949)	$(27,809)
Percentage of revenue	(4.3)%	(3.6)%	(4.4)%	(3.4)%
Interest expense, net for the three months ended September 30, 2025 increased by $0.8 million, or 8.5%, compared to the same period in 2024, primarily driven by a $1.4 million interest expense recognized in connection with a cumulative adjustment for certain indirect taxes and a decrease in interest income on our interest rate swaps, partially offset by a decrease in interest rates on our outstanding debt under the Credit Agreement and higher investments in money market funds.
Interest expense, net for the nine months ended September 30, 2025 increased by $5.1 million, or 18.5%, compared to the same period in 2024, primarily driven by a $0.8 million interest expense recognized in connection with a cumulative adjustment for certain indirect taxes, a decrease in interest income on our interest rate swaps and a decrease in interest rates on our investments in money market funds, partially offset by a decrease in interest rates on our outstanding debt under the Credit Agreement.
See Note 1, Organization and Basis of Presentation to our unaudited condensed consolidated financial statements included in Part I, “Item 1 – Financial Statements (Unaudited)” of this Quarterly Report on Form 10-Q for additional information on the cumulative adjustment for indirect taxes.

Other income (expense), net

(In thousands, except percentages)	Three Months Ended September 30, 2025	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2025	Nine Months Ended September 30, 2024
Other income (expense), net	$8,128	$2,898	$(10,546)	$3,815
Percentage of revenue	3.3%	1.1%	(1.4%)	0.5%
Other income (expense), net for the three months ended September 30, 2025 was $8.1 million, compared to $2.9 million for the same period in 2024. Other income (expense), net for the nine months ended September 30, 2025 was $(10.5) million, compared to $3.8 million for the same period in 2024. These changes for the three and nine months ended September 30, 2025 were primarily driven by foreign currency exchange gain (loss).
Income tax provision

(In thousands, except percentages)	Three Months Ended September 30, 2025	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2025	Nine Months Ended September 30, 2024
Income tax provision	$(9,500)	$(4,161)	$(21,977)	$(16,263)
Effective tax rate	15.5%	(0.5%)	(8.0)%	(2.1%)
Income tax provision was $9.5 million for the three months ended September 30, 2025, compared to $4.2 million for the same period in 2024 and $22.0 million for the nine months ended September 30, 2025, compared to $16.3 million for the same period in 2024. The income tax provision increased year over year for both the three and nine months ended September 30, 2025 primarily due to higher foreign taxes resulting from a shift in the jurisdictional mix of earnings and an increase in the unfavorable tax effects associated with the vesting and cancellation of certain stock-based awards in 2025.

One Big Beautiful Bill Act
On July 4, 2025, H.R.1, commonly referred to as the One Big Beautiful Bill Act, was enacted in the U.S., which includes a broad range of tax reform provisions, including extending and modifying certain key Tax Cuts and Jobs Act provisions (both domestic and international), and provisions allowing accelerated tax deductions for qualified property and research expenditures. The legislation has multiple effective dates, with certain provisions effective in 2025 and others to be implemented through 2027. The enactment of the legislation did not have a material impact on our operating results for the three months and nine months ended September 30, 2025.

Pillar Two Minimum Tax
On December 20, 2021, the Organization for Economic Cooperation and Development ("OECD") released the Pillar Two model rules providing a framework for implementing a 15% minimum tax, also referred to as the Global Anti-Base Erosion ("GloBE") rules, on earnings of multinational companies with consolidated annual revenue exceeding €750 million. Pillar Two legislation has been enacted in certain jurisdictions where we operate, including the UK and certain EU member states, and is effective for our financial year beginning January 1, 2024. We have performed an assessment of our exposure to Pillar Two income taxes, including our ability to qualify for transitional safe harbor relief under the GloBE rules. While we expect to qualify for transitional safe harbor relief in most jurisdictions in which we operate, there are a limited number of jurisdictions where the transitional safe harbor is not available, including for certain entities classified as “stateless” constituent entities under the Pillar Two model rules. Our income tax provision for the three and nine months ended September 30, 2025 and September 30, 2024, includes the effects of Pillar Two minimum taxes based on currently enacted legislation and guidance. We are monitoring the implementation of Pillar Two legislation (both proposed and enacted) by individual countries, including the release of administrative guidance on the application of the GloBE rules, and will continue to evaluate the potential impact to our financial position. In addition, in January 2025, the United States issued an executive order announcing opposition to aspects of these rules. Accordingly, we are still evaluating the potential consequences of Pillar Two on our longer-term financial position.
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
The following table reconciles our non-GAAP financial measures to the most comparable GAAP financial measures for the periods presented:

(In thousands, except percentages)	Three Months Ended September 30, 2025	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2025	Nine Months Ended September 30, 2024
Net earnings (loss)	$51,645	$(849,259)	$(295,507)	$(777,700)
Add back:
Income tax provision	9,500	4,161	21,977	16,263
Interest and derivative (gains) losses, net(1)	10,641	18,496	32,949	34,804
Depreciation and amortization expense	4,642	18,312	20,858	52,542
Stock-based compensation expense	11,610	10,158	21,597	12,273
Employer costs related to stock-based compensation(2)	364	441	1,553	2,390
Litigation costs, net of insurance reimbursements(3)	2,870	959	4,955	9,695
Foreign exchange (gain) loss(4)	(7,667)	(12,143)	10,387	(11,515)
Restructuring costs(5)	1,191	582	14,579	20,355
Transaction and other costs(6)	59	583	1,644	1,297
Changes in fair value of contingent earn-out liability	(1,596)	(2,689)	(2,177)	(22,032)
Changes in fair value of investments in equity securities	—	(20)	58	26
Tax receivable agreement liability remeasurement expense(7)	(186)	721	700	951
Impairment loss(8)	—	892,248	408,486	892,248
Adjusted EBITDA	$83,073	$82,550	$242,059	$231,597
Net earnings (loss) margin	21.0%	(310.4%)	(39.9)%	(96.0%)
Adjusted EBITDA margin	33.7%	30.2%	32.6%	28.6%

Net cash provided by operating activities			$191,300	$128,839
Less:
Capital expenditures			(8,945)	(6,150)
Free cash flow			$182,355	$122,689
Operating cash flow conversion			*	*
Free cash flow conversion			75.3%	53.0%
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
(4)Represents foreign exchange (gain) loss due to foreign currency transactions.
(5)Represents costs associated with discontinuing the operations of the Fruitz and Official apps and the 2025 and 2024 Restructuring Plans, such as severance, benefits and other related costs.
(6)Represents transaction and other costs primarily related to acquisitions and divestiture of business.
(7)Represents recognized adjustments to the tax receivable agreement liability.
(8)Represents impairment charges to the Official asset group in the first quarter of 2025, and to indefinite lived-intangible assets, goodwill and Fruitz asset held for sale in the second quarter of 2025.

Liquidity and Capital Resources
Overview
As of September 30, 2025, we had $307.9 million of cash and cash equivalents, an increase of $103.6 million from December 31, 2024. Our principal sources of liquidity are our cash and cash equivalents and cash generated from operations. Our primary uses of liquidity are operating expenses and capital expenditures, acquisition of businesses, funding of our debt obligations and any voluntary prepayments, partnership tax distributions, paying income taxes and obligations under our tax receivable agreement and effectuating share repurchases as discussed below. Based on current conditions, we believe that we have sufficient financial resources to fund our activities and execute our business plans during the next twelve months.
We have a share repurchase program of up to $450.0 million of our outstanding Class A common stock with repurchases under the program to be made on a discretionary basis from time to time, subject to general business and market conditions and other investment opportunities, through open market purchases or other means, including privately negotiated transactions. There were no share repurchases during the three months ended September 30, 2025. During the nine months ended September 30, 2025, we repurchased 4.7 million shares of Class A common stock for $28.7 million, excluding excise tax obligations. During the three months ended September 30, 2024, we repurchased 14.2 million shares of Class A common stock for $89.7 million, excluding excise tax obligations. During the nine months ended September 30, 2024, we repurchased 19.5 million shares of Class A common stock and 2.0 million Common Units for $174.1 million, excluding excise tax obligations. As of September 30, 2025, all treasury shares were retired, and a total of $50.1 million remained available for repurchase under the repurchase program.
In August 2025, we made a $25.0 million voluntary principal payment on our Incremental Term Loan.
In June 2025, we announced our decision to reduce our global workforce by approximately 240 roles, representing approximately 30% of our employees, as we realign our operating structure to optimize execution on our strategic priorities. As a result, we expect to incur approximately $13.0 million to $18.0 million of total non-recurring charges through the first quarter of 2026, consisting primarily of employee severance, benefits, and related charges for impacted employees. In February 2025, we announced our decision to discontinue our operation of the Fruitz and Official apps. The Official app was discontinued during the second quarter of 2025 and Fruitz was sold to a third party in July 2025. We incurred approximately $1.4 million of expenses through the third quarter of 2025, primarily related to employee severance, benefits and related charges for impacted employees. On February 27, 2024, we announced the adoption of our 2024 Restructuring Plan, which reduced our global workforce. The 2024 Restructuring Plan was completed in the third quarter of 2024, and we incurred approximately $20.4 million of total non-recurring charges through the third quarter of 2024. During the nine months ended September 30, 2025 and 2024, we made cash payments of $12.6 million and $19.1 million, respectively, in connection with our restructuring activities.
On November 5, 2025, (the “Effective Date”), the Company, certain investment vehicles affiliated with Blackstone Inc. and certain investment vehicles affiliated with Whitney Wolfe Herd entered into Amendment No. 1 to the Tax Receivable Agreement (the “TRA Amendment”). The TRA Amendment amends the Tax Receivable Agreement to provide for one-time settlement payments (collectively, the “Settlement Payment”) in a gross amount of approximately $186.0 million as consideration for the complete and full termination of the Company’s payment obligations (past, current and future) under the Tax Receivable Agreement and the relinquishing of all payment rights (past, current and future) of the TRA Parties (as defined in the Tax Receivable Agreement) under the Tax Receivable agreement (the payment of the Settlement Payment and the consummation of the other transactions contemplated by the TRA Amendment, the “TRA Buyout”). The Company intends to pay the approximately $186.0 million Settlement Payment using cash on hand. The Company is evaluating the final tax and accounting effects of the transaction, including the timing and amount of any future tax deductions. For further information related to the TRA Amendment, refer to Note 17, Subsequent Event, to the unaudited condensed consolidated financial statements included in “Item 1 - Financial Statements (Unaudited).”

Cash Flow Information
The following table summarizes our unaudited condensed consolidated cash flow information for the periods presented:

(In thousands)	Nine Months Ended September 30, 2025	Nine Months Ended September 30, 2024
Net cash provided by (used in):
Operating activities	$191,300	$128,839
Investing activities	(8,945)	(23,585)
Financing activities	(79,894)	(207,749)

Operating activities
Net cash provided by operating activities was $191.3 million and $128.8 million, respectively, in the nine months ended September 30, 2025 and 2024, which was driven by net loss of $(295.5) million and $(777.7) million, non-cash adjustments of $477.3 million and $938.2 million, and changes in assets and liabilities of $9.5 million and $(31.7) million in the nine months ended September 30, 2025 and 2024, respectively. Changes in assets and liabilities in the nine months ended September 30, 2025 and 2024 consisted primarily of: changes in accrued expenses and other current liabilities of $2.4 million and $(3.7) million, respectively, driven by marketing spend, certain indirect tax obligations, personnel-related expenses, and tax receivable liability payments; and changes in legal liabilities of $0.4 million and $(26.0) million, respectively, driven by litigation settlement payments in the 2024 period.
Investing activities
Net cash used in investing activities related to acquisitions of intangible assets of $17.4 million during the nine months ended September 30, 2024, and capital expenditures of $8.9 million and $6.2 million for the nine months ended September 30, 2025 and 2024, respectively.
Financing activities
Net cash used in financing activities was $79.9 million and $207.7 million in the nine months ended September 30, 2025 and 2024, respectively. During the nine months ended September 30, 2025, we used $28.7 million for share repurchases of our Class A common stock, $5.2 million for cash distribution payments to the noncontrolling interest holders and $8.9 million for tax receivable agreement payments. During the nine months ended September 30, 2024, we used $151.8 million for share repurchases of our Class A common stock, $7.9 million for cash distribution payments to the noncontrolling interest holders, $11.9 million for tax receivable agreement payments, and Bumble Holdings used $22.2 million for the repurchase of Common Units. During the nine months ended September 30, 2025 and 2024, we used $7.8 million and $9.6 million, respectively, for shares withheld to satisfy employee tax withholding requirements upon vesting of restricted stock units. During each of the nine months ended September 30, 2025 and 2024, we used $4.3 million to repay a portion of the outstanding indebtedness under our Original Term Loan. In addition, during the nine months ended September 30, 2025, we made a $25.0 million voluntary principal payment on our Incremental Term Loan.
Indebtedness
Credit Agreement
We and certain of our wholly owned subsidiaries, including Buzz Finco LLC (the “Borrower”) are party to a credit agreement (as amended, the “Credit Agreement”), pursuant to which we borrowed $575.0 million through a seven-year term loan (“Original Term Loan”) and $275.0 million through a seven-year incremental term loan (the “Incremental Term Loan,” and collectively with the Original Term Loan, the “Term Loans”). In addition, the Credit Agreement provides for a $50.0 million senior secured revolving credit facility maturing on June 17, 2026 (the “Revolving Credit Facility”) and up to $25.0 million through letters of credit. The forward-looking term rate is based on the Term Secured Overnight Financing Rate (“Term SOFR”), plus a credit spread adjustment of 0.10% with respect to the Term Loans and 0.00% with respect to loans under the Revolving Credit Facility (Term SOFR plus such credit spread adjustment, “Adjusted Term SOFR”).
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

As of September 30, 2025, the outstanding balance under the Term Loans was $592.0 million. As of September 30, 2025, amounts available under the Revolving Credit Facility were $50.0 million. The Original Term Loan amortizes in equal quarterly installments in aggregate annual amounts equal to 1.00% of the principal amount of the Original Term Loan outstanding as of the date of the closing of the Original Term Loan, with the balance being payable at maturity on January 29, 2027. The Incremental Term Loan amortizes in equal quarterly installments in aggregate annual amounts equal to 1.00% of the principal amount of the Incremental Term Loan outstanding as of the date of the closing of the Incremental Term Loan, with the balance being payable at maturity on January 29, 2027. Following the $200.0 million aggregate principal payment of outstanding indebtedness during the three months ended March 31, 2021, quarterly installment payments on the Incremental Term Loan are no longer required for the remaining term of the facility. In August 2025, we made a $25.0 million voluntary principal payment on the Incremental Term Loan. Principal amounts outstanding under the Revolving Credit Facility, as amended, are due and payable in full at maturity on June 17, 2026.
Contractual Obligations and Contingencies
The following table summarizes our contractual obligations as of September 30, 2025:

	Payments due
(In thousands)	Total	Less than 1 year	More than 1 year
Long-term debt, including interest	$592,000	$5,750	$586,250
Operating lease liabilities, including imputed interest	11,527	3,800	7,727
Other (1)	19,052	13,112	5,940
Total	$622,579	$22,662	$599,917
(1) We have contractual obligations with various third parties. We are committed to pay a minimum of $9.5 million over the period of 12 months beginning November 2024 to one of our third-parties related to cloud services. If at the end of the 12 months, or upon early termination, we have not reached $9.5 million in spend, we will be required to pay for the difference between the sum of fees already incurred and the minimum commitment. As of September 30, 2025, our minimum commitment remaining with this third-party is $0.5 million. In addition, we are committed to pay a total of approximately $12.4 million over a period of 36 months beginning October 2024 to another third-party related to cloud services. At the end of the 36 months, or upon early termination, any unused consumption capacity will expire unless we enter into a renewal agreement. As of September 30, 2025, our total commitment fee remaining with this third-party was $8.8 million. The remaining contractual obligation of $9.8 million as of September 30, 2025 relates to individually immaterial contractual obligations with various other third-party service providers.
Additionally, we have the following contractual obligations not reflected in the table set forth above:
In connection with the IPO, in February 2021, we entered into a tax receivable agreement with certain of our pre-IPO owners that provides for the payment by the Company to such pre-IPO owners of 85% of the benefits that the Company realizes, or is deemed to realize, as a result of the Company’s allocable share of existing tax basis acquired in our IPO and other tax benefits related to entering into the tax receivable agreement. The payments under the tax receivable agreement are not conditioned upon continued ownership of the Company by the pre-IPO owners. The payments that we may be required to make under the tax receivable agreement to the pre-IPO owners may be significant and are not reflected in the contractual obligations table set forth above as they are dependent upon future taxable income. As of September 30, 2025, our estimated total future payments under the tax receivable agreement related to the Offering Transactions is $692.4 million. On November 5, 2025, we entered into Amendment No. 1 to the Tax Receivable Agreement, providing for a one-time approximately $186.0 million payment to fully settle and terminate all past, current, and future obligations under the agreement. For additional information, see Note 4, Payable to Related Parties Pursuant to a Tax Receivable Agreement, and Note 17, Subsequent Event, to the unaudited condensed consolidated financial statements included in “Item 1 - Financial Statements (Unaudited)” and “—Liquidity and Capital Resources—Overview” above.
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
Critical Accounting Policies and Estimates
We have discussed the estimates and assumptions that we believe are critical because they involve a higher degree of judgment in their application and are based on information that is inherently uncertain in our 2024 Form 10-K for the year ended December 31, 2024. There have been no significant changes to these accounting policies and estimates for the nine months ended September 30, 2025.

Related Party Transactions
For discussions of related party transactions, see Note 14, Related Party Transactions, to the condensed consolidated financial statements included in “Item 1 - Financial Statements (Unaudited).”
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Foreign Currency Exchange Risk
We conduct business in certain foreign markets, primarily in the United Kingdom and the European Union. For the three months ended September 30, 2025 and 2024, revenue outside of the United States accounted for 56.8% and 52.9% of consolidated revenue, respectively. For the nine months ended September 30, 2025 and 2024, revenue outside of the United States accounted for 55.3% and 51.4% of consolidated revenue, respectively. Our primary exposure to foreign currency exchange risk is the underlying paying user’s functional currency other than the U.S. Dollar, primarily the British Pound and Euro. As foreign currency exchange rates change, translation of the statements of operations of our international businesses into U.S. dollars affects year-over-year comparability of operating results. The average Euro versus the U.S. Dollar exchange rate was 7.9% and 3.2% higher in the three and nine months ended September 30, 2025 compared to the three and nine months ended September 30, 2024, respectively. The average British Pound versus the U.S. Dollar exchange rate was 5.1% and 3.4% higher in the three and nine months ended September 30, 2025 compared to the three and nine months ended September 30, 2024, respectively.
Our continued international expansion increases our exposure to exchange rate fluctuations and as a result such fluctuations could have a significant impact on our future results of operations. We performed a sensitivity analysis as of September 30, 2025 and 2024. A hypothetical 10% change in British Pound and Euro, relative to the U.S. Dollar, would have changed revenue by $18.8 million and $19.1 million for the nine months ended September 30, 2025 and 2024, respectively, with all other variables held constant. This accounts for 3% and 2% of total revenue for the nine months ended September 30, 2025 and 2024, respectively.
Beginning in the third quarter of 2025, we entered into foreign currency forward contracts to manage the volatility of cash flows from revenues transactions denominated in foreign currencies, primarily in Euro. Changes in the fair value of these foreign currency contracts are recorded as a component of Accumulated Other Comprehensive Income until the forecasted transaction occurs, at which point the related gain and losses are reclassified into earnings, As of September 30, 2025, the notional value of our foreign exchange forward contracts in U.S dollar equivalents was $57.7 million.
We performed a sensitivity analysis to determine the effects that market risk exposures may have on the fair values of our foreign currency contracts. To perform the sensitivity analysis, we assessed the risk of changes in fair values from the effect of hypothetical changes in foreign currency exchange rates. This analysis assumes a like movement by the foreign currencies in our hedge portfolio against the U.S. Dollar. As of September 30, 2025, a 10% appreciation in the value of the U.S. Dollar versus the Euro would result in a net decrease in the fair value of our derivative by $5.3 million and a 10% decline in the value of the U.S. Dollar versus the Euro would result in a net increase in the fair value of our derivatives by $6.2 million.
For additional information, see Note 10, Derivative Instruments, to the unaudited condensed consolidated financial statements included in “Item 1 - Financial Statements (Unaudited).”
Interest Rate Risk
At September 30, 2025, we had outstanding debt with a carrying value of $589.4 million. With consideration of the financial impact of our interest rate swaps, a hypothetical interest rate increase of 1% would have increased interest expense for the three and nine months ended September 30, 2025 by $0.7 million and $1.3 million, respectively, based upon the outstanding debt balances and interest rates in effect during that period.
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
For additional information, see Note 11, Debt, to the unaudited condensed consolidated financial statements included in “Item 1 - Financial Statements (Unaudited).”

Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Bumble’s management conducted an evaluation, under the supervision and with the participation of its Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and our disclosure controls and procedures (as defined by Rule 14a-15(e) and 15d-15(e) of the Exchange Act) at September 30, 2025. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time period specified in the rules and forms of the SEC, and that such information is accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Based upon the evaluation, the CEO and CFO concluded that, as a result of material weakness in our internal control identified in connection with the preparation and audit of our consolidated financial statements for the year ended December 31, 2024, the Company’s disclosure controls and procedures were not effective at September 30, 2025.
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
Changes in Internal Control over Financial Reporting
As discussed above, we are implementing our remediation plan related to the material weakness. There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings.
See Note 16, Commitments and Contingencies—Litigation, to our unaudited condensed consolidated financial statements included in Part I, “Item 1—Financial Statements (Unaudited)” of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities
We have a share repurchase program of up to $450.0 million of our outstanding Class A common stock with repurchases under the program to be made on a discretionary basis from time to time, subject to general business and market conditions and other investment opportunities, through open market purchases or other means, including privately negotiated transactions. During the third quarter of 2025, we did not purchase any shares under the program, which had remaining authorization of $50.1 million as of September 30, 2025.
Item 5. Other Information.
Appointment of Principal Accounting Officer
On November 4, 2025, the Board of Directors of the Company appointed Amy Kossover as the Company’s principal accounting officer for purposes of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), effective as of such date. Ms. Kossover succeeds Mr. Kevin D. Cook, who had previously served in the role of the Company’s principal accounting officer since joining the Company in August 2025. Following Ms. Kossover’s appointment as principal accounting officer, Mr. Cook will continue to serve as the Chief Financial Officer and the principal financial officer of the Company.
Ms. Kossover, age 63, is the Company’s Chief Accounting Officer and has more than 20 years of experience in managing financial operations, internal controls and compliance. Prior to joining the Company in April 2025, Ms. Kossover served as the Interim Corporate Controller at Warby Parker Inc., an eyewear brand, from May 2024 to November 2024. Prior to that, Ms. Kossover served 21 years at WW International, Inc. (formerly Weight Watchers International, Inc.), a global company offering weight loss and maintenance, most recently as the Senior Vice President, Chief Accounting Officer and Corporate Controller. Ms. Kossover began her career at Ernst & Young as an auditor. Ms. Kossover holds a BS in Accounting from the University at Albany and is a Certified Public Accountant in New York.
There are no arrangements or understandings between Ms. Kossover and any other person pursuant to which Ms. Kossover was appointed to serve as principal accounting officer. Ms. Kossover has no family relationship with any director or executive officer of the Company, and she has no direct or indirect material interest in any transaction required to be disclosed pursuant to Item 404(a) of Regulation S-K.
Rule 10b5-1 Trading Plans
Our officers and directors from time to time may adopt trading plans to transact in Bumble Inc. securities for reasons such as satisfying vesting-related income tax requirements, investment diversification, or other personal reasons. During the three months ended September 30, 2025, certain of our officers and directors adopted a pre-arranged stock trading plan intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act (each such plan, a “Rule 10b5-1 Plan”), as described below.
Beehive Holdings III, LP, an entity controlled by Whitney Wolfe Herd, our Chief Executive Officer, adopted a Rule 10b5-1 Plan on August 22, 2025. The plan provides for the potential exchange of up to 1,530,000 Common Units for an equivalent number of shares of Class A common stock pursuant and subject to the terms of the exchange agreement, dated as of February 10, 2021, by and among Bumble Inc., Buzz Holdings L.P. and holders of Common Units from time to time party thereto, and the associated sale of up to 1,530,000 shares of Class A common stock at certain specified limit prices. The plan is intended to sell shares of Class A common stock for personal tax and estate planning purposes.
Ann Mather, the Chair of our Board of Directors, adopted a Rule 10b5-1 Plan on September 12, 2025. Ms. Mather’s plan provides for the sale of 22,013 shares of Class A common stock to be received from the vesting of RSUs (the intent of such sale being to cover the income tax obligations related to the vesting of the RSUs) and the potential sales of up to an additional 18,260 shares of Class A common stock which are subject to specified limit prices.

Ms. Wolfe Herd’s and Ms. Mather’s plans will expire on April 27, 2026 and September 11, 2026, respectively, or upon the earlier completion of all authorized transactions under the plan or if the trading arrangement is otherwise terminated according to its terms.
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

3.1	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on February 16, 2021).
3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on February 16, 2021).
10.1	Employment Agreement, dated August 4, 2025, between Bumble Inc. and Kevin D. Cook (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 6, 2025).†
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
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

BUMBLE INC.

Date: November 7, 2025	By:	/s/ Whitney Wolfe Herd
Whitney Wolfe Herd
Chief Executive Officer

Date: November 7, 2025	By:	/s/ Kevin D. Cook
Kevin D. Cook
Chief Financial Officer