Form 10-K
period 2025-12-31
Bumble Inc.
filed 2026-03-16
CIK 1830043

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________
FORM 10-K
________________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO
Commission File Number 001-40054
________________________________________________________
Bumble Inc.
(Exact name of Registrant as specified in its Charter)
________________________________________________________

Delaware	85-3604367
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1105 West 41st Street Austin, Texas	78756
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (512) 696-1409
________________________________________________________
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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒
As of June 30, 2025, which was the last business day of the registrant’s most recently completed second fiscal quarter, the market value of the shares of the registrant’s Class A common stock held by non-affiliates of the registrant was approximately $479,397,451 based upon the closing price of $6.59 per share as reported by The Nasdaq Stock Market LLC on that date.
As of February 27, 2026, Bumble Inc. had 129,815,720 shares of Class A common stock, par value $0.01 per share, outstanding and 17 shares of Class B common stock, par value $0.01 per share, outstanding.

Auditor Firm Id:	42	Auditor Name:	Ernst & Young LLP	Auditor Location:	New York, NY, USA
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement relating to its 2026 Annual Meeting of Stockholders, or Proxy Statement, to be filed hereafter are incorporated by reference into Part III of this Annual Report on Form 10-K. Except with respect to information specifically incorporated by reference into this Annual Report, the Proxy Statement shall not be deemed to be filed as part hereof.

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
CERTAIN DEFINITIONS
As used in this Annual Report, unless otherwise noted or the context requires otherwise, the following terms have the following meanings. Our key metrics (Bumble App Paying Users, Badoo App and Other Paying Users, Total Paying Users, Bumble App Average Revenue per Paying User, Badoo App and Other Average Revenue per Paying User, and Total Average Revenue per Paying User) were calculated excluding paying users and revenue generated from Official, advertising and partnerships or affiliates. For periods prior to the fourth quarter of 2023, our key operating metrics exclude paying users and revenue generated from Fruitz; beginning in the fourth quarter of 2023 (through July 2025, when the business was sold), they include Fruitz. Although the Bumble For Friends app was relaunched as BFF in the United States in September 2025, the Company continues to generate revenue from the legacy Bumble For Friends app. As of December 31, 2025, BFF app has not generated any revenue and therefore is excluded from our key operating metrics.
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
•“Co-Investor” refers to an affiliate of Accel Partners LP.
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
•“Geneva” refers to Geneva Technologies, Inc., which Bumble acquired on July 1, 2024.
•“High Vote Termination Date” means the earlier to occur of (i) seven years from the closing of the IPO and (ii) the date the parties to the stockholders agreement cease to own in the aggregate 7.5% of the outstanding shares of Class A common stock, assuming exchange of all Common Units.
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
•“Incentive Unitholders” refers collectively to our Continuing Incentive Unitholders and eligible service providers that received Incentive Units at the time of the IPO in connection with such individual’s employment or service.

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
•“Pre-IPO Common Unitholders” refer to pre-IPO owners that hold Common Units following the Reclassification.
•“Pre-IPO owners” refer to our Founder, our Sponsor, Co-Investor and management and other equity holders who were the owners of Bumble Holdings immediately prior to the Offering Transactions.
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
•If we fail to retain existing members or add new members, or if our members decrease their level of engagement with our products or do not convert to paying users, our revenue, financial results and business may be significantly harmed.
•The dating industry is highly competitive, with low switching costs and a consistent stream of new products and entrants, and innovation by our competitors, such as the use of artificial intelligence, may disrupt our business.
•Distribution and marketing of, and access to, our products depends, in significant part, on a variety of third-party publishers and platforms. If these third parties limit, prohibit or otherwise interfere with or change the terms of the distribution, use or marketing of our products in any material way, it could materially adversely affect our business, financial condition and results of operations.
•Access to our products depends on mobile app stores and other third parties such as data center service providers, as well as third-party cloud infrastructure and service providers, payment aggregators, computer systems, internet transit providers and other communications systems and service providers, and such third-parties may take actions that limit, prohibit or eliminate our ability to distribute or update our applications, or increase the costs to do so.
•Our future success depends on the continuing efforts of our key employees and our ability to attract and retain highly skilled personnel and senior management and maintain our culture, including as a result of our restructuring.
•If we are not able to maintain the value and reputation of our brands, our ability to expand our base of members may be impaired, and our business and financial results may be harmed.
•Changes to our existing brands and products, or the introduction or acquisition of new brands or products, could fail to attract or retain members or generate revenue and profits.
•We operate in various international markets, including certain markets in which we have limited experience, and some of our brands continue to seek to increase their international scope. As a result, we face additional risks in connection with certain of our international operations.
•Security breaches, improper access to or disclosure of our data or member data, other hacking and phishing attacks on our systems, or other cyber incidents could compromise the confidentiality and/or availability of sensitive information related to our business and/or personal data processed by us or on our behalf and expose us to liability, which could harm our reputation and materially adversely affect our business.
•If the security of personal and confidential or sensitive member information that some of our partners maintain and store is breached, or otherwise accessed by unauthorized persons, it may be costly to remediate such a breach and our reputation could be harmed.
•We use and intend to further use AI in our business, and challenges with properly managing its use could result in reputational harm, competitive harm, legal liability and other material adverse effects on our business, financial condition and results of operations.
•We are subject to a number of risks related to payment card transactions, including data security breaches and fraud that we or third parties experience or additional regulation, any of which could materially adversely affect our business, financial condition and results of operations.
•If we are unable to obtain, maintain, protect and enforce intellectual property rights and successfully defend against claims of infringement, misappropriation or other violations of third-party intellectual property, it could materially adversely impact our business, financial condition and results of operations.
•Our business is subject to complex and evolving U.S. and international laws and regulations. Many of these laws and regulations are subject to change and uncertain interpretation, and could result in claims, changes to our business practices, monetary penalties, increased cost of operations, or declines in member growth or engagement, or otherwise harm our business.
•Our substantial indebtedness could materially adversely affect our financial condition, our ability to raise additional capital to fund our operations, our ability to operate our business, our ability to react to changes in the economy or our industry, our ability to meet our obligations under our outstanding indebtedness and could divert our cash flow from operations for debt payments.
•Our Principal Stockholders control us and their interests may conflict with ours or yours in the future.
•We are a “controlled company” within the meaning of Nasdaq rules and, as a result, we qualify for exemptions from certain corporate governance requirements. If we rely on such exemptions in the future, you will not have the same protections afforded to stockholders of companies that are subject to such requirements.
•The outsized voting rights of our Principal Stockholders have the effect of concentrating voting control with our Principal Stockholders, limit or preclude your ability to influence corporate matters and may have a potential adverse effect on the price of our Class A common stock.

•We are exposed to changes in the global macroeconomic environment beyond our control, which may adversely affect consumer discretionary spending, demand for our products and services, our expenses, and our ability to execute strategic plans.
•Foreign currency exchange rate fluctuations could materially adversely affect our results of operations.
TRADEMARKS, SERVICE MARKS AND COPYRIGHTS
We own or have rights to trademarks, service marks or trade names that we use in connection with the operation of our brands including, but not limited to, Bumble, Bumble For Friends and Badoo. In addition, our names, logos, website domain names and addresses are our service marks or trademarks. Trademarks, service marks, trade names and copyrighted materials appearing in this Annual Report that are not owned by or licensed to us are the property of their respective owners. We do not intend our use or display of other companies’ trademarks, service marks, trade names, or copyrighted materials to imply a relationship with, endorsement or sponsorship of us by, any other companies.
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

PART I
Item 1. Business
Who We Are
Bumble’s mission is to bring people closer to love. Our platform of apps enables people to connect and build healthy and equitable relationships on their own terms. We focus on building authenticity and safety in the online space. We also have extended our platform beyond online dating into healthy relationships in other areas of life, such as friendships.
The Bumble brand was built with women at the center. Our platform is designed to help women feel safer and more empowered and, in turn, provide a better environment for everyone. We are leveraging innovative technology solutions to create a more inclusive, safe and accountable way to connect online for all members regardless of gender.
In 2025, we operated a family of apps, including Bumble app, Bumble For Friends app, BFF app and Badoo app, where members come to discover new people and connect with each other in a secure and empowering environment. Our apps monetize via a freemium model, where the use of the service is free and a subset of the members pay for subscriptions or in-app purchases to access premium features.
Bumble app, launched in 2014, is one of the first dating apps built with women at the center. Bumble app is a leader in the online dating sector across several countries, including the United States, the United Kingdom, Australia and Canada. We had approximately 2.4 million Bumble App Paying Users during the year ended December 31, 2025.
Badoo app, launched in 2006, was one of the pioneers of web and mobile free-to-use dating products. Badoo app’s focus is to make finding meaningful connections easy, fun and accessible for a mainstream global audience. Badoo app is a leader in the online dating sector in several countries in Europe and Latin America. We had approximately 1.2 million Badoo App and Other Paying Users during the year ended December 31, 2025.
Building on the BFF mode in Bumble app, in July 2023 we officially launched a standalone Bumble For Friends app and, in September 2025, we relaunched Bumble For Friends app as BFF app in the United States. BFF app is a friendship app for friend-finding, group connections and community-building.
Bumble was built on a simple truth: when technology is built with women's experience at its core, it makes the experience better for everyone. It is this belief that ensures that our values guide our business decisions, and our business performance enables us to drive impact. Our strategy is anchored by our powerful brand, product leadership, operational excellence, and public policy and social impact initiatives. Our mission drives our business in tangible ways:
•We strengthen our brand by leading on safety and accountability. Beyond our in-app features, we advocate for policies and industry standards that address online harms, helping to create a safer digital ecosystem.
•We engage in global nonprofit partnerships to support healthy, safe and respectful relationships, and to further our commitment to equity by supporting women and other underrepresented communities.
•We enhance our brand through marketing centered around elevating women, including our multi-year partnership with the Women's National Basketball Association.
We believe that the best way to compete in a world where people have multiple ways to connect is through product innovation. We uniquely design our products to facilitate engagement prioritizing safety and accountability across the member experience. We continuously collect member feedback, which informs our product development roadmap. The more we know about our community’s interests, the better we can innovate products that maximize their chances of meeting in person and making connections most likely to turn into the relationships they are seeking.
Our apps share some common infrastructure, which allows insights to be shared between apps and is critical to providing our members with personalized and superior experiences. Our team has a strong track record of product leadership in online dating. We were the first company in the dating app industry to develop technology to proactively blur lewd photos shared within a chat, which we open-sourced in 2022 for the technology community as part of a larger effort to help rid the internet of “cyberflashing,” the sharing of unsolicited lewd photos online. We are also continuously introducing new artificial intelligence capabilities to enhance our members' experience and safety, such as detection of inauthentic profiles and usage, and to improve our matching algorithm to help Bumble app members see the most relevant potential matches. In addition, the insights we have gained from our community have encouraged us to extend Bumble app into many more areas of life, such as platonic friendships, and we have built our platform with the flexibility to pursue these opportunities.

Our Technology Has Transformed Online Dating
Technology is at the core of what differentiates our platform. We have a global team of software engineers and product managers who drive the development of our platform. We release live updates rapidly, often once a week to our mobile app and twice a day to our server backend, allowing us to run dozens of tests simultaneously across the entire audience. The rapid nature of our testing framework allows us to optimize the member experience. Our technology and product teams work hand in hand from ideation to product launch, and this has allowed us to be at the forefront of releasing features geared towards improving the safety of our community.
Our technology platform is fueled by:
•Shared infrastructure: Our shared infrastructure allows us to quickly test new features, provides us with flexibility to migrate features from one app to another where appropriate, and improves execution at scale by driving faster improvements in our apps, while simultaneously driving operating efficiencies by reducing the cost of launching new features. Given our shared infrastructure, we can also innovate and scale efficiently as we enter new geographies and new categories outside online dating. Moreover, in seeking to acquire companies, we look for opportunities to leverage our shared infrastructure (for example, our content moderation capabilities) to accelerate their product roadmap.
•Our data and machine learning capabilities: We are continually analyzing data from member interactions on our platform, allowing us to constantly optimize the member experience. We have introduced artificial intelligence capabilities that we leverage to personalize the potential matches we display, inform our product pipeline and otherwise tailor the experience for specific members. Our artificial intelligence capabilities play a key role in creating a safe environment for our members, providing protection against identity fraud as well as blocking inappropriate behavior and content from polluting our platform.
•Our data protection and privacy standards: We are both committed and mandated to adhere to strict privacy standards, such as the European Union General Data Protection Regulation (“GDPR”) and the GDPR as it applies in the United Kingdom by virtue of the European Union (Withdrawal) Act 2018 (“UK GDPR”) and several state laws in the United States (each as discussed below in “—Licensing and Regulation”).
Bumble App
On Bumble app, members can input information about themselves and set up a profile, which can be customized in many ways, such as by adding a Badge to prominently display certain values or characteristics. We use a matching algorithm combined with the preferences provided by members to recommend potential connections. Members can opt to use one of our filters to be more specific in the types of matches they see. A member can swipe right to vote “yes” to a potential match, or left to go to the next profile, or, in most of our markets, leave a note (formerly "compliment") on a bio, specific photo or profile prompt on someone’s profile. When both members vote yes, a connection is made. After an initial match is formed, members on Bumble app must initiate a chat within 24 hours or the connection disappears. In some of our markets, in a heterosexual connection, Opening Moves gives women the option to set a question that their matches can respond to, adding more ways to open a conversation. They can also choose to use a photo and caption as their Opening Move, or write their own Opening Move. For non-binary and same-gender connections, either person can set and respond to an Opening Move.
In addition to prioritizing verification of member photos and offering communication like voice and video chat tools to allow interactions before or in lieu of in-person meeting without exchanging sensitive personal information, we have also engineered other safety features such as our proactive safety monitoring. This feature uses machine learning to identify harassment and identity-based hate, which is then flagged to moderators to review and action appropriately according to our Community Guidelines, which are available on our website. Another safety feature is "Review before you send", whereby a member may be prompted to review and edit a message before it is sent if the content could be harmful, offensive or inappropriate or doesn't meet our Community Guidelines.
Our subscription offerings, Bumble Boost, Bumble Premium, and Bumble Premium+, provide members with additional features to increase their success in making a meaningful connection. There are also additional, in-app purchases that subscribers and non-subscribing members can purchase, such as SuperSwipe (to inform potential matches that the member is confidently interested in them) and Spotlight (to increase the member’s visibility).
Badoo App
On Badoo app, members’ profiles can be customized in many ways, such as by using the “Moods” feature to share what's on their minds, either based around their current emotions or what kind of date they want to pursue. Badoo app has a similar matching algorithm to Bumble app and the same vote “yes” or “no” methodology by swiping right and left, respectively. It allows members the option to directly message anyone who is of interest without having to mutually vote yes.
On Badoo app, we have engineered safety features such as Rude Message Detector, which uses machine learning to detect any text that could be perceived as rude, abusive, homophobic or discriminatory and gives the member the control to dismiss the message if they are not comfortable with the language used.

Our subscription offerings on Badoo app, Badoo Premium and Badoo Extra, allow additional features such as: Liked You, which allows members to find out who has already liked them; and Invisible Mode, which allows members to browse the app without being shown to other members. Badoo app also offers Badoo Credits, which can be purchased in bundles and used to acquire in-app features such as one-off popularity boosts.
Bumble For Friends App
Bumble For Friends app works in a similar way to the Bumble app. When two members vote “yes” by swiping right on a profile, a connection is made. Either member can initiate a chat. On Bumble For Friends app, we help members start conversations using icebreaker questions based on members’ public profile information, with the help of generative artificial intelligence. Any member with two or more connections can create a group chat, and using the Plans feature, members can easily organize an in-person meetup.
BFF App
In September 2025, we relaunched Bumble For Friends app as BFF app in the United States. BFF app is a friendship and community app that combines one-to-one matching with group discovery and participation. Members create profiles that are customizable with bios, photos and free form text tags. Members can connect with others through a waving (“Says Hi”) and matching experience similar to Bumble For Friends app. When two members “Say Hi” to each other, a match is formed and either member may initiate a chat. Members may also join or create interest-based groups and communicate via chat rooms, forum rooms, audio rooms and video rooms. BFF app’s matching algorithms use a member’s profile information and discovery preferences (location and age) to recommend members and groups they may be interested in.
BFF app provides groups with tools for collaboration (polls) and organizing in-person activities. Group organizers can create events, manage event details and maintain a shared calendar visible to group members. Both group membership and individual event RSVPs can require approval, providing organizers additional control over participation and engagement.
BFF app incorporates multiple safety and security features. The app integrates technology that mitigates fraud, bot activity and other malicious behavior. Members can verify their identity using the photo-based Verify Selfie feature, which helps confirm profile authenticity. Automated systems evaluate profile information, photos and messages for potential violations of our policies, using machine learning models to detect harmful or inappropriate content. Content flagged by these systems is escalated to trained human moderators, who review and take action in line with our Community Guidelines.
How We Grow Our Community
We are investing in growing our community by building our apps as distinct brands with complementary but unique member value propositions. For example, for Bumble app, we educate audiences on how empowering women to feel safer and more confident in dating can create healthier relationships. Badoo app is about helping people overcome the self-doubt they might feel, to open themselves up to others, embrace the journey of meeting people to figure out what they want. Bumble For Friends app and BFF app are about recognizing, creating and celebrating meaningful local friendship and community for people in all stages of life.
Each of our apps has a specific brand and marketing approach that is appropriate for its business model, stage of maturity and local market nuances. For example, our Bumble app marketing leverages large-scale campaigns alongside hyperlocal IRL (in real life) experiences to connect with our core audience in their cities.
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
Our Impact
Since the founding of Bumble app, we have established, engaged in, and supported a wide range of public policy and social impact efforts to further our mission, primarily focused on women’s empowerment, healthy relationship education, and the reduction in toxicity on our platform and society at large. These include:
•Engaging Experts to Make our Platform Safe: We leverage both internal and external experts to continuously improve upon our policies and community guidelines. For example, we are a member of the Tech Coalition, an industry body that shares best practices to combat child sexual abuse and exploitation online. In November 2025, based on our partnerships with The Survivor Hub (peer-based support service for survivors of sexual assault), Chayn (global charity powering Bloom, our online trauma support program for survivors of sexual assault and relationship abuse) and LoveSaid (fraud/romance scam think tank), together with the Australian National Anti-Scam Centre we co-designed and implemented a pilot of an online romance scam support group to inform our approach to supporting victims impacted by online romance scams.
•Policy Advocacy and Legislation Efforts: In 2021, we launched a campaign in the UK to support the enactment of a law that makes the unsolicited sending of nude images illegal, and in October 2023 the Online Safety Act was passed, which criminalized cyberflashing. In 2024, we supported the inclusion of cyberflashing as a serious form of online violence in the EU Directive to Combat Violence Against Women and Domestic Violence, which became law in May 2024. In 2025, we continued to work on policy initiatives aimed at promoting standards for safer online spaces for women. In the UK, we supported and contributed to the development of guidance by the UK regulator of communications services (Ofcom) to help companies create safer online experiences for women and girls.
•Sustained Dialogue on Online Safety: Through our public policy-led initiative “Brunch with Bumble,” a series of conversations prioritizing the safety of women online, we keep an “always on” spotlight on safety issues in various regions. In 2025, we hosted a roundtable discussion in Sydney, Australia, with academia, women’s safety organizations, victims of online violence, researchers and Australia's online safety regulator (eSafety Commissioner) to discuss what societal, technical and regulatory interventions are still needed to create lasting systemic changes in combating gender-based violence online.
Human Capital
Our company culture and people practices are critical to achieving our mission of bringing people closer to love, and our values are rooted in respect, excellence, curiosity, courage and joy.
Belonging
We believe that the diversity of our management team and workforce and our commitment to create an inclusive workplace are key to our success and reflects our mission and values. We strongly encourage people of color, lesbian, gay, bisexual, transgender, queer and non-binary people, veterans, parents, people with disabilities, and neurodivergent people to apply to work with us. We seek to be fully reflective of the communities we serve around the world. As of December 31, 2025, 78% of our Board and more than 50% of our management team were women. As of December 31, 2025, we had approximately 580 full-time employees, of which approximately 64% resided in Europe, with 36% and 1% in the Americas and APAC, respectively. Our employee population spans 14 countries and represents a wide range of cultures, backgrounds, experiences, ages, genders, gender identities and expressions, sexual orientations, nationalities and ethnicities.
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
As part of our broader Belonging strategy, we administered a voluntary self-identification campaign in 2024 to help us gain a more complete picture of our multi-dimensional workforce. Improved representation data across our workforce helps us shape programs that reflect our employees’ unique experiences, identify gaps in support, and strengthen our global Belonging efforts.
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
To build an organization where employees feel engaged, valued and heard, we gather and respond to employees’ feedback in a variety of ways, including through periodic employee engagement surveys, new joiner surveys, one-on-one interactions, and regular
“All Hands” meetings that bring the entire company together. Participation in our most recent employee engagement survey was active, with approximately 75% of eligible employees completing the survey. We maintain open lines of communication to help us understand our employees’ needs so that we can continuously improve as an employer of choice for our current and future employees.
Benefits, Safety & Wellbeing
The success of our business is fundamentally connected to the wellbeing of our people. We continue to invest in benefits that help our employees and their families, support the Bumble mission, and align with market practice across five key health pillars: physical, mental, financial, family, and social.
We offer a competitive benefits package, which includes: access to private healthcare coverage for employees and their families; paid six-month leave for all qualifying parents regardless of gender; path to parenthood support and reproductive health benefits, which include a reimbursement of up to $10,000 for family planning and reproductive health services not fully covered by our insurance programs; unlimited paid time off; and paid leave for survivors of domestic violence or violent crimes.
All employees have access to a wellbeing portal where we provide a wide range of mental health support services to assist employees when they need it. These services include 24/7 confidential employee assistance programs and paid therapy and personal coaching sessions for employees and their dependents. Alongside this, we also help prepare our employees for a secure future by investing in initiatives for financial and retirement planning.
The psychological safety and wellbeing of our employees remain among our top priorities. Our internal trust and safety teams have dedicated mental health support provided by licensed and accredited psychologists, i.e., wellbeing specialists, with specialization in vicarious trauma and evidence-based practice. This program provides access to one-to-one digital therapy, monthly group psychoeducational sessions, monthly manager and leadership development sessions within the trust and safety context and a wellbeing platform for self-learning on topics specific to content moderation.
Competition
The online dating industry is highly competitive. We compete with a number of companies that provide dating products and services for the same markets in which we operate, including other online dating platforms and social media platforms. In addition, we compete with offline dating services, such as in-person matchmakers, as well as more traditional forms of dating that involve people meeting offline without the use of dating products or services altogether. Because of the extensibility of the Bumble app platform beyond dating, we also compete with social media and networking platforms in that context.
Intellectual Property
We believe that our rights in our intellectual property, including but not limited to patents, designs, copyrights, trademarks and domain names, as well as contractual provisions and restrictions on access to our proprietary technology, are important to our marketing efforts to develop brand recognition and differentiate our brand from our competitors. We own a number of trademarks that have been registered, or for which applications are pending, in the U.S. as well as in certain foreign jurisdictions. These trademarks include, among others, BUMBLE, BUMBLE FOR FRIENDS and BADOO. Our registered trademarks are effective for varying periods of time and may be renewed periodically, provided that we, as the registered owner, or our licensees where applicable, comply with all applicable renewal requirements including, where necessary, the continued use of the trademarks in connection with the goods and services for which they have been registered. We expect to pursue additional trademark registrations to the extent we believe they would be beneficial and cost-effective.
In addition to trademark protection, we own numerous domain names, including www.bumble.com, and patents and designs for various product features. We also enter into, and rely on, confidentiality and proprietary rights agreements with our employees, consultants, contractors and business partners to protect our inventions, trade secrets, proprietary technology and other confidential information. We further protect the use of our proprietary technology and intellectual property through provisions in both our member terms of use on our website and in our vendor terms and conditions. For information regarding risks related to our intellectual property, please see “Item 1A—Risk Factors—Risks Related to Intellectual Property.”
Licensing and Regulation
We are subject to a variety of laws and regulations in the United States and around the world that involve matters central to our business. Many of these laws and regulations are still evolving and being tested in courts, and could be interpreted in ways that could have a negative impact on our business. These laws may relate to privacy and data protection, online safety, rights of publicity, content, intellectual property, advertising, marketing, distribution, data security, electronic contracts and other communications, artificial intelligence, competition, protection of minors, consumer protection, telecommunications, taxation, economic or other trade prohibitions or sanctions, anti-corruption law compliance, securities law compliance, online payment services, and labor and employment. We currently, and from time to time, may not be in technical compliance with all such laws. Foreign data protection, privacy, content, competition, and other laws and regulations can impose different obligations or be more restrictive than those in the United States. U.S. federal and state and foreign laws and regulations, which in some cases can be enforced by private parties in addition to government entities, are constantly evolving and can be subject to significant change. As a result, the application, interpretation, and enforcement of these laws and regulations are often uncertain and difficult to predict, particularly in the rapidly evolving industry in which we operate, and may be interpreted and applied inconsistently from country to country and inconsistently with our current policies and practices.
Proposed, new and evolving legislation and regulations, as well as evolving interpretations of and practices around certain regulations, could also significantly affect our business. For example, the implications of GDPR and UK GDPR, which apply to our processing of personal data in connection with certain products and services, are far-reaching and responses to these continue to develop. In addition to these laws, there are a number of legislative proposals in the EU as well as other jurisdictions that could impose new obligations or limitations in areas affecting our business. There are other privacy and data protection laws and regulations that impact the products and services we offer to members in different countries. In the United States, there are a number of existing state laws, such as those in California, Virginia, Colorado, Connecticut, Utah and Illinois, as well as others that are to come into force in the coming years, in addition to a potential comprehensive federal privacy statute. Agencies such as the Federal Trade Commission are increasing their enforcement efforts and considering adopting new privacy rules. New privacy laws or regulations are likely to grant enhanced privacy rights to individuals and impose obligations on us as a business operating in those jurisdictions. In addition, some countries are considering or have passed legislation requiring local storage and processing of data or similar requirements that could increase the cost and complexity of delivering our services. For information regarding risks related to these compliance requirements, please see

“Item 1A—Risk Factors—Risks Related to Regulation and Litigation—We must monitor and, where applicable, comply with rapidly evolving laws and regulations relating to privacy, data protection and/or artificial intelligence across jurisdictions, and the failure to do so could result in claims, changes to our business practices, monetary penalties, increased cost of operations, or declines in member growth or engagement, or otherwise harm our business.”
In addition to privacy laws, there are new and emerging online safety laws globally such as the EU Digital Services Act, the UK Online Safety Act and U.S. laws targeting companies that operate online dating services, which include significant penalties for non-compliance. There is also a developing trend for online safety codes to target specific industries such as the online dating industry (for example, in Australia, the Relevant Electronic Services Code has come into effect). Such online safety laws and codes may require us, in the future, to change our products, business practices or operations, which could adversely affect member growth and engagement and increase compliance costs for our business.
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
Website and Social Media Disclosure
We use our websites (www.bumble.com and ir.bumble.com) and at times our corporate Instagram account (@bumble), X account (@bumble) and LinkedIn (www.linkedin.com/company/bumble) to distribute company information. The information we post through these channels may be deemed material. Accordingly, investors should monitor these channels, in addition to following our press releases, SEC filings and public conference calls and webcasts. In addition, you may automatically receive e-mail alerts and other information about Bumble when you enroll your e-mail address by visiting the “E-mail Alerts” section of our website at ir.bumble.com. The contents of our website and social media channels are not, however, a part of this Annual Report.

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
Risks Related to Our Brands, Products and Operations
If we fail to retain existing members or add new members, or if our members decrease their level of engagement with our products or do not convert to paying users, our revenue, financial results and business may be significantly harmed.
The size of our member base and our members’ level of engagement are critical to our success. Our apps monetize via a freemium model where the use of our service is free and a subset of our members pay for subscriptions or in-app purchases to access premium features. Our financial performance has thus been and will continue to be significantly determined by our success in adding, retaining and engaging members of our products and converting members into paying subscribers or in-app purchasers. We expect that the size of our member base and/or their engagement levels will fluctuate or decline in one or more markets from time to time. Member engagement can be difficult to measure, particularly as we introduce new and different products and services. Any number of factors can negatively affect member retention, growth, and engagement, including if:
•members increasingly engage with other competitive products or services;
•member behavior on any of our products changes, including decreases in the quality of the member base and frequency of use of our products and services;
•members feel that their experience is diminished as a result of the decisions we make with respect to the frequency, prominence, format, size and quality of ads that we display;
•there are decreases in member sentiment due to questions about (a) the quality of our member data practices or concerns related to privacy and the sharing of member data (b) the quality or usefulness of our products or concerns related to safety, security, well-being or other factors, including our implementation and use of artificial intelligence or (c) the countries in which our apps are available (for example, sanctioned countries);
•members are no longer willing to pay (or pay as much) for subscriptions or in-app purchases, including due to changes to the payment platform or payment methods;
•members have difficulty installing, updating or otherwise accessing our products on mobile devices as a result of actions by us or third parties, such as application marketplaces and device manufacturers, that we rely on to distribute our products and deliver our services;
•we fail to introduce new features, products or services that members find engaging or if we introduce new products or services, or make changes to existing products and services, that are not favorably received, including artificial intelligence-driven changes;
•we fail to keep pace with evolving online, market and industry trends (including the introduction of new and enhanced digital services and technologies);
•we fail to appeal to and engage the younger demographic of members (for example, Gen Z), with their different dynamics of connection, or discrete demographics such as specific ethnicities;
•initiatives designed to attract and retain members and engagement are unsuccessful or discontinued, whether as a result of actions by us, third parties or otherwise;
•we determine to decrease development for, or shut down entirely, an app;
•there is a decrease in member retention as a result of members finding meaningful relationships on our platforms and no longer needing to engage with our products;
•there is a decrease in member retention as a result of a perceived or actual lack of a sufficient number of members in a given market to potentially match with;
•third-party initiatives that may enable greater use of our products, including low-cost or discounted data plans, are discontinued;
•we adopt terms, policies or procedures related to areas such as member data or advertising that are perceived negatively by our members or the general public; we fail to combat inappropriate or abusive activity on our platform;
•members, particularly women, do not perceive our products as being safer than other competitive products or services;
•we fail to provide adequate customer service to members, marketers or other partners;

•we fail to protect our brand, brand image or reputation;
•we, our partners or companies in our industry are the subject of adverse media reports or other negative publicity, including as a result of our or their user data practices;
•technical or other problems prevent us from delivering our products in a rapid and reliable manner or otherwise affect the member experience, such as security breaches, distributed denial-of-service attacks or failure to prevent or limit spam or similar content;
•there is decreased engagement with our products as a result of internet shutdowns or other actions by governments that affect the accessibility of our products in any of our markets;
•there is decreased engagement with our products, or failure to accept our terms of service, as part of changes that we have implemented, or may implement, in the future in connection with regulations, regulatory actions or otherwise;
•there is decreased engagement due to the expansion of one of our apps into new markets which cannibalizes any of our other apps that historically operated in such markets;
•there is decreased engagement with our products as a result of changes in prevailing social, cultural or political preferences in the markets where we operate; or
•there are changes mandated by legislation, regulatory authorities or litigation that adversely affect our products or members.
From time to time, certain of these factors have negatively affected member retention, growth, and engagement to varying degrees. In addition, we may not experience rapid member growth or engagement in countries where, even though mobile device penetration is high, due to the lack of sufficient cellular based data networks, consumers rely heavily on Wi-Fi and may not access our products regularly throughout the day. Any decrease in member retention, growth or engagement could render our products less attractive to members, which is likely to have a material adverse impact on our revenue, business, financial condition and results of operations. If our member growth rate slows or declines, we will become increasingly dependent on our ability to maintain or increase levels of member engagement and monetization in order to drive revenue growth.
The dating industry is highly competitive, with low switching costs and a consistent stream of new products and entrants, and innovation by our competitors, such as the use of artificial intelligence, may disrupt our business.
The dating industry is highly competitive. Costs for consumers to switch between products are low, and consumers have a propensity to try new approaches to connecting with people and to use multiple dating products at the same time. As a result, new products, entrants and business models are likely to continue to emerge. It is possible that a new product or service could gain rapid scale at the expense of existing brands through harnessing a new technology (such as artificial intelligence), or a new or existing distribution channel, creating a new or different approach to connecting people or some other means.
In addition, some of our competitors may enjoy better competitive positions. Potential competitors include larger companies that could devote greater resources to the promotion or marketing of their products and services, take advantage of acquisition or other opportunities more readily or develop and expand their products and services more quickly than we do. Potential competitors also include established social media companies that may develop products, features, or services that may compete with ours or operators of mobile operating systems and app stores. For example, Facebook has maintained a dating feature on its platform in various markets around the globe. These social media and mobile platform competitors could use strong or dominant positions in one or more markets, and ready access to existing large pools of potential users and personal information regarding those users, to gain competitive advantages over us. These may include offering different product features, services or pricing models that users may prefer or offering their products and services to users at no charge, which may enable them to acquire and engage users at the expense of our member growth or engagement.
If we are not able to compete effectively against our current or future competitors and products that may emerge, the size and level of engagement of our member base may decrease, which could materially adversely affect our business, financial condition and results of operations.
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
We market and distribute our products (including related mobile applications) through a variety of third-party publishers and distribution channels. Our ability to market our brands on any given property or channel is subject to the policies of the relevant third party. There is no guarantee that popular mobile platforms will continue to feature our products. We are dependent on the interoperability of our products with popular mobile operating systems, networks, technologies, products, and standards that we do not control, such as the Android and iOS operating systems. Any changes, bugs, or technical issues in such systems, or changes in our relationships with mobile operating system partners, handset manufacturers, or mobile carriers, or in their terms of service or policies that degrade our products’ functionality, reduce or eliminate our ability to update or distribute our products, give preferential treatment to competitive products (including their own dating products), or charge fees related to the distribution of our products or our delivery of ads could materially adversely affect the usage of our products on mobile devices.
We also rely on large tech platforms for targeted advertisement and performance marketing. In 2022, Google announced a multi-year initiative with the goal of strengthening privacy on Android, which may include the abolishment of Advertising IDs (Google's unique user IDs for advertising) and limitations on sharing user data with third parties. In the event that our ability to accurately target, track and measure our advertising campaigns at the member level becomes more limited due to such large tech platforms’ policy changes or regulatory changes, or we are no longer able to conduct targeted advertisement and performance marketing through such platforms because of increased costs of advertising on these platforms, or we choose not to conduct targeted advertisement and performance marketing through such platforms due to, for example, brand safety concerns, our member acquisition and revenue stream may be materially adversely affected.
There is no assurance that we will not be limited or prohibited from using certain current or prospective marketing channels in the future. If this were to happen in the case of a significant marketing channel and/or for a significant period of time, our business, financial condition and results of operations could be materially adversely affected. For example, President Trump has issued a series of executive orders relating to the TikTok platform and U.S. national security law that have, to date, delayed enforcement of a ban of TikTok in the United States. Historically, we have used TikTok as an important marketing and member acquisition channel, and any future executive action, statutory enforcement, legislative change, regulatory restriction or judicial interpretation that limits TikTok’s operation, data use, advertising capabilities or user base in the United States could materially negatively impact our marketing performance, member registration volume and efficiency and member engagement. If we lose access to any of our large marketing channels, such as TikTok, even for a few hours, or if we are unable to shift to alternative marketing channels effectively and/or in a timely manner, we may not be able to reach as many audiences and our business, financial condition and results of operations could be materially adversely affected. Furthermore, certain publishers and channels have, from time to time, limited or prohibited advertisements for dating products for a variety of reasons, including as a result of poor behavior by other industry participants.
Finally, many members historically registered for (and logged into) our applications using methods such as their Apple IDs. While we have other methods that allow members to register for (and log into) our products, no assurances can be provided that members will use these other methods. Platforms such as Apple have broad discretion to change their terms and conditions in ways that could limit, eliminate or otherwise interfere with our ability to use them as a registration method or to allow them to use such data to gain a competitive advantage. Such changes in terms and conditions could materially adversely affect our business, financial condition and results of operations. Additionally, if security on any of such platforms is compromised, if our members are locked out from their accounts on any of such platforms, or if any of such platforms experiences an outage, our members may be unable to log into our products. As a result, member growth and engagement on our service could be materially adversely affected, even if for a temporary period.
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
Our products depend on mobile app stores and other third parties such as data center service providers, as well as third-party cloud infrastructure and service providers, payment aggregators, computer systems, internet transit providers and other communications systems and service providers. Our mobile applications are almost exclusively accessed through and depend on the Apple App Store and the Google Play Store. While our mobile applications are generally free to download from these stores, we offer our members the opportunity to purchase subscriptions and certain à la carte features through these applications. We determine the prices at which these subscriptions and features are sold, subject to approval by Apple or Google, as relevant. Purchases of these subscriptions and features via our mobile applications are mainly processed through the in-app payment systems provided by Apple and Google. We pay Apple and Google, as applicable, a meaningful share (up to an equivalent of 30%) of the revenue we receive from transactions processed through in-app payment systems (Google reduced its in-app purchase fees for subscription payments to 15% as of January 1, 2022 and, in January 2025, we opted into Apple's EU terms which restructure our payments to Apple into a combination of in-app purchase fees and first install fees for some of our brands). If the Apple App Store or the Google Play Store were to experience an outage, or if either decided to exit a market, many of our members may be unable to access our apps, which could materially adversely affect our business, financial condition and results of operations.
Furthermore, both Apple and Google have broad discretion to make changes to their operating systems or payment services or change the manner in which their mobile operating systems function and their respective terms and conditions applicable to the distribution of our applications, including the amount of, and requirement to pay, certain fees associated with purchases required to be facilitated by Apple and Google through our applications, and to interpret their respective terms and conditions in ways that may limit, eliminate or otherwise interfere with our products, our ability to distribute our applications through their stores, our ability to update our applications, including to make bug fixes or other feature updates or upgrades, the features we provide, the manner in which we market our in-app products, our ability to access native functionality or other aspects of mobile devices, and our ability to access information about our members that they collect. To the extent either or both of them do so, our business, financial condition and results of operations could be materially adversely affected. For example, pursuant to Google’s policy whereby only Google Play’s in-

app billing system could be used for transactions in its store, we were mandated to stop the provision of non-native payment options to our members on Android during 2021, which caused disruptions for members and led to a decline in paying users. Following industry pushback, country-specific regulations and court orders, Google has since introduced in certain markets the option for developers to offer users an alternative to Google Play’s billing system. Similarly, Apple has introduced country-specific billing policies following industry pushback, country-specific regulations and court orders. We actively explore billing options on a country-by-country basis. However, as these options may evolve following subsequent regulatory mandates or organically at Google’s or Apple’s behest, we need to be ready to continuously adapt to such changes. We devote resources and time in creating and managing separate app bundles for each country in which we want to offer alternative billing options, which could become burdensome, and/or we could become subject to higher commissions by major app store operators overall, which, in turn, could negatively affect our revenue margin. Furthermore, changes to billing options may cause a disruption to the member journey, which could cause a decrease in paying user conversion rates. Alternatively, choosing not to explore the various billing options could present a risk of missed opportunity. Any of the foregoing could materially adversely affect our business, financial condition and results of operations.
Our future success depends on the continuing efforts of our key employees and our ability to attract and retain highly skilled personnel and senior management and maintain our culture, including as a result of our restructuring.
We depend on the continued services and performance of our key personnel. If one or more of our executive officers or key employees were unable or unwilling to continue their employment with us, we might not be able to replace them easily, in a timely manner, or at all.
During 2025, we experienced significant changes in senior management and reduced our global workforce by approximately 30%. The loss of key personnel, including members of senior management and key employees in engineering, product development, and marketing, together with our workforce reductions (and any potential future reductions), could disrupt our operations and negatively impact our ability to attract, retain, and motivate employees, and have a material adverse effect on our business. These transitions may also require adjustments to compensation programs, create challenges for succession planning, and place increased pressure on remaining employees. Such impacts could adversely affect our internal control environment, distract employees and management, divert attention from ongoing business activities and strategic objectives, result in significant expenses related to the transition and severance payments, negatively affect employee morale, and damage our company culture. There can be no assurance that our key personnel will remain with us, that the costs associated with retaining current key personnel and hiring new key personnel will be favorable or acceptable to us, that new key personnel will be as successful as their predecessors, or that, generally, our restructuring efforts will generate their intended benefits to the extent or as quickly as anticipated.
Our future success will depend on our ability to identify, hire, develop, motivate, and retain highly skilled talent across the globe, with the contributions of our senior management remaining especially critical. We operate in a highly competitive labor market, and we may at times be unable to fill key roles in certain geographic areas or may be required to incur higher labor costs to do so. As our brands continue to grow and gain visibility, competition for talent—including from well-capitalized technology, social media, and consumer internet companies—has intensified, increasing the risk that our employees may be recruited by other employers. Although we have programs designed to attract and retain employees, including senior leadership, we cannot guarantee that these efforts will be successful.
As we continue to mature, the effectiveness of our equity awards and other compensation arrangements in attracting, retaining, and motivating employees may decline, particularly during periods of stock price volatility or when our stock underperforms relative to peers, which can reduce the retention value of share-based awards and affect the competitiveness of our compensation. Issuing significant equity to attract or retain employees would increase our share-based compensation and tax expense and dilute the ownership of existing stockholders, and if we shift the mix of incentive compensation in favor of cash-based awards over equity-based awards, our cash compensation expense would increase. In addition, emerging state and federal laws and regulations limiting the enforceability of non-competition, non-solicitation, confidentiality, and similar restrictive covenants may make it more difficult to retain key personnel, and the unpredictable enforcement of immigration laws and availability of work visas over the past year has made it more difficult to hire certain skilled personnel.
Additionally, if we fail to effectively manage our hiring needs and successfully integrate our new hires, or if we fail to effectively manage remote work arrangements, our efficiency and ability to meet our forecasts, our ability to foster the innovation, creativity and teamwork we believe we need to support our operations and our ability to maintain our culture, employee morale, productivity and retention could suffer, and our business, financial condition and results of operations could be materially adversely affected. Employee retention could also suffer if the company discontinued or curtailed its policy of allowing remote work arrangements.
Finally, effective succession planning is also important to our future success. If we fail to ensure the effective transfer of senior management knowledge and smooth transitions involving senior management across our businesses, our ability to execute on our short- and long-term strategic, financial, and operational goals could be impaired, which may materially adversely affect our business, financial condition, and results of operations.

If we are not able to maintain the value and reputation of our brands, our ability to expand our base of members may be impaired, and our business and financial results may be harmed.
We believe that our brands have significantly contributed to the success of our business. We also believe that maintaining, protecting and enhancing the reputation of our brands is critical to expanding our base of members and, if we fail to do so, our business, financial condition and results of operations could be materially adversely affected. We believe that the importance of brand recognition will continue to increase, given the growing number of online dating and social connection sites and applications, or “apps,” and the low barriers to entry for companies offering online dating, social connection and other types of personal services. Many of our new members are referred by existing members. Maintaining the reputation of our brands will depend largely on our ability to continue to provide useful, reliable, trustworthy and innovative products, which we may not do successfully.
Further, we may experience media, legislative, or regulatory scrutiny of our actions or decisions regarding member privacy, encryption, content, advertising and other issues, which may materially adversely affect the value and reputation of our brands. In addition, we may fail to respond expeditiously or appropriately to objectionable practices by members, or to otherwise address member concerns, which could erode confidence in our brands. Maintaining and enhancing the reputation of our brands will require us to make substantial investments in our brands and these investments may not be successful.
Changes to our existing brands and products, or the introduction or acquisition of new brands or products, could fail to attract or retain members or generate revenue and profits.
Our ability to retain, increase, and engage our member base and to increase our revenue depends heavily on our ability to continue to evolve our existing brands and products and to create successful new brands and products, both independently and in conjunction with developers or other third parties. We may introduce significant changes to our existing brands and products, or acquire or introduce new and unproven brands, products and product extensions, including using technologies with which we have little or no prior development or operating experience. We have also invested, and expect to continue to invest, significant resources in growing our products to support increasing usage as well as new lines of business, products, product extensions and other initiatives to generate revenue. There is no guarantee that investing in new lines of business, products, product extensions and other initiatives will succeed. If our new or enhanced brands, products or product extensions or other initiatives fail to engage members, marketers, or developers, or if our business plans are unsuccessful, we may fail to attract or retain members or to generate sufficient revenue, operating margin, or other value to justify our investments, and our business may be materially adversely affected. New products may provide temporary increases in engagement, but this may ultimately fail to attract and retain members such that they may not produce the long-term benefits that we expect.
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
Our apps are available in many different languages, all over the world. Operating internationally, particularly in countries in which we have limited experience, exposes us to a number of additional risks, including:
•operational and compliance challenges caused by distance, language and cultural differences;
•difficulties in staffing and managing international operations;
•differing levels of social and technological acceptance of our products or lack of acceptance of them generally;
•foreign currency fluctuations;
•restrictions on the transfer of funds among countries and back to the United States, as well as costs associated with repatriating funds to the United States;
•differing and potentially adverse tax laws as well as other tax-related initiatives, such as the imposition of U.S. tariffs and any resulting trade war;
•multiple, conflicting and changing laws, rules, regulations and enforcement practices (including those intended to strengthen a government's control over the internet and to reduce its dependence on foreign companies and countries), particularly in the case of intellectual property, privacy, data security, intermediary liability and consumer protection, and difficulties understanding and ensuring compliance with those laws by both our employees and our business partners, over whom we exert no control;
•challenges in working with local law enforcement for safety matters;
•actions by governments or others to restrict access to or censor content on our platform, whether these actions are taken for political reasons, in response to decisions we make regarding governmental requests or content generated by our members, or otherwise – in some jurisdictions, regulators or courts have the authority to restrict, throttle, or block access to online services for non-compliance with local laws or court orders;
•competitive environments that favor local businesses;

•increased competition from largely regional websites, mobile applications and services that provide real-time communications and have strong positions in particular countries, which have expanded and may continue to expand their geographic footprint;
•limitations on the levels of intellectual property protection;
•low usage and/or penetration of internet-connected consumer electronic devices or a wide diversity of device capabilities and operating systems (for example, some countries may have a high penetration of older phones running on older versions of operating systems that are not adequately supported by our updated software);
•geopolitical tension (such as the conflicts in Eastern Europe or the Middle East and threatened or actual shifts in global alliances) or social unrest and economic instability, particularly in countries in which we operate;
•trade sanctions such as those administered by the U.S. Office of Foreign Assets Control, that restrict our dealings with certain sanctioned countries, territories, individuals and entities – these laws and regulations are complex, frequently changing, and increasing in number, and may impose additional prohibitions or compliance obligations on our dealings in certain countries and territories;
•political unrest, terrorism, war, health and safety epidemics or the threat of any of these events;
•advisories by the U.S. or other governments regarding usage of our apps in other countries;
•breaches or violation of any anti-corruption laws, rules or regulations applicable to our business, including but not limited to the Foreign Corrupt Practices Act of 1977, as amended; and
•any failure to comply with any demand by enforcement authorities to access our member data, which could lead to our inability to operate in such country or other punitive acts.
The occurrence or impact of any or all of the events described above could materially adversely affect our international operations, limit member access or adversely affect growth in certain jurisdictions, which could in turn materially adversely affect our business, financial condition and results of operations.
Our growth and profitability rely, in part, on our ability to attract and retain members through cost-effective marketing efforts, including through our social media presence and use of sponsorships, brand ambassadors, spokespersons and social media influencers. Any failure in these efforts could materially adversely affect our business, financial condition and results of operations.
Attracting and retaining members for our products involves strategic expenditures for online and offline marketing. Our marketing expenditures have varied over time based on strategic priorities, market conditions and the availability of efficient member acquisition opportunities. Evolving consumer behavior can affect the availability of profitable marketing opportunities. For example, as consumers communicate more via messaging apps and other virtual means, to continue to reach potential members and grow our businesses, we may need to identify and devote a greater portion of our marketing expenditures to newer advertising channels, such as mobile and online video platforms, as well as targeted campaigns in which we communicate directly with potential, former and current members via new virtual means. Generally, the opportunities in and sophistication of newer advertising channels are relatively undeveloped and unproven, and there can be no assurance that we will be able to continue to appropriately manage and fine-tune our marketing efforts in response to these and other trends in the advertising industry. Any failure to do so could materially adversely affect our business, financial condition and results of operations.
In addition, from time to time, we use the success stories of our members, and utilize sponsorships, Bumble app brand ambassadors, spokespersons and social media influencers, including in some cases celebrities, in our advertising and marketing programs to communicate on a personal level with consumers. If these individuals act in a way that is contrary to our women-first mission or that harms their personal reputation or image, or if they stop using our services and products, it could have an adverse impact on the advertising and marketing campaigns in which they are featured and on our brand. We and our brand ambassadors, spokespersons and social media influencers also use social media channels as a means of communicating with consumers. Unauthorized or inappropriate use of these channels could result in harmful publicity or negative member experiences, which could have an adverse impact on the effectiveness of our marketing in these channels. In addition, substantial negative commentary by others on social media platforms could have an adverse impact on our reputation and ability to attract and retain members. If our advertising and marketing campaigns do not generate a sufficient number of members, our business, financial condition and results of operations will be materially adversely affected.
We are subject to certain risks as a mission-based company.
The mission of Bumble app is a significant part of our business strategy and who we are as a company. We believe that Bumble app members value our commitment to our mission. However, because we hold ourselves to such high standards, and because we believe our members have come to have high expectations of us, we may be more severely affected by negative reports or publicity if we fail, or are perceived to have failed, to live up to Bumble app’s mission. For example, providing a safe online community for members to build new relationships and to empower women is central to Bumble app’s mission. As a result, our brands and reputation may be negatively affected by the actions of members that are deemed to be hostile or inappropriate to other members or disempowering to women or by the actions of members acting under false or inauthentic identities. Similarly, any negative publicity about activity in the business that is perceived to be disempowering to women would negatively affect our brands and reputation. If any of our employees were to engage in or be accused of misconduct, or if we were to fail to properly address misconduct, particularly behavior or actions that are inconsistent with our mission-driven culture, we could be exposed to regulatory scrutiny or legal liability, and our business and reputation could be materially adversely affected. The damage to our reputation may be greater than other companies that do not have similar values as us, and it may take us longer to recover from such an incident and gain back the trust of our members.
In addition, we may make decisions regarding our business and products in accordance with Bumble app’s mission and values that may reduce our short- or medium-term operating results if we believe those decisions are consistent with the mission and will improve the aggregate member experience. Although we expect that our commitment to Bumble app’s mission will, accordingly, improve our financial performance over the long term, these decisions may not be consistent with the expectations of investors and any longer-term benefits may not materialize within the time frame we expect or at all, which could harm our business, revenue and financial results.
Finally, we have in the past and may in the future be subjected to litigation by those that disagree with aspects of Bumble app’s mission or features of our platform that we have developed in support of our mission.
Inappropriate actions by certain of our members could be attributed to us and damage our brands’ reputations, which in turn could materially adversely affect our business.
Members of our products have been, and may in the future be, physically, financially, emotionally or otherwise harmed by other member-individuals that such members have met or may meet through the use of one of our products. When one or more of our members suffers or alleges to have suffered any such harm either on our platform or in person after meeting on our products, we have in the past, and could in the future, experience negative publicity or legal action that could damage our brands and our brands’ reputation. Similar events affecting users of our competitors’ products have resulted in the past, and could result in the future, in negative publicity for the dating industry generally, which could in turn negatively affect our business, particularly if such objectionable events are widely reported.
In addition, the reputations of our brands may be materially adversely affected by the actions of our members that are deemed to be hostile, offensive, defamatory, inappropriate or unlawful. Furthermore, members have in the past and may in the future use our products for illegal or harmful purposes rather than for their intended purposes, such as romance scams, promotion of false or inaccurate information, financial fraud, drug trafficking, sex-trafficking, and recruitment to terrorist groups. While we have systems and processes in place that aim to monitor and review the appropriateness of the content accessible through our products, which include, in particular, reporting tools through which members can inform us of such behavior on the platform, and have adopted policies regarding illegal, offensive or inappropriate use of our products, our members have in the past, and could in the future, nonetheless engage in activities that violate our policies, and/or the systems and processes that we have in place to monitor and review the appropriateness of content may fail. Additionally, while our policies attempt to address illegal, offensive or inappropriate use of our products, we cannot control how our users engage if and when they meet in person after meeting on our products. These safeguards may not be sufficient to avoid harm to our reputation and brands, especially if such hostile, offensive or inappropriate use is well-publicized. Furthermore, to the extent that our members, particularly women, do not feel safe using our products, our reputation and Bumble app's “women-first” brand would be negatively affected, which may in turn materially adversely affect our business, financial condition and results of operations.
Spam and fake accounts could diminish the experience on our platform, which could damage our reputation and deter people from using our products and services.
Our terms and conditions of use prohibit “spam” content, which refers to a range of abusive activities that is generally defined as unsolicited, repeated actions that negatively impact other people with the general goal of drawing attention to a given account, site, product or idea. Our terms and conditions of use also prohibit the creation of fake accounts. In addition, we continuously combat spam and fake accounts, including by suspending or terminating accounts we believe to be spammers and launching algorithmic changes focused on detecting and curbing abusive activities. However, our actions to combat spam and fake accounts require significant resources and time. Although we continue to invest resources to reduce spam and fake accounts on our platform, we expect that spammers will continue to seek ways to act inappropriately on our platform. If spam and fake accounts increase on our platform, this could hurt our reputation, result in legal liability or continuing operational cost to us and deter people from using our products and services.
Our member metrics and other estimates are subject to inherent challenges in measurement, and real or perceived inaccuracies in those metrics may seriously harm and negatively affect our reputation and our business.
We regularly review metrics, including our Bumble App Paying Users, Badoo App and Other Paying Users, Total Paying Users, Bumble App Average Revenue per Paying User, Badoo App and Other Average Revenue per Paying User and Total Average Revenue per Paying User metrics, to evaluate growth trends, measure our performance, and make strategic decisions. These metrics are calculated using internal company data gathered on an analytics platform that we developed and operate and have not been validated by an independent third party. The methodologies used to measure these metrics require significant judgment and are also susceptible to algorithm or other technical errors. While these metrics are based on what we believe to be reasonable estimates of our member base for the applicable period of measurement, there are inherent challenges in measuring how our products are used across large populations globally. In addition, we are continually seeking to improve our estimates of our member base, and such estimates may change due to improvements or changes in our methodology, which could result in adjustments to our historical metrics. Our ability to recalculate our historical metrics may be impacted by data limitations or other factors. Moreover, when we make an acquisition, the methodologies that were historically used by the acquired company to calculate certain metrics may be different from our methodologies in calculating those metrics, and it may take time to align the methodologies. Conversely, we may face difficulties in calculating these metrics over time in the event we determine to cease developing and/or offering an application. Our member metrics are also affected by technology on certain mobile devices that automatically runs in the background of our application when another phone function is used, and this activity can cause our system to miscount the member metrics associated with such account.
Errors or inaccuracies in our metrics or data could also result in incorrect business decisions and inefficiencies. For instance, if a significant understatement or overstatement of active members were to occur, we may expend resources to implement unnecessary business measures or fail to take required actions to attract a sufficient number of members to satisfy our growth strategies. We continually seek to address technical issues in our ability to record such data and improve our accuracy, but given the complexity of the systems involved and the rapidly changing nature of mobile devices and systems, we expect these issues to continue, particularly if we continue to expand in parts of the world where mobile data systems and connections are less stable. If partners or investors do not perceive our member, geographic, or other demographic metrics to be accurate representations of our member base, or if we discover material inaccuracies in our member, geographic, or other demographic metrics, our business, results of operations and reputation may be materially adversely impacted.
Risks Related to Information Technology Systems
Security breaches, improper access to or disclosure of our data or member data, other hacking and phishing attacks on our systems, or other cyber incidents could compromise the confidentiality and/or availability of sensitive information related to our business and/or personal data processed by us or on our behalf and expose us to liability, which could harm our reputation and materially adversely affect our business.
Our products and services and the operation of our business involve the collection, storage, processing, and transmission of data, including personal data. The information systems that store and process such data are susceptible to increasing threats of continually evolving cybersecurity risks. In particular, our industry is prone to cyber-attacks by third parties seeking unauthorized access to confidential or sensitive data, including member personal data, or to disrupt our ability to provide services, which could have a material adverse effect on our business, financial condition and results of operations. We face an ever-increasing number of threats to our information systems from a broad range of threat actors, including foreign governments, criminals, competitors, computer hackers, cyber terrorists and politically motivated groups or individuals, and we have previously experienced various attempts to access our information systems. These threats include physical or electronic break-ins, security breaches from inadvertent or intentional actions by our employees, contractors, consultants, and/or other third parties with otherwise legitimate access to our systems, website or facilities, or from cyber-attacks by malicious third parties, including by fraudulently inducing employees or members to disclose information, which could breach our security controls and disrupt our systems. The motivations of such actors may vary, but breaches that compromise the confidentiality, availability or integrity of our information technology systems can cause, among other things, interruptions, delays or operational malfunctions, which in turn could have a material adverse effect on our business, results of operations, financial condition and prospects. As artificial intelligence capabilities improve and are increasingly adopted, we may also see cyber-attacks created through artificial intelligence. At any given time, we face known and unknown cybersecurity risks and threats that cannot be fully eliminated, and we discover vulnerabilities in our security efforts.
Our business and operations span numerous geographies around the world, involve hundreds of employees, contractors, vendors, developers, partners, and other third parties, and rely on software and hardware that is highly technical and complex. In addition, many of our employees work remotely and utilize network connections, computers and devices outside our premises or network, which may pose additional data security risks. The complexity of our information technology systems, including the use of legacy systems, the integration of new technologies, and the rapid evolution of our products and services, may increase our exposure to cybersecurity risks or make it more difficult to prevent, detect, remediate, or respond to cyber incidents in a timely manner. As our systems grow and change, we may incur technical debt or face challenges related to system interoperability, scalability, or modernization, which could increase the likelihood of vulnerabilities, operational disruptions, or delays in implementing security updates or other remedial measures. Efforts to upgrade, replace, or remediate such systems may be costly, time-consuming, or disruptive to our operations, and any failure to do so effectively could materially adversely affect our business, financial condition and results of operations.
When cyber-attacks or other breaches occur, we may not be able to remedy them, we may be required by law to notify regulators and individuals whose personal information was used, accessed or disclosed without authorization, we may be subject to claims against us, including government enforcement actions or investigations, fines and litigation, and we may incur costs and expend significant capital and other resources to mitigate the impact of such events, including developing and implementing protections to prevent future events from occurring. When unauthorized use of, disclosure of or access to any of the confidential, sensitive or other personal information we collect or process occurs, the perception of the effectiveness of our security measures and our reputation may be harmed, we may lose current and potential members and the recognition of our various brands and such brands’ competitive positions may be diminished, any or all of which might materially adversely affect our business, financial condition and results of operations.

See “—We must monitor and, where applicable, comply with rapidly evolving laws and regulations relating to privacy, data protection and/or artificial intelligence across jurisdictions, and the failure to do so could result in claims, changes to our business practices, monetary penalties, increased cost of operations, or declines in member growth or engagement, or otherwise harm our business.” Our efforts to protect our confidential and sensitive data, the data of our members or other personal information we receive, and to minimize undesirable activities on our platform, may be unsuccessful due to software bugs or other technical malfunctions; employee, contractor, or vendor error or malfeasance, including defects or vulnerabilities in our service providers’ information technology systems or offerings, which we may have limited ability to monitor or remedy; government surveillance; breaches of physical security of our facilities or technical infrastructure; our or our third-party vendors’ implementation or use of artificial intelligence; or other threats that may surface or evolve. Any failure to prevent or mitigate security breaches and unauthorized access to or disclosure of our data or user data, including personal information, content, or payment information from users, or information from marketers, could result in the loss, modification, disclosure, destruction, or other misuse of such data, which could subject us to legal liability, harm our business and reputation and diminish our competitive position. We may incur significant costs in protecting against or remediating such incidents and as cybersecurity incidents continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any information security vulnerabilities.
In addition, the risks related to a security breach or disruption, including through a distributed denial-of-service (DDoS) attack, computer malware, ransomware, viruses, social engineering (predominantly spear phishing attacks), data scraping and general hacking, have become more prevalent and have generally increased as the number, intensity, and sophistication of attempted attacks and intrusions from around the world have increased and as more companies and individuals work remotely. Such security breaches or disruptions have occurred on our systems in the past and are very likely to occur on our systems in the future. We also regularly encounter attempts to create false or undesirable user accounts and advertisements or to take other actions on our platform for objectionable ends. As a result of our prominence, the size of our member base, the types and volume of personal data on our systems, and the evolving nature of our products and services (including our efforts involving new and emerging technologies), we may be a particularly attractive target for such attacks, including from highly sophisticated, state-sponsored, or otherwise well-funded actors. In order to address the increasing frequency and sophistication of such attacks and safeguard our systems, we may need to expend additional time and resources, as well as recruit people with specific expertise.
Our efforts to address undesirable activity on our platform also increase the risk of retaliatory attacks. Such breaches and attacks on us or our third-party service providers may cause interruptions to the services we provide, degrade the member experience, cause members or marketers to lose confidence and trust in our products and use our products less or stop using our products in their entirety or impair our internal systems, any of which could result in financial harm to us. Although we have developed technology and processes that are designed to protect our data and member data, to prevent data loss, to disable undesirable accounts and activities on our platform, and to prevent or detect security breaches, we cannot assure you that such measures will be successful, that we will be able to anticipate or detect all cyber-attacks or other breaches, that we will be able to react to cyber-attacks or other breaches in a timely manner, or that our remediation efforts will be successful.
While our insurance policies include cybersecurity-related liability, if we experience a significant security incident, we could be subject to liability or other damages that exceed our insurance coverage and we cannot be certain that such insurance policies will continue to be available to us on economically reasonable terms, or at all, or that any insurer will not deny coverage as to any future claim. The successful assertion of one or more large claims against us that exceed available insurance coverage, or any changes in our insurance policies, including premium increases or the imposition of larger deductibles or co-insurance requirements, could have a material adverse effect on our results of operations, financial condition and cash flows.
If the security of personal and confidential or sensitive member information that some of our partners maintain and store is breached, or otherwise accessed by unauthorized persons, it may be costly to remediate such a breach and our reputation could be harmed.
Some of our third-party service providers may receive or store information provided by us or by our members through mobile or web applications integrated with our applications and we may use third-party service providers to store, transmit and otherwise process certain confidential, sensitive or other personal information on our behalf. If these third parties fail to adopt or adhere to adequate data security practices, to comply with applicable legislation, to transfer data with the required adequate measures for the transfer, or in the event of a breach of their networks, our data or our members’ data may be improperly accessed, used, or disclosed, which could subject us to legal liability. We cannot control such third parties and cannot guarantee that a security breach will not occur on their systems. Although we may have contractual protections with our third-party service providers, contractors and consultants, any actual or perceived security breach could harm our reputation and brand, expose us to potential liability or require us to expend significant resources on data security and in responding to any such actual or perceived breach. Contractual protections alone may not be sufficient to adequately protect us from liabilities and losses, and we may be unable to enforce any such contractual protections.
We use and intend to further use AI in our business, and challenges with properly managing its use could result in reputational harm, competitive harm, legal liability and other material adverse effects on our business, financial condition and results of operations.
We use artificial intelligence technologies, machine learning, data analytics and similar tools (collectively, “AI”) in our products and services, and the integration of AI may become more important to our operations over time. For example, we have introduced AI capabilities to enhance our members' experience and safety, such as detecting inauthentic profiles and usage, and to improve our matching algorithm to help Bumble app members to see the most relevant potential matches. There are significant risks involved in adopting, developing, maintaining, and deploying AI, and there can be no assurance that the usage of AI will enhance our products or services or be beneficial to our business, including our efficiency or profitability. In particular, AI, including generative AI, may create inaccurate or misleading content or other unexpected results or behaviors, such as hallucinatory behavior, that can generate irrelevant, unintended, nonsensical, or factually incorrect results. Our members may rely on or use this flawed content or information to their detriment, which may expose us to brand or reputational harm, competitive harm, member complaints, legal liability, and other adverse consequences. In addition, any latency, disruption, or failure in our AI systems or infrastructure could result in delays or errors in our products and services. Such risks and adverse effects may arise notwithstanding any preventative policies or procedures that aim to restrict or govern the use of AI.
The development, maintenance and operation of AI requires additional investment in compliance, governance and the licensing or development of proprietary datasets, machine learning models, and systems to monitor and test for accuracy, bias, and other variables, which are complex and costly, and could impact our profit margin as we expand the use of AI in our products and services. The development, testing, and deployment of AI technologies also increases associated computing costs.
In addition to our proprietary technologies, we use AI licensed from third parties. Our ability to continue to adopt, integrate and use AI at the scale we may need may be dependent on access to specific third-party software and infrastructure, such as processing hardware or third-party AI models, and we cannot control the quality, availability or pricing of such third-party software and infrastructure. If any such third-party AI becomes incompatible with our products and services or unavailable for use or have degradations in performance, or if the providers of such models unfavorably change the terms on which their AI is offered or terminate their relationship with us, our solutions may become less appealing to our members. Moreover, to the extent any third-party AI is used as a vendor-hosted service, any disruption, outage, or loss of information through such hosted services could disrupt our operations, damage our reputation, cause a loss of confidence in our products and services, or result in legal claims or proceedings, for which we may be unable to recover damages from the affected provider.
Our competitors may incorporate AI into their services more quickly or more successfully than us, which could impair our ability to compete effectively. The use of AI by our service providers, counterparties and other third parties, whether or not known to us, could also expose us to risks. Certain AI technologies may also compete with, or contribute to the obsolescence of, other products and services including certain other AI technologies. Additionally, if the content or recommendations that AI applications assist in producing are or are alleged to be illegal, infringing third-party rights, deficient, inaccurate, offensive, biased, toxic or otherwise harmful, we may face reputational consequences or legal liability. AI also presents emerging ethical issues. If our use of AI becomes controversial, we may experience loss of member trust, as well as brand or reputational harm, competitive harm or legal liability. The use of AI could also expose us to further potential risks, such as an increased risk of cybersecurity threats and incidents and claims or otherwise adverse effects from infringements or violations of intellectual property (including claims related to AI technologies being considered to have similarities to other AI technologies), whether or not such risks are apparent. If the use of AI technologies increases the risk of exposure of our or others’ proprietary confidential information, or other confidential or sensitive information, to unauthorized recipients, including inadvertent disclosure of confidential or sensitive information into publicly available third-party training sets, our ability to realize the benefit of, or adequately maintain, protect and enforce our intellectual property or confidential information would be adversely impacted. We would also be further exposed to the risks and potential adverse effects associated with AI described herein where one of our service providers, or other organization connected to us, relies on AI.
AI is the subject of evolving review by various governmental and regulatory agencies around the globe, including the SEC and the FTC, and laws, rules, directives and regulations governing the use of AI are changing and evolving rapidly, such as the EU Artificial Intelligence Act (“EU AI Act”). Such regulations could have extraterritorial effect, may impose material requirements and may carry significant penalties for non-compliance. Furthermore, implementation standards, enforcement practices, and available scope of protection are likely to remain uncertain for the foreseeable future. We may not always be able to anticipate how courts and regulators will apply existing laws to AI, predict how new legal frameworks will develop to address AI, or otherwise respond to these frameworks as they are still rapidly evolving, and we may have to expend resources to adjust or audit our products and services in certain jurisdictions, especially if the legal frameworks on AI are not consistent across jurisdictions. In particular, use of personal data in foundational models and intellectual property ownership and license rights, including copyright, of generative and other AI output, have not been fully interpreted by courts or regulations. Recently there has also been increasing governmental scrutiny of the use of AI chatbots in the United States and globally. Any failure or perceived failure by us to comply with laws, rules, directives and regulations governing the use of AI could have an adverse impact on our business, and we may not be able to claim intellectual property ownership and license rights on any content or source code that we create using AI.
The rapid evolution of AI, including potential regulation, makes the risks of using AI impossible to predict, and will require the dedication of significant resources to develop, test and maintain AI, including to implement AI ethically in order to minimize unintended harmful impact. Any of the foregoing risks related to the use of AI could, whether directly or indirectly, harm our results of operations, our competitive position and wider business and materially adversely affect our business, financial condition and results of operations.

We are subject to a number of risks related to payment card transactions, including data security breaches and fraud that we or third parties experience or additional regulation, any of which could materially adversely affect our business, financial condition and results of operations.
In addition to purchases through the Apple App Store and the Google Play Store, we accept a number of direct payment options from our members, which are facilitated by online payment service providers, including credit and debit cards, mobile and internet provider billing, online wallet-based payments, bank transfers, and ticket- and voucher-based payments. The ability to access payment information on a real-time basis without having to proactively reach out to the member each time we process an auto-renewal payment or a payment for the purchase of a premium feature on any of our dating products is critical to our success and a seamless experience for our members.
When we or a third party experiences a data security breach involving payment card information, affected cardholders will often cancel their payment cards. In the case of a breach experienced by a third party, the more sizable the third party’s customer base and the greater the number of payment card accounts impacted, the more likely it is that our members would be impacted by such a breach. To the extent our members are ever affected by such a breach experienced by us or a third party, affected members would need to be contacted to obtain new payment card information and process any pending transactions. It is likely that we would not be able to reach all affected members, and even if we could, some members’ new payment card information may not be obtained and some pending transactions may not be processed, which could materially adversely affect our business, financial condition and results of operations.
We work with our payment service providers to utilize tokenization tools to replace sensitive cardholder information with a stand-in token to help secure individual cardholder bank account details in payment card transactions and to reduce the number of systems that have access to our members’ payment card information. While these tokenization tools can help limit the data security risks associated with payment card transactions, it does not eliminate those risks altogether.
Even if our members are not directly impacted by a given data security breach, they may lose confidence in the ability of service providers to protect their personal information generally, which could cause them to stop using their payment cards online and choose alternative payment methods that are not as convenient for us or restrict our ability to process payments without significant cost or member effort.
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
Finally, the passage or adoption of any legislation or regulation affecting pricing transparency or the ability of service providers to periodically charge consumers for, among other things, recurring subscription payments may materially adversely affect our business, financial condition and results of operations. For example, under the Payment Services Regulation 2017, banks and other payment services providers must develop and implement strong customer authentication to check that the person requesting access to an account or trying to make a payment is permitted to do so. Such regulations have impacted and could materially adversely affect our payment authorization rate, member journey, paying user conversion rates, and could also in the future affect our payment reversal rates. Legislation or regulation regarding the foregoing, or changes to existing legislation or regulation governing subscription payments, have been enacted or are being considered globally, including in many U.S. states and by the Federal Trade Commission, as well as in certain EU countries and the UK (for example, the Digital Markets, Competition and Consumers Act 2024 in the UK, which grants new consumer enforcement powers and sets out new rules for subscription contracts, which could increase compliance costs or constrain how we offer and monetize our service). While we monitor and attempt to comply with these legal developments, we have been in the past, and may be in the future, subject to claims under such legislation or regulation.
Our success depends, in part, on the integrity of third-party systems and infrastructure and on continued and unimpeded access to our products and services on the internet.
We rely on third parties, primarily data center service providers (such as colocation providers), as well as third-party cloud infrastructure and service providers, payment aggregators, computer systems, internet transit providers, other communications systems and service providers, and system management service providers, in connection with the provision of our products generally, as well as to facilitate and process certain transactions with our members. We have no control over any of these third parties, and we cannot guarantee that such third-party providers will not experience system interruptions, outages or delays, deterioration in their performance, or cyber attacks or other cyber incidents.
Problems or insolvency experienced by third-party data center service providers (such as colocation providers), cloud infrastructure and service providers, and payment aggregators, upon whom we rely, or the telecommunications network providers with whom we or they contract, or problems with the systems through which telecommunications providers allocate capacity among their customers could also materially adversely affect us. Any changes in service levels at our data centers, cloud infrastructure and service providers, or payment aggregators, or any interruptions, outages or delays in our systems or those of our third-party providers, or deterioration in the performance of these systems, including as a result of the need to secure large quantities of electricity to power AI and the corresponding strain on their electric grids, could impair our ability to provide our products or process transactions with our members, which could materially adversely impact our business, financial condition and results of operations. Additionally, if we need to migrate our business to different third-party data center service providers, cloud infrastructure and service providers, or payment aggregators, as a result of any such problems or insolvency, it could delay our ability to process transactions with our members.
Global climate change could result in certain types of natural disasters occurring more frequently or with more intense effects. Any such events experienced by third-party data center service providers (such as co-location providers), cloud infrastructure and service providers, and payment aggregators may result in members being subject to service disruptions or outages and we may not be able to recover our technical infrastructure and member data in a timely manner to restart or provide our services, which may adversely affect our financial results. We also have been, and may in the future be, subject to increased energy or other costs to maintain the availability or performance of our products in connection with any such events.
We continue to migrate a portion of our computing infrastructure to third party-hosted, cloud-based computing platforms. These migrations can be risky and may cause disruptions to the availability of our products due to service outages, downtime or other unforeseen issues that could increase our costs. We also may be subject to additional risk of cybersecurity breaches or other improper access to our data or confidential information during or following migrations to cloud-based computing platforms. In addition, cloud-based computing services may operate differently than anticipated when introduced or when new versions or enhancements are released. As we increase our reliance on cloud-based computing services, our exposure to damage from service interruptions may increase. In the event any such issues arise, it may be difficult for us to switch our operations from our cloud-based computing platforms to alternative providers. Further, any such transition could involve significant time and expense and could negatively impact our ability to deliver our products and services, which could harm our financial condition and results of operations. In addition, hosting costs will increase as member engagement grows, which could harm our business if we are unable to grow our revenue faster than the cost of using these services or the services of similar providers.
In addition, we depend on the ability of our members to access the internet. Currently, this access is provided by companies that have significant market power in the broadband and internet access marketplace, including incumbent telephone companies, cable companies, mobile communications companies, government-owned service providers, device manufacturers and operating system providers, any of whom could take actions that degrade, disrupt or increase the cost of member access to our products or services, which would, in turn, negatively impact our business. The adoption or repeal of any laws or regulations that adversely affect the growth, popularity or use of the internet, including laws or practices limiting internet neutrality, could decrease the demand for, or the usage of, our products and services, increase our cost of doing business and adversely affect our results of operations.
Moreover, government-initiated internet shutdowns or internet outages due to cyber-attacks in a geographical market in which we operate could also negatively impact our business. For example, a cyber-attack by Russia targeting Ukraine and any associated internet outage may affect the performance and operation of our independent contract moderators based in Ukraine, which could, in turn, materially adversely affect our business. While we believe our exposure from the recent conflicts in Eastern Europe and the Middle East is limited, we could experience unanticipated disruptions to our business as a result of current or future regional and global conflicts, including sanctions or other laws and regulations prohibiting or limiting operations in certain jurisdictions, increased risks of potential cyber attacks, related impacts to our members, or micro- or macro-economic effects on the global economy.
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
We have in the past experienced, and we may from time to time in the future experience, system interruptions that make some or all of our systems or data temporarily unavailable and prevent our products from functioning properly for our members; any such interruption could arise for any number of reasons, including human errors and as a result of our workforce reductions and related reorganizations over the last couple of years. Further, our systems and infrastructure are vulnerable to damage from fire, power loss, hardware errors, cyber-attacks, computer viruses, software bugs, technical limitations, telecommunications failures, acts of God and similar events. While we have backup systems in place for certain aspects of our operations, not all of our systems and infrastructure are fully redundant. Disaster recovery planning can never account for all possible eventualities and our property and business interruption insurance coverage may not be adequate to compensate us fully for any losses that we may suffer. Any interruptions or outages, regardless of the cause, could negatively impact our members’ experiences with our products, tarnish our brands’ reputations and decrease demand for our products, any or all of which could materially adversely affect our business, financial condition and results of operations. Moreover, even if detected, the resolution of such interruptions may take a long time, during which members may not be able to access, or may have limited access to, the service. See “—Security breaches, improper access to or disclosure of our data or member data, other hacking and phishing attacks on our systems, or other cyber incidents could compromise the confidentiality and/or availability of sensitive information related to our business and/or personal data processed by us or on our behalf and expose us to liability, which could harm our reputation and materially adversely affect our business.”
We also continually work to update and enhance our software and systems and expand the efficiency and scalability of our technology and network systems to improve the experience of our members, accommodate substantial increases in the volume of traffic to our various products, ensure acceptable load times for our products and keep up with changes in technology and member preferences, as well as to respond to regulatory changes and evolving security risks and industry standards. Implementation of changes in our technology may cost more or take longer than originally expected and may require more testing than initially anticipated. Furthermore, our future success will depend on our ability to adapt to emerging technologies such as tokenization, new authentication technologies, such as blockchain technologies, AI, virtual and augmented reality, and cloud technologies. Any failure to update and enhance our technology, or to adapt to emerging technologies, in a timely and cost-effective manner could materially adversely affect our members’ experience with our various products and thereby negatively impact the demand for our products, and could increase our costs, either of which could materially adversely affect our business, financial condition and results of operations.
Risks Related to Intellectual Property
If we are unable to obtain, maintain, protect and enforce intellectual property rights and successfully defend against claims of infringement, misappropriation or other violations of third-party intellectual property, it could materially adversely impact our business, financial condition and results of operations.
Our commercial success depends in part on avoiding infringement, misappropriation or other violations of the intellectual property rights of third parties. However, we may become party to disputes from time to time over rights and obligations concerning intellectual property held by third parties, and we may not prevail in these disputes. Companies in the internet, technology and social media industries are subject to frequent litigation based on allegations of infringement, misappropriation or other violations of intellectual property rights. Many companies in these industries have substantially larger intellectual property portfolios than we do, which could make us a target for litigation as we may not be able to assert counterclaims against parties that sue us for infringement, misappropriation or other violations of patent or other intellectual property rights. In addition, various “non-practicing entities” that own patents and other intellectual property rights often attempt to assert claims in order to extract value from technology companies and, given that these patent holding companies or other adverse intellectual property rights holders typically have no relevant product revenue, our own issued or pending patents and other intellectual property rights may provide little or no deterrence to these rights holders in bringing intellectual property rights claims against us. Further, from time to time we may introduce new products, product features and services, including in areas where we currently do not have an offering, which could increase our exposure to patent and other intellectual property claims from competitors and non-practicing entities There may be intellectual property or other rights held by others, including issued or pending patents, that cover significant aspects of our products and services, and we cannot be sure that we are not infringing or violating, and have not infringed or violated, any third-party intellectual property rights or that we will not be held to have done so or be accused of doing so in the future. In addition, some of our agreements with third-party partners require us to indemnify them for certain intellectual property claims against them, which could require us to incur considerable costs in defending such claims, and may require us to pay significant damages in the event of an adverse ruling. Such third-party partners may also discontinue their relationships with us as a result of injunctions or otherwise, which could result in loss of revenue and adversely impact our business operations.
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
Any claim or litigation alleging that we have infringed or otherwise violated intellectual property or other rights of third parties, with or without merit, and whether or not settled out of court or determined in our favor, could be time-consuming and costly to address and resolve, and could divert the time and attention of our management and technical personnel. Some of our competitors have substantially greater resources than we do and are able to sustain the costs of complex intellectual property litigation to a greater degree and for longer periods of time than we could. The outcome of any litigation is inherently uncertain, and there can be no assurances that favorable final outcomes will be obtained in all cases. In addition, third parties may seek, and we may become subject to, preliminary or provisional rulings in the course of any such litigation, including potential preliminary injunctions requiring us to cease some or all of our operations. We may decide to settle such lawsuits and disputes on terms that are unfavorable to us. Similarly, if any litigation to which we are a party is resolved adversely, we may be subject to an unfavorable judgment that may not be reversed upon appeal, including being subject to a permanent injunction and being required to pay substantial monetary damages, such as treble damages and attorneys’ fees, if we are found to have willfully infringed a party’s intellectual property rights. The terms of such a settlement or judgment may require us to cease some or all of our operations or pay substantial amounts to the other party. In addition, we may have to seek a license to continue practices found to be in violation of a third-party’s rights. If we are required, or choose to enter into royalty or licensing arrangements, such arrangements may not be available on reasonable terms, or at all, and may significantly increase our operating costs and expenses. Such arrangements may also only be available on a non-exclusive basis such that third parties, including our competitors, could have access to the same licensed technology to compete with us. As a result, we may also be required to develop or procure alternative non-infringing technology, which could require significant effort, time and expense, or discontinue use of the technology. There also can be no assurance that we would be able to develop or license suitable alternative technology to permit us to continue offering the affected products or services. If we cannot develop or license alternative technology for any allegedly infringing aspect of our business, we would be forced to limit our products and services and may be unable to compete effectively. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation. Any of the foregoing, and any unfavorable resolution of such disputes and litigation, would materially adversely impact our business, financial condition and results of operations.
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
We also may be forced to bring claims against third parties to determine the ownership of what we regard as our intellectual property or to enforce our intellectual property against its infringement, misappropriation or other violations by third parties. However, we may not prevail in any intellectual property-related proceedings that we initiate against third parties. Further, in such proceedings or in proceedings before patent, trademark and copyright agencies, our asserted intellectual property could be found to be invalid or unenforceable, in which case we could lose valuable intellectual property rights. In addition, even if we are successful in enforcing our intellectual property against third parties, the damages or other remedies awarded, if any, may not be commercially meaningful. Regardless of whether any such proceedings are resolved in our favor, such proceedings could cause us to incur significant expenses and could distract our personnel from their normal responsibilities. Accordingly, our efforts to enforce our intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we develop or license.
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
We use open source software in connection with a portion of our proprietary software and expect to continue to use open source software in the future. Under certain circumstances, some open source licenses require users of the licensed code to provide the user’s own proprietary source code to third parties upon request, or prohibit users from charging a fee to third parties in connection with the use of the user’s proprietary code. While we try to insulate our proprietary code from the effects of such open source license provisions, we cannot guarantee that we will be successful, that all open source software is reviewed prior to use in our products, that our developers have not incorporated open source software into our products, or that they will not do so in the future. Accordingly, we may face claims from third parties challenging our use of open source software, claiming ownership of, or seeking to enforce the license terms applicable to such open source software, including by demanding release of the open source software, derivative works or our proprietary source code that was developed or distributed with such software. Such claims could also require us to purchase a commercial license or require us to devote additional research and development resources to change our software, any of which would have a negative effect on our business and results of operations. In addition, if the license terms for the open source code change, we may be forced to re-engineer our software or incur additional costs. Additionally, the terms of many open source licenses to which we are subject have not been interpreted by U.S. or foreign courts. There is a risk that open source software licenses could be construed in a manner that imposes unanticipated conditions or restrictions on our ability to market or provide our products.
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
Lastly, open source software may contain security vulnerabilities, defects, or other weaknesses that could be exploited, result in service disruptions, data breaches or other cybersecurity incidents, or require significant remediation efforts, any of which could materially adversely affect our business, financial condition or results of operations.

Risks Related to Regulation and Litigation
Our business is subject to complex and evolving U.S. and international laws and regulations. Many of these laws and regulations are subject to change and uncertain interpretation, and could result in claims, changes to our business practices, monetary penalties, increased cost of operations, or declines in member growth or engagement, or otherwise harm our business.
We are subject to a variety of laws and regulations in the United States and abroad that involve matters that are important to or may otherwise impact our business, including, among others, broadband internet access, online commerce, online safety, advertising, member privacy, data protection, cybersecurity, artificial intelligence, intermediary liability, protection of minors, consumer protection, general safety, sex-trafficking, labor and employment, taxation and securities law compliance. These U.S. federal, state, and municipal and foreign laws and regulations, which in some cases can be enforced by private parties in addition to government entities, are constantly evolving and can be subject to significant change. In addition, foreign laws and regulations can impose different obligations or be more restrictive than those in the United States. Further, the introduction of new brands and products or changes to existing brands and products, expansion of our activities in certain jurisdictions, or other actions that we may take may result in new or enhanced governmental or regulatory scrutiny.
The application, interpretation, and enforcement of these laws and regulations are often uncertain and difficult to predict, particularly in the new and rapidly evolving industry in which we operate, and may be interpreted and applied inconsistently from state to state and country to country and inconsistently with our current policies and practices, and we currently, and from time to time, may not be in technical compliance with all such regulations. For example, U.S. courts have frequently interpreted Title III of the Americans with Disabilities Act (the “ADA”) to require websites and web-based applications to be made fully accessible to individuals with disabilities. Though we have made enhancements to our products to improve accessibility, we may still become subject to claims that our apps are not fully compliant with the ADA, which may require us to make additional modifications to our products to provide enhanced or accessible services to, or make reasonable accommodations for, individuals, and could result in litigation, including class action lawsuits. Such laws and regulations, as well as any associated inquiries or investigations or any other government actions, may be costly to comply with and may delay or impede the development of new products, require that we change or cease certain business practices, result in negative publicity, decrease demand for our services, reduce our revenues, increase our operating costs, require significant management time and attention, and subject us to remedies that may harm our business, including fines, demands or orders that require us to modify or cease existing business practices. For example, a variety of laws and regulations govern the ability of members to cancel subscriptions and auto-payment renewals. We have in the past and may in the future be subject to claims under such laws and regulations that could materially adversely affect our business.
In particular, we are subject to various laws with regard to content moderation, such as the EU Digital Services Act, which may affect our business and operations and subject us to significant fines if such laws are interpreted and applied in a manner inconsistent with our practices. Other countries such as the United Kingdom have implemented similar legislation that ensure appropriate age assurance measures are in place and impose penalties for failure to remove certain types of content. Similarly, content moderation laws are being considered in some U.S. states. Moreover, in the United States, there are laws targeting companies that operate online dating services, such as the Colorado SB11 Online-Facilitated Misconduct and Remote Tracking Law, which include significant penalties for non-compliance, and specific fraud ban laws such as the Utah Online Safety Dating Act. There is also a developing trend for online safety codes to target specific industries such as the online dating industry (for example, in Australia, the Relevant Electronic Code has come into effect). Such online safety laws and codes may require us, in the future, to change our products, business practices or operations, which could adversely affect member growth and engagement and increase compliance costs for our business.
The adoption of any laws or regulations that adversely affect the popularity or growth in use of the internet or our services, including laws or regulations that undermine open and neutrally administered internet access, could decrease member demand for our service offerings and increase our cost of doing business.
Furthermore, we are subject to rules and regulations of the United States and abroad relating to export controls and economic sanctions, including, but not limited to, trade sanctions administered by the Office of Foreign Assets Control within the U.S. Department of the Treasury, as well as the Export Administration Regulations administered by the Department of Commerce. These regulations may limit our ability to market, sell, distribute or otherwise transfer our products or technology to prohibited countries or persons. While we have taken steps to comply with these rules and regulations, a determination that we have failed to comply, whether knowingly or inadvertently, may result in substantial penalties, including fines, enforcement actions, civil and/or criminal sanctions, the disgorgement of profits, and may materially adversely affect our business, results of operations and financial condition. See “— We operate in various international markets, including certain markets in which we have limited experience, and some of our brands continue to seek to increase their international scope. As a result, we face additional risks in connection with certain of our international operations.”
We must monitor and, where applicable, comply with rapidly evolving laws and regulations relating to privacy, data protection and/or artificial intelligence across jurisdictions, and the failure to do so could result in claims, changes to our business practices, monetary penalties, increased cost of operations, or declines in member growth or engagement, or otherwise harm our business.
Our success depends, in part, on our ability to access, collect, and use personal data about our members, payers and employees in a responsible way, and to comply with applicable data privacy laws. We process a significant volume of personal data and other regulated information both about our members and employees. There are numerous laws and related regulator guidance in the countries in which we operate regarding privacy, data protection and/or artificial intelligence and numerous laws that stipulate detailed requirements for the storage, sharing, use, processing, disclosure and protection of personal data, the scope of which are constantly changing, and in some cases, these laws are inconsistent and conflicting and subject to differing interpretations. As new laws of this nature are proposed and adopted across the world, we currently, and from time to time, may not be in technical compliance with all such laws. Monitoring and complying with such laws could cause us to incur significant costs. Such laws also are becoming increasingly rigorous and could be interpreted and applied in ways that may have a material adverse effect on our business, financial condition and results of operations. In addition, enforcement practices are likely to remain unpredictable for the foreseeable future.
Amongst other laws and regulations, we are and will continue to be subject to:
•the GDPR, which has a broad array of detailed requirements for the handling of personal data. The GDPR includes obligations and restrictions concerning the processing of personal data, obtaining consent for processing, and rights of individuals to whom the personal data relates, the transfer of personal data out of the European Economic Area (“EEA”), security breach notifications and maintaining the security and confidentiality of personal data. Under the GDPR we may be subject to fines of up to €20 million or up to 4% of the total worldwide annual group turnover of the preceding financial year (whichever is higher), as well as face claims from individuals based on the GDPR’s private rights of action. The GDPR is continuously interpreted by EU data protection regulators and the European Data Protection Board, which requires us to make changes to our business practices from time to time that could be time-consuming and expensive, and could generate additional risks and liabilities.
•the UK GDPR, the UK Data Protection Act of 2018 and the UK Data Use and Access Act of 2025, which expose us to a different interpretation of the law by the UK Information Commissioner’s Office as well as two parallel regimes for the protection of personal data, each of which authorizes similar fines and which may lead to potentially divergent enforcement actions. Furthermore, the new UK Data Use and Access Act of 2025 introduced various amendments to the wider UK data protection regime and created more deviations between the UK GDPR and the GDPR. The new UK Data Use and Access Act of 2025 will, inter alia, bring the maximum fine threshold under the UK ePrivacy rules (currently £500,000) in line with the UK GDPR threshold (i.e., the higher of £17.5 million or 4% of annual global turnover).
•legislation relating to privacy and electronic communications, such as the EU ePrivacy Directive. The ePrivacy Directive applies in the member states of the EEA, and is also implemented in the UK via the UK Privacy and Electronic Communications Regulations. Such legislation imposes restrictions and requirements on, amongst other things, direct electronic marketing and the use of cookies.
•legislation relating to the use of and the development of artificial intelligence technologies, for example the EU AI Act. Certain requirements under the EU AI Act began to apply on February 2, 2025, with the remaining requirements becoming effective on a staggered basis. The EU AI Act will impose material requirements on both the providers and deployers of AI technologies, and prohibit certain AI practices, with infringement punishable by sanctions of up to 7% of annual worldwide turnover or €35 million (whichever is higher) for the most serious breaches.
•new and amended comprehensive and sector-specific (e.g., biometric, dating) privacy laws in a number of U.S. states, including California, Virginia, Colorado, Connecticut, Utah, Montana, Oregon, Illinois and Texas, as well as others that are expected to come into force over the coming months. These laws and regulations impose, or have the potential to impose, additional obligations on companies that collect, store, use, retain, disclose, transfer and otherwise process confidential, sensitive and personal information, and will continue to shape the data privacy environment nationally.
•effective April 8, 2025, the U.S. Department of Justice’s new “Data Security Program” (the “DSP”) restricts, and in some cases prohibits, certain transactions that involve logical or physical “access” to specified categories of data related to U.S. persons and the U.S. government by persons with certain touchpoints to “countries of concern,” currently defined to include China (including Hong Kong and Macau), Cuba, Iran, North Korea, Russia and Venezuela. The DSP imposes certain diligence, security, audit and record-keeping requirements on companies that engage in covered transactions, and non-compliance could result in significant civil or criminal penalties. In addition to potential legal risks, the DSP may create operational challenges by restricting companies’ ability to share data with affiliates and third parties.
Elsewhere internationally, we are subject to additional and in some cases more stringent legal obligations concerning our treatment of member, employee and other personal data, such as laws regarding data localization and/or restrictions on data export, bans on collection of certain identifiers (e.g. identification codes in government-issued IDs), and legal requirements relating to the transfer of personal data across international borders that continue to evolve. Furthermore, new laws and regulations continue to develop and evolve. For example, the Office of The Privacy Commissioner of Canada recently commissioned a joint statement with several key data protection authorities, stating that data scraping protection measures should be taken by all social media companies and those hosting publicly available data, regardless of their size. If we do not successfully protect the personal data that we host from unlawful data scraping, or if we ourselves fail to comply with privacy and AI laws when using scraped data sets from our own platform to train artificial intelligence, we may be subject to fines and regulatory actions, and there could be a materially adverse impact on our reputation and business.

On November 19, 2025, the EU published a proposal to make certain simplifications to the GDPR and other data, privacy and cybersecurity-related laws, including the ePrivacy Directive. Future further divergence between the data protection requirements of the EEA and the UK could create a greater dual regulatory compliance burden for organizations subject to both regimes. Furthermore, the GDPR and the UK GDPR, respectively, prohibit transfers of personal data from the EEA or the UK to most other countries including the United States, unless a particular compliance mechanism (and, if necessary, certain safeguards) are implemented. One such mechanism is the use of “standard contractual clauses” published by the European Commission (and/or similar or related clauses published pursuant to the UK GDPR). Moreover, recent and potential new rules and restrictions on the flow of data across borders under other global data protection laws, if applicable, or more stringent privacy laws which impact the legal basis for which we can use personal data, could increase the cost and complexity of conducting business in some markets.
Additionally, federal regulators such as the Federal Trade Commission (“FTC”) continue to increase their focus on privacy and data security practices at technology and other companies. For example, in 2022, the FTC released an Advanced Notice of Proposed Rulemaking to consider data security practices that harm consumers.
The myriad international and U.S. privacy and data breach laws are not consistent, and compliance in the event of a widespread data breach is difficult and may be costly. In addition to government regulation, privacy advocates and industry groups have and may in the future propose self-regulatory standards from time to time. These and other industry standards may legally or contractually apply to us, or we may elect to comply with such standards. Failure to comply with evolving privacy laws and standards could result in claims, changes to our business practices, monetary penalties, increased cost of operations, or declines in member growth or engagement, or otherwise harm our business or our reputation, and to the extent that we need to alter our business model or practices to adapt to these obligations, we could incur additional expenses, which may in turn materially adversely affect our business, financial condition, and results of operations.
We are subject to litigation and adverse outcomes in such litigation could have a material adverse effect on our financial condition.
We are, and from time to time may become, subject to litigation and various legal proceedings, including litigation and legal proceedings related to intellectual property matters, privacy, data protection and consumer protection laws, as well as stockholder derivative suits, class action lawsuits, mass arbitrations, actions from former or current employees and other matters, that involve claims for substantial amounts of money or for other relief, result in significant costs for legal representation, arbitration fees, or other legal or related services, or that might necessitate changes to our business or operations. Further, because we believe that designing our applications, and particularly Bumble, with women at the center creates healthier interactions and better outcomes for all members, we have been, and may continue to be, subject to discrimination lawsuits. Moreover, we have been, and may in the future be, subject to legacy claims or liabilities arising from systems, product features or controls in earlier periods of our development. The defense of these actions is time consuming and expensive and may subject us to remedies that may require us to modify or cease existing business. We evaluate these litigation claims and legal proceedings to assess the likelihood of unfavorable outcomes and to estimate, if possible, the amount of potential losses. Based on these assessments and estimates, we may establish reserves and/or disclose the relevant litigation claims or legal proceedings, as and when required or appropriate. These assessments and estimates are based on information available to management at the time of such assessment or estimation and involve a significant amount of judgment. As a result, actual outcomes or losses could differ materially from those envisioned by our current assessments and estimates. Our failure to successfully defend or settle any of these litigations or legal proceedings could result in liability that, to the extent not covered by our insurance, could have a material adverse effect on our business, financial condition and results of operations. See Part I, “Item 3— Legal Proceedings” and Note 20, Commitments and Contingencies, to the audited consolidated financial statements included in Part II, “Item 8―Financial Statements and Supplementary Data.”
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

On January 5, 2026, the OECD released Administrative Guidance containing the Side-by-Side agreement (“SbS System”) as part of a broader package of Administrative Guidance on Pillar Two, introducing two new Pillar Two safe harbours for MNE Groups headquartered in jurisdictions with both eligible domestic and worldwide tax systems and for MNE Groups with a UPE located in a jurisdiction that has an eligible domestic tax system but not an eligible worldwide tax system. The Central Record for purposes of the Global Minimum Tax was updated on January 5, 2026 to reflect that the United States is an eligible jurisdiction for the SbS SH. We expect the SbS SH will have significant future impact on our Pillar Two computations, however, the impact will depend on the timing of enactment and the exact nature of each country’s GloBE legislation. Accordingly, we are still evaluating the potential consequences of Pillar Two on our longer-term financial position.

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
Developing and acting on initiatives and new legal imperatives within the scope of ESG, and collecting, measuring and reporting ESG-related information and metrics under evolving reporting standards can be costly, difficult and time-consuming. In particular, California’s Climate Corporate Data Accountability Act, Climate-Related Financial Risk Act and Voluntary Carbon Market Disclosures Act require new reporting relating to greenhouse gas (“GHG”) emissions, climate-related financial risk, and involvement in the voluntary carbon market or regarding certain claims about carbon or GHG emissions, respectively. Similarly, in the UK, certain large companies are subject to requirements to report energy usage and GHG emissions data on an annual basis under both the Streamlined Energy and Carbon Reporting Framework and the Energy Savings Opportunity Scheme, as well as information relating to climate change-related risks and opportunities under the UK’s Companies (Strategic Report) (Climate-related Financial Disclosure) Regulations 2022. We may also communicate certain initiatives and goals regarding environmental matters, diversity, responsible sourcing, social investments and other ESG-related matters in our SEC filings or in other public disclosures. These ESG- related initiatives and goals could be difficult and expensive to implement, the technologies needed to implement them may not be cost-effective and may not advance at a sufficient pace, and we could be criticized for the inaccuracy, inadequacy or incompleteness of the disclosure. Further, statements about our ESG-related initiatives and goals, and progress against those goals, may be based on standards for measuring progress that are still developing, internal controls and processes that continue to evolve, and assumptions that are subject to change in the future. In addition, we could be criticized for the scope or nature of such initiatives or goals, for steps taken or not taken to achieve the goals, or for any revisions to these goals. If our ESG-related data, processes and reporting are incomplete or inaccurate, or if we fail to achieve or disclose adequate progress with respect to our goals within the scope of ESG on a timely basis, or at all, our reputation, business, financial condition or results of operations could be adversely affected. At the same time, regulators have increasingly expressed or pursued opposing views, legislation and investment expectations with respect to sustainability initiatives. In recent years anti-ESG and anti-DEI sentiment has gained momentum across the United States, with several dozen states, Congress and the Executive Branch having proposed or enacted “anti-ESG” and “anti-DEI” policies, legislation, executive orders or initiatives or issued related legal opinions. Conflicting regulations and a lack of harmonization of ESG legal and regulatory environments across the jurisdictions in which we operate may create enhanced compliance risks and costs. Failure to prepare for and meet evolving standards and expectations could result in regulatory penalties, investor backlash and diminished shareholder confidence.
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
We have a substantial amount of debt, which requires significant interest and principal payments. As of December 31, 2025, we had $591 million of indebtedness outstanding. Subject to the limits contained in the Credit Agreement (as defined herein) that governs our credit facilities, we may be able to incur substantial additional debt from time to time to finance working capital, capital expenditures, investments or acquisitions, or for other purposes. If we do so, the risks related to our high level of debt could increase. Specifically, our high level of debt could have important consequences, including the following:
•it may be difficult for us to satisfy our obligations, including debt service requirements under our outstanding debt;
•our ability to obtain additional financing for working capital, capital expenditures, debt service requirements, acquisitions or other general corporate purposes may be impaired;
•a substantial portion of cash flow from operations are required to be dedicated to the payment of principal and interest on our indebtedness, therefore reducing our ability to use our cash flow to fund our operations, capital expenditures, future business opportunities and other purposes;
•we could be more vulnerable to economic downturns and adverse industry conditions and our flexibility to plan for, or react to, changes in our business or industry is more limited;
•our ability to capitalize on business opportunities and to react to competitive pressures, as compared to our competitors, may be compromised due to our high level of debt and the restrictive covenants in the Credit Agreement that governs our credit facilities;
•our ability to borrow additional funds or to refinance debt may be limited; and
•it may cause potential or existing service providers to not contract with us due to concerns over our ability to meet our financial obligations under such contracts.
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
The Company’s outstanding term loans under the Credit Agreement have a carrying value of $588 million as of December 31, 2025 and mature on January 29, 2027. Our ability to make scheduled payments on and to refinance our indebtedness depends on and is subject to our financial and operating performance, which in turn is affected by general and regional economic, financial, competitive, business and other factors and reimbursement actions of governmental and commercial payers, all of which are beyond our control, including the availability of financing in the international banking and capital markets. We cannot assure you that our business will generate sufficient cash flow from operations or that future borrowings will be available to us in an amount sufficient to enable us to service our debt, to refinance or pay off our debt or to fund our other liquidity needs. Any refinancing or restructuring of our indebtedness could be at higher interest rates and may require us to comply with more onerous covenants that could further restrict our business operations. Moreover, in the event of a default, the holders of our indebtedness could elect to declare such indebtedness to be due and payable and/or elect to exercise other rights, such as the lenders under our Revolving Credit Facility terminating their commitments thereunder and ceasing to make further loans or the lenders under our Senior Secured Credit Facilities instituting foreclosure proceedings against their collateral, any of which could materially adversely affect our results of operations and financial condition.
Furthermore, all of the debt under our credit facilities bears interest at variable rates. If interest rates increase, our debt service obligations on our credit facilities would increase even though the amount borrowed remained the same, especially if our hedging strategies do not effectively mitigate the effects of such increases, and our net income and cash flows, including cash available for servicing our indebtedness, would correspondingly decrease.

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
Risks Related to Our Organizational Structure
Bumble Inc. is a holding company and its only material asset is its interest in Bumble Holdings, and it is accordingly dependent upon distributions from Bumble Holdings to pay taxes and dividends.
Bumble Inc. is a holding company and has no material assets other than its ownership of Common Units. Bumble Inc. has no independent means of generating revenue. Bumble Inc. has caused and intends to continue to cause Bumble Holdings to make distributions to holders of its Common Units, including Bumble Inc. and our Pre-IPO Common Unitholders, and Incentive Units in an amount sufficient to cover all applicable taxes at assumed tax rates and dividends, if any, declared by it. Deterioration in the financial condition, earnings or cash flow of Bumble Holdings and its subsidiaries for any reason could limit or impair their ability to pay such distributions. Additionally, to the extent that Bumble Inc. needs funds, and Bumble Holdings is restricted from making such distributions under applicable law or regulation or under the terms of our financing arrangements, or is otherwise unable to provide such funds, such restriction could materially adversely affect our liquidity and financial condition.
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
As of February 27, 2026, our Principal Stockholders beneficially own approximately 86.5% of the combined voting power of our Class A and Class B common stock. Moreover, we nominate to our Board individuals designated by our Principal Stockholders in accordance with the stockholders agreement. Our Principal Stockholders have the right to designate directors subject to the maintenance of certain ownership requirements in us. Even when our Principal Stockholders cease to own shares of our stock representing a majority of the total voting power, for so long as our Principal Stockholders continue to own a significant percentage of our stock, they will still be able to significantly influence or effectively control the composition of our Board of Directors and the approval of actions requiring stockholder approval through their voting power. Accordingly, for such period of time, our Principal Stockholders will have significant influence with respect to our management, business plans and policies, including the appointment and removal of our officers. In particular, for so long as our Sponsor continues to own a significant percentage of our stock, our Sponsor will be able to cause or prevent a change of control of our company or a change in the composition of our Board of Directors and could preclude any unsolicited acquisition of our company. The concentration of ownership could deprive you of an opportunity to receive a premium for your shares of Class A common stock as part of a sale of our company and ultimately might affect the market price of our Class A common stock.
In addition, as of February 27, 2026, the Pre-IPO Common Unitholders (which include our Sponsor and our Founder) own approximately 14.1% of the Common Units. Because they hold their ownership interest in our business directly in Bumble Holdings, rather than through Bumble Inc., the Pre-IPO Common Unitholders may have conflicting interests with holders of shares of our Class A common stock. For example, if Bumble Holdings makes distributions to Bumble Inc., the Pre-IPO Common Unitholders and participating Incentive Unitholders (as described below) will also be entitled to receive such distributions pro rata in accordance with the percentages of their respective Common Units or Incentive Units, as applicable, in Bumble Holdings and their preferences as to the timing and amount of any such distributions may differ from those of our public stockholders. Incentive Units are not entitled to receive distributions (other than tax distributions) until holders of Common Units have received a minimum return as provided in the amended and restated limited partnership agreement of Bumble Holdings. However, Incentive Units have the benefit of adjustment provisions that will reduce the participation threshold for distributions in respect of which they do not participate until there is no participation threshold, at which time the Incentive Units would participate pro rata with distributions on Common Units. Our pre-IPO owners may also have different tax positions from us which could influence their decisions regarding whether and when to dispose of assets, and whether and when to incur new or refinance existing indebtedness. In addition, the structuring of future transactions may take into consideration our pre-IPO owners’ tax or other considerations even where no similar benefit would accrue to us.
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
Our Principal Stockholders are parties to a stockholders agreement and, as of February 27, 2026, beneficially own approximately 86.5% of the combined voting power of our Class A and Class B common stock. As a result, we are a “controlled company” within the meaning of the Nasdaq corporate governance standards. Under these corporate governance standards, a company of which more than 50% of the voting power in the election of directors is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements. For example, controlled companies:
(1)are not required to have a Board that is composed of a majority of “independent directors,” as defined under Nasdaq rules;
(2)are not required to have a compensation committee that is composed entirely of independent directors; and

(3)are not required to have director nominations be made, or recommended to the full Board of Directors, by its independent directors or by a nominations committee that is composed entirely of independent directors.
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
As of February 27, 2026, we have 5,870,184,280 shares of Class A common stock authorized but unissued, including 21,248,446 shares of Class A common stock issuable upon exchange of Common Units that are held by the Pre-IPO Common Unitholders. Our certificate of incorporation authorizes us to issue these shares of Class A common stock and options, rights, warrants and appreciation rights relating to Class A common stock for the consideration and on the terms and conditions established by our Board of Directors in its sole discretion, whether in connection with acquisitions or otherwise. Similarly, the amended and restated limited partnership agreement of Bumble Holdings permits Bumble Holdings to issue an unlimited number of additional limited partnership interests of Bumble Holdings with designations, preferences, rights, powers and duties that are different from, and may be senior to, those applicable to the Common Units, and which may be exchangeable for shares of our Class A common stock. Additionally, we have reserved an aggregate of 65,295,768 shares of Class A common stock or Common Units for issuance under our Omnibus Incentive Plan, including shares of Class A common stock issuable upon exchange for 8,020,561 as-converted Incentive Units held by the Incentive Unitholders with a weighted average participation threshold of $13.26 per unit. There are also 4,500,000 shares of Class A common stock reserved for issuance under our 2021 Employee Stock Purchase Plan (“ESPP”). Any Class A common stock that we issue, including under our Omnibus Incentive Plan, our ESPP or other equity incentive plans that we may adopt in the future, would dilute the percentage ownership held by investors who purchase Class A common stock.
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
Our amended and restated certificate of incorporation and amended and restated bylaws contain provisions that may make the merger or acquisition of our company more difficult without the approval of our Board of Directors. Among other things, these provisions:
•provide that our Board of Directors will be divided into three classes, as nearly equal in size as possible, with directors in each class serving three-year terms and with terms of the directors of only one class expiring in any given year;
•provide for the removal of directors only for cause and only upon the affirmative vote of the holders of at least 66 2⁄3% in voting power of the outstanding shares of our capital stock entitled to vote, if our Principal Stockholders and our Co- Investor beneficially own less than 30% of the total voting power of all then outstanding shares of our capital stock entitled to vote generally in the election of directors and provide that specified directors designated pursuant to the stockholders agreement may not be removed without cause without the consent of the specified designating party;
•provide that subject to the rights of the holders of any preferred stock and the rights granted pursuant to the stockholders agreement, vacancies and newly created directorships may be filled only by the remaining directors at any time the Principal Stockholders and our Co-Investor beneficially own less than 30% of the total voting power of all then outstanding shares of our capital stock entitled to vote generally in the election of directors;
•would allow us to authorize the issuance of shares of one or more series of preferred stock, including in connection with a stockholder rights plan, financing transactions or otherwise, the terms of which series may be established and the shares of which may be issued without stockholder approval, and which may include super voting, special approval, dividend, or other rights or preferences superior to the rights of the holders of common stock;
•prohibit stockholder action by written consent from and after the date on which our Principal Stockholders and our Co- Investor beneficially own at least 30% of the total voting power of all then outstanding shares of our capital stock entitled to vote generally in the election of directors unless such action is recommended by all directors then in office;
•provide for certain limitations on convening special stockholder meetings;
•provide that the Board of Directors is expressly authorized to make, alter, or repeal our bylaws and that our stockholders may only amend our bylaws with the approval of 66 2⁄3% or more of all of the outstanding shares of our capital stock entitled to vote, if our Principal Stockholders and our Co-Investor beneficially own less than 30% of the total voting power of all then outstanding shares of our capital stock entitled to vote generally in the election of directors;

•provide that certain provisions of our amended and restated certificate of incorporation may be amended only by the affirmative vote of the holders of at least 66 2⁄3% in voting power of the outstanding shares of our capital stock entitled to vote, if our Principal Stockholders and our Co-Investor beneficially own less than 30% of the total voting power of all then outstanding shares of our capital stock entitled to vote generally in the election of directors; and
•establish advance notice requirements for nominations for elections to our Board or for proposing matters that can be acted upon by stockholders at stockholder meetings.
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
Our quarterly operating results and other operating metrics have fluctuated in the past and may continue to fluctuate from quarter to quarter, which makes them difficult to predict. Our financial condition and operating results in any given quarter can be influenced by numerous factors, many of which we are unable to predict or are outside of our control, including, for example:
•the timing, size and effectiveness of our marketing efforts;
•the timing and success of new product, service and feature introductions by us or our competitors or any other change in the competitive landscape of our market;
•fluctuations in the rate at which we attract new members, the level of engagement of such members and the propensity of such members to subscribe to our brands or to purchase à la carte features;
•successful expansion into international markets;
•errors in our forecasting of the demand for our products and services, which could lead to lower revenue or increased costs, or both;
•increases in sales and marketing, product development or other operating expenses that we may incur to grow and expand our operations and to remain competitive;

•the implementation of new business plans and strategies intended to drive long-term growth;
•decisions to slow or cease development for an application, or to shut down such application altogether;
•impairments to our goodwill and intangible assets as a result of a number of factors, some of which are beyond our control;
•the diversification and growth of our revenue sources;
•our ability to maintain gross margins and operating margins;
•fluctuations in currency exchange rates and changes in the proportion of our revenue and expenses denominated in foreign currencies;
•changes in our effective tax rate;
•changes in accounting standards, policies, guidance, interpretations, or principles;
•our development and improvement of the quality of our app experiences, including, enhancing existing and creating new products, services, technology and features;
•the continued development and upgrading of our technology platform;
•system failures or breaches of security or privacy;
•our ability to obtain, maintain, protect and enforce intellectual property rights and successfully defend against claims of infringement, misappropriation or other violations of third-party intellectual property;
•adverse litigation judgments, settlements, or other litigation-related costs;
•changes in the legislative or regulatory environment, including with respect to privacy, intellectual property, consumer product safety, and advertising, or enforcement by government regulators, including fines, orders, or consent decrees;
•changes in business or macroeconomic conditions, including the impact of lower consumer confidence in our business or in the online dating and social connection industry generally, recessionary conditions, inflation, interest rates, increased unemployment rates, stagnant or declining wages, political unrest, tariffs and resulting trade wars, terrorism, armed conflicts, pandemics or epidemics or natural disasters; and
•changes in our expected estimated useful life of property and equipment and intangible assets.
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
Fluctuations in inflation have negatively affected and may continue to negatively affect our business, financial condition and results of operations by affecting our expenses, including, but not limited to, employee compensation expenses. If the inflation rate increases, our expenses may also increase. Any attempts to offset cost increases with price increases may result in a decrease in the number of Paying Users, increased member dissatisfaction or otherwise harm our reputation. Our sensitivity to economic cycles and any related fluctuation in consumer demand for our products and services could materially adversely affect our business, financial condition, and results of operations.
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
We operate in various international markets. During the year ended December 31, 2025, 55.9% of our total revenues were from outside of the United States. We translate international revenues into U.S. dollar-denominated operating results and during periods of a strengthening U.S. dollar, our international revenues will be reduced when translated into U.S. dollars. In addition, as foreign currency exchange rates fluctuate, the translation of our international revenues into U.S. dollar-denominated operating results affects the period-over-period comparability of such results and can result in foreign currency exchange gains and losses. Furthermore, a portion of our costs and expenses have been, and we anticipate will continue to be, denominated in foreign currencies, including the British pound (“GBP”) and Euro. If the value of the U.S. dollar depreciates significantly against these currencies and our revenues translated into U.S. dollars stay the same or decrease, our costs as measured in U.S. dollars as a percent of our revenues will correspondingly increase and our margins will suffer. We have exposure to foreign currency exchange risk related to transactions carried out in any currency other than the U.S. dollar, and investments in foreign subsidiaries with a functional currency other than the U.S. dollar. See “Item 7A―Quantitative and Qualitative Disclosures About Market Risk—Foreign Currency Exchange Risk.”
Significant foreign exchange rate fluctuations, in the case of one currency or collectively with other currencies, due to geopolitical and macroeconomic events or otherwise, could materially adversely affect our business, financial condition and results of operations.
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
We have, in the past, made acquisitions and may continue to seek potential acquisition candidates to add complementary companies, products or technologies. The identification of suitable acquisition candidates can be difficult, time-consuming and costly, and we may not be able to successfully complete identified acquisitions. In addition, the market price volatility of our Class A common stock could limit our ability to make acquisitions.
We may experience operational and financial risks in connection with historical and future acquisitions if we are unable to:
•properly value prospective acquisitions, especially those with limited operating histories;
•accurately review acquisition candidates’ business practices against applicable laws and regulations and, where applicable, implement proper remediation controls, procedures, and policies;
•successfully integrate the operations, as well as the accounting, financial controls, management information, technology, human resources and other administrative systems, of acquired businesses with our existing operations and systems, particularly with respect to companies that have significant operations or that develop products with which we do not have prior experience;
•overcome cultural challenges associated with integrating employees from the acquired company into our organization;
•successfully identify and realize potential synergies among acquired and existing businesses;
•fully identify potential risks and liabilities associated with acquired businesses, including intellectual property infringement claims, violations of laws, commercial disputes, tax liabilities, litigation or other claims in connection with the acquired company, including claims from terminated employees, former stockholders or other third parties, and other known and unknown liabilities;
•retain or hire senior management and other key personnel at acquired businesses; and
•successfully manage acquisition-related strain on our management, operations and financial resources and on the various brands in our portfolio.
We may make substantial investments of resources to support our acquisitions, which would result in significant ongoing operating expenses and may divert resources and management attention from other areas of our business. Furthermore, we may not be successful in addressing other challenges encountered in connection with our acquisitions. The anticipated benefits of one or more of our acquisitions may not be realized or the value of goodwill and other intangible assets acquired could be impacted by one or more continuing unfavorable events or trends, including, for example, a further decline in our stock price and market capitalization, economic downturns, reduced demand for our products, slower growth rates in our industry, and changes in market-based interest rates. A decision to decrease development for, or shut down entirely, an application could also lead to goodwill impairments. During the year ended December 31, 2025, we recorded a $1,039.0 million impairment charge for our indefinite-lived intangible assets, the Fruitz asset group, the Official asset group, trademarks and goodwill due to our revised 2025 outlook that reflected a strategic shift to improve the health of our membership base, as well as our decision to discontinue the Fruitz and Official apps in 2025 and a sustained decline in our stock price and the resulting decrease in market capitalization. Refer to “Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations,” Note 6, Sale of a Business and Note 8, Goodwill and Intangible Assets, Net, to the audited consolidated financial statements included in Part II,“Item 8—Financial Statements and Supplementary Data.” Continuing unfavorable events or trends could result in further significant impairment charges. Any acquisitions or other strategic transactions we announce could be unsuccessful or be viewed negatively by members, marketers, developers, or investors, which may adversely affect our business or the price of our Class A common stock. The occurrence of any of these events could have a material adverse effect on our business, financial condition and results of operations.
Item 1B. Unresolved Staff Comments
None.
Item 1C. Cybersecurity
As required by Item 106 of Regulation S-K, the following sets forth certain information regarding our cybersecurity strategy, risk management and governance.
Risk management and strategy
Cybersecurity risk management is an important and rapidly evolving part of our overall risk management efforts. We believe we are a particularly attractive target of cybersecurity threats as a result of the types and volume of personal data and content on our systems and the evolving nature of our products and services. Our products and services reach millions of members and involve the collection, storage, processing, and transmission of large amounts of data. In addition, our business and operations span numerous geographies around the world, involve hundreds of employees, contractors, vendors, developers, partners, and other third parties, and rely on software and hardware that is highly technical and complex. We maintain an information security program that is comprised of policies and controls designed to mitigate cybersecurity risk. However, at any given time, we face known and unknown cybersecurity risks and threats that cannot be fully eliminated, and we may discover vulnerabilities in our information security program. We continuously work to enhance our information security program and risk management efforts.
Our Information Security Management System (“ISMS”), the foundation of our security framework, is designed to protect critical assets (including our users’ personal information) and assess, identify, manage and mitigate material risks from cybersecurity threats.
The ISMS is applicable to all individuals and third parties providing services to the Company and is informed by multiple industry-recognized standards and frameworks, including the International Organization for Standardization (“ISO”) standards for information security management systems, the U.S. National Institute of Standards and Technology (“NIST”) Cybersecurity Framework, Center for Internet Security (“CIS”) Critical Security Controls and the Payment Card Industry (“PCI”) Data Security Standard (“PCI-DSS”). It leverages the guidance of ISO 27001 in its design and operation, with policies intended to advise on the requirements of ISO 27001 and follow the technical guidance of the appropriate NIST SP 800-53 Security and Privacy Controls standards or CIS where applicable. We review our security policies and procedures at least once annually, as well as in connection with significant enterprise-wide changes, such as technical or structural changes in our business or regulatory changes, and our policy content is continuously updated to account for a shifting threat landscape and to incorporate emerging best practices. We are a PCI-DSS Level 1 Merchant and are independently assessed against the PCI-DSS standard annually by an external PCI Qualified Security Assessor.
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
The ISMS also provides for ongoing processes, tools and methods to bolster our cybersecurity defenses. We provide training to all of our employees, which includes annual information security awareness education, delivery of monthly cybersecurity updates, and simulated phishing exercises. We also host a live, third-party tabletop exercise annually for information security incident response for key individuals, including senior management and other senior leaders of the Company. Additional security features that we have in place that are intended to protect our systems and data from cyber-attacks include: physical and digital access controls, multifactor authentication for domain sign-on, corporate mobile device management, and tools to detect malicious emails and other suspicious activity. In 2025, we further strengthened our ISMS by improving how our employees connect to our systems, how access is granted, and how sensitive information is protected. We modernized our corporate network so employees can securely reach the tools they need from wherever they work, while giving our security team better visibility into unusual activity and the ability to keep our most important systems more isolated from the rest of the environment. We also introduced new processes and technology to regularly review who has access to key systems, identify when access is too broad or no longer needed, and correct those issues to help reduce identity-related risk. In addition, we implemented safeguards across our main collaboration and productivity tools to help prevent information from being moved or shared inappropriately, support the responsible use of new technologies such as generative AI, and enhance our compliance with applicable data protection requirements.
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
When engaging third-party critical service providers, we conduct risk assessments before engagement and require them to implement comprehensive cybersecurity practices consistent with applicable legal standards and industry best practices. As part of such security assessment, we ask the third-party service provider to complete a privacy and security questionnaire, through which we can assess the service provider’s security capabilities and maturity, and to provide us with evidence of penetration testing and reports.
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
Our VP of Engineering is our acting Chief Information Security Officer (“CISO”) and, in coordination with our Chief Product and Technology Officer (“CPTO”), leads our cybersecurity program across the Company and oversees the ISMS. He is supported by our Information Security team, which includes the first responders to cybersecurity incidents. The Company’s CISO provides quarterly updates to the Audit and Risk Committee, as well as an annual report to the Board, regarding the Company’s cybersecurity program, including cybersecurity risks, incidents, and mitigation strategies, while maintaining the confidentiality, integrity, and availability of information, including member information under our custody. There are also scheduled monthly meetings where, among others, our

CISO, Head of Privacy and a representative of the Sponsor attend, in order to discuss our cybersecurity program, including evaluating the implementation of additional controls, processes, policies, and procedures, as appropriate, as well as any notable security incidents, if any. Our VP of Engineering joined the Company in June 2025 and has over 23 years of experience in the field of software, hardware and technology engineering. Prior to joining the Company, he served in various roles in engineering at both private and public companies, including responsibility for cybersecurity. Our VP of Engineering holds an undergraduate degree in computer science and engineering. Our CPTO joined the Company in May 2025 and, prior to joining the Company, he served in various roles in product and engineering, including at two large public companies where he was responsible for the cybersecurity program. He holds an undergraduate and a master’s degree in engineering. In 2025, two individuals served in the CISO role–a Chief Information Security & Trust Officer who served from April 2024 to June 2025, and a Chief Information Security Officer who served from June 2025 to January 2026. Each of these individuals had over 20 years of experience in the field of cybersecurity.
Item 2. Properties
Our corporate headquarters is located in leased office space in Austin, Texas and consists of approximately 7,400 square feet. In addition, we lease office space in New York, as well as properties located outside of the United States, including office space in London and work space in Mexico City.
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
Item 3. Legal Proceedings
The information required with respect to this item can be found in Note 20, Commitments and Contingencies, to the audited consolidated financial statements included in Part II, “Item 8—Financial Statements and Supplementary Data” and is incorporated by reference into this Item 3.
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
Holders of Record
As of February 27, 2026, there were 20 registered holders of our Class A common stock and 17 registered holders of our Class B common stock. Because many of our shares of Class A common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.
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
Recent Sales of Unregistered Securities
None.
Issuer Purchases of Equity Securities
We have a share repurchase program authorizing the repurchase of up to $450.0 million of our outstanding Class A common stock with repurchases under the program to be made on a discretionary basis from time to time, subject to general business and market conditions and other investment opportunities, through open market purchases or other means, including privately negotiated transactions. During the fourth quarter of 2025, we did not repurchase any shares under the program, which had a remaining authorization of $50.1 million as of December 31, 2025.

Performance Graph
The following performance graph shall not be deemed soliciting material or to be filed with the SEC for purposes of Section 18 of the Exchange Act, nor shall such information be incorporated by reference into any of our other filings under the Exchange Act or the Securities Act.
The graph below compares the cumulative total stockholder return on our Class A common stock with the cumulative total return on the Nasdaq Composite Index (COMP) and the Nasdaq CTA Internet Index (QNET) through December 31, 2025. The graph assumes an initial investment of $100 in our common stock at the market close on February 11, 2021, which was our initial trading day. Data for the Nasdaq Composite Index and the Nasdaq CTA Internet Index assume an initial investment of $100 at market close on February 11, 2021 and the reinvestment of dividends.
The comparisons in the graph below are based upon historical data and are not indicative of, nor intended to forecast, future performance of our Class A common stock.

$180
160
140
120
100
80
60
40
20
-
Feb-21
Mar-21
Apr-21
May-21
Jun-21
Jul-21
Aug-21
Sep-21
Oct-21
Nov-21
Dec-21
Jan-22
Feb-22
Mar-22
Apr-22
May-22
Jun-22
Jul-22
Aug-22
Sep-22
Oct-22
Nov-22
Dec-22
Jan-23
Feb-23
Mar-23
Apr-23
May-23
Jun-23
Jul-23
Aug-23
Sep-23
Oct-23
Nov-23
Dec-23
Jan-24
Feb-24
Mar-24
Apr-24
May-24
Jun-24
Jul-24
Aug-24
Sep-24
Oct-24
Nov-24
Dec-24
Jan-25
Feb-25
Mar-25
Apr-25
May-25
Jun-25
Jul-25
Aug-25
Sep-25
Oct-25
Nov-25
Dec-25
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
Overview
We provide online dating and social networking applications through free subscription and in-app purchases of products servicing North America, Europe and various other countries around the world. Bumble operates a family of apps, including Bumble, BFF, and Badoo. Bumble app, launched in 2014, is one of the first dating apps built with women at the center. Bumble app is a leader in the online dating sector across several countries, including the United States, the United Kingdom, Australia and Canada. Badoo app, launched in 2006, was one of the pioneers of web and mobile free-to-use dating products. Badoo app’s focus is to make finding meaningful connections easy, fun and accessible for a mainstream global audience. Badoo app continues to be a market leader in several countries in Europe and Latin America. Building on the BFF mode in Bumble app, in July 2023, we officially launched a standalone Bumble For Friends app, which we relaunched in September 2025 as BFF in the United States, our dedicated app for friend-finding, group connections and community-building.
Overview of Financial Results
For the years ended December 31, 2025, 2024, and 2023, we generated:
•Total Revenue of $965.7 million, $1,071.6 million and $1,051.8 million, respectively;
•Bumble App Revenue of $783.0 million, $866.3 million, and $844.8 million, respectively;
•Badoo App and Other Revenue of $182.6 million, $205.4 million, and $207.1 million, respectively;
•Net loss of $895.3 million, or (92.7)% of revenue, which included a $1,039.0 million impairment loss, $768.4 million, or (71.7)% of revenue, which included an $892.2 million impairment loss, and $1.9 million, or (0.2)% of revenue, respectively;
•Adjusted EBITDA of $313.6 million, $304.1 million and $275.6 million, respectively, representing Adjusted EBITDA margins of 32.5%, 28.4% and 26.2%, respectively;
•Net cash provided by operating activities of $250.4 million, $123.4 million and $182.1 million, respectively; and
•Free cash flow of $238.7 million, $114.1 million and $167.2 million, respectively, representing free cash flow conversion of 76.1%, 37.5% and 60.7%, respectively.
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
The following metrics were calculated excluding paying users and revenue generated from Official, advertising and partnerships or affiliates. For periods prior to the fourth quarter of 2023, our key operating metrics exclude paying users and revenue generated from Fruitz; beginning in the fourth quarter of 2023, they include Fruitz through July 2025, when the business was sold. Prior period information and key operating metrics have not been recast to include paying users and revenue generated from Fruitz. Although the Bumble For Friends app was relaunched as BFF in the United States in September 2025, the Company continues to generate revenue from the legacy Bumble For Friends app. As of December 31, 2025, the BFF app has not generated any revenue and therefore is excluded from our key operating metrics.

(in thousands, except ARPPU)	Year Ended December 31, 2025	Year Ended December 31, 2024	Year Ended December 31, 2023
Bumble App Paying Users	2,434.4	2,807.3	2,517.4
Badoo App and Other Paying Users	1,237.7	1,342.0	1,203.3
Total Paying Users	3,672.1	4,149.3	3,720.7
Bumble App Average Revenue per Paying User	$26.80	$25.72	$27.97
Badoo App and Other Average Revenue per Paying User	$11.48	$11.85	$12.70
Total Average Revenue per Paying User	$21.64	$21.23	$23.03
Key Factors Affecting our Performance
Our results of operations and financial condition have been, and will continue to be, affected by a number of factors that present significant opportunities for us but also pose risks and challenges, including those discussed below and elsewhere in this Annual Report on Form 10-K, particularly in Part I, “Item 1A—Risk Factors.”
Growth Strategy
As previously disclosed, we have implemented a new strategy and transformation plan intended to deliver durable member value and drive long-term sustainable revenue. As part of this strategy, we have focused on fostering a vibrant and healthy membership base, improving the member experience through product innovation, including modernizing our technology and increased use of artificial intelligence in our products and in the optimization of our operations. To align with these priorities, we have (a) strategically shifted away from paid member acquisition in favor of brand and organic investment and (b) limited performance marketing to targeted usage aimed at acquiring quality members who we believe will be additive to the health of our membership base. As we address these areas of focus, our member growth and success in attracting new members, member engagement and monetization may be negatively impacted. In addition, efforts to improve the health of our membership base, including trust and safety initiatives, such as the removal of bad actors from our apps, and strategically reducing paid performance marketing for member acquisition, have recently and may continue to adversely affect revenue and paying users in the short term. Furthermore, if we do not successfully implement our new strategy, our business, financial condition and results of operations could be materially adversely affected.
See also “If we fail to retain existing members or add new members, or if our members decrease their level of engagement with our products or do not convert to paying users, our revenue, financial results and business may be significantly harmed” and “We are subject to certain risks as a mission-based company” in Part I, “Item 1A—Risk Factors—Risks Related to Our Brands, Products and Operations” in this Annual Report on Form 10-K.
Growth in Monetization
Our apps monetize via a freemium model where the use of our service is free and a subset of our members pay for subscriptions or in-app purchases to access premium features. We acquire new members through investments in our brand, supported by strategic use of marketing and word of mouth from existing members and others. We convert these members to Paying Users by introducing premium features which maximize the probability of developing meaningful connections and improving their experience.
Our revenue growth primarily depends on Paying Users and ARPPU. We continually develop new monetization features and improve existing features in order to increase adoption of in-app purchases and our subscription programs striking a balance between the number of Paying Users and ARPPU. We also test new pricing strategies, including different pricing tiers and user segmentation and share those insights across our apps to optimize monetization. In 2025, we have experienced declines in paying users and revenue, which may limit near-term revenue growth and increase our reliance on a combination of future paying user growth, improvements in ARPPU, and monetization efficiency.
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
Many variables will impact our ARPPU, including the number of Paying Users and mix of monetization offerings on our platform, as well as the effect of demographic shifts and geographic differences on all of these variables. Our pricing is in local currency and may vary between markets. As foreign currency exchange rates change, translation of the statements of operations into U.S. dollars could negatively impact revenue and distort year-over-year comparability of operating results. If paying users decline or ARPPU does not increase as expected, our revenue, results of operations and financial condition could be adversely affected.
Expansion into New Geographic Markets
We are focused on growing our platform globally, including through entering new markets and investing in under-penetrated markets. As we introduce Bumble app or BFF app to new markets throughout Europe, Asia, and Latin America, we can leverage the local insights and scale of Badoo app’s existing global footprint to efficiently enter new markets. Badoo app and BFF app can also leverage Bumble’s marketing expertise and strength in North America to support growth in that market.
Expanding into new geographies and in existing geographies will require increased investment in marketing, as well as localization of product features and services. Potential risks to our expansion into new geographies and in existing geographies will include ongoing compliance with evolving foreign laws and local regulatory requirements.
As we expand into certain new geographies, we may see an increase in members who prefer to access premium features through our in-app purchase options rather than through our subscription packages which could impact our ARPPU. We may also see a lower propensity to pay as we enter certain new markets.
Investing in Growth While Driving Long-Term Profitability
Our mission-driven strategy ensures that values guide our business decisions and our business performance enables us to drive impact through investment in technology, marketing and product innovation, balancing growth with long-term margins.
We expect to continue to invest in technology and product innovation to drive growth while improving margins over the long term. Key investment areas for our platform include artificial intelligence capabilities, including improving our matching and content moderation technologies; features that enhance trust and safety on our platform; new offerings that enhance member engagement and retention; marketing, and personalization capabilities; and new subscription and consumable offerings to drive incremental value to Paying Users.
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
Seasonality
We experience seasonality in member growth, member engagement, Paying User growth, and monetization on our platform. Historically, we have seen an increase in all of these metrics in January due in part to seasonal demand in the lead up to Valentine’s Day, and during the Northern Hemisphere summer.
Macroeconomic Conditions
Macroeconomic conditions, including the conflicts in Eastern Europe and the Middle East, slower growth or economic recession, changes to fiscal, monetary and trade policy, including the introduction of higher tariffs by the U.S. government, inflationary pressures that may affect consumer spending, and fluctuations in foreign currency exchange rates, have impacted and may continue to impact our results of operations, as well as our members who face greater pressure on disposable income. We continuously monitor the direct and indirect impacts of these circumstances on our business and financial results.
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
Share Repurchase Program
We have a share repurchase program authorizing the repurchase of up to $450.0 million of our outstanding Class A common stock with repurchases under the program to be made on a discretionary basis from time to time, subject to general business and market conditions and other investment opportunities, through open market purchases or other means, including privately negotiated transactions. During the year ended December 31, 2025, we repurchased 4.7 million shares of Class A common stock for $28.7 million, excluding excise tax obligations. During the year ended December 31, 2024, we repurchased 25.1 million shares of Class A common stock and 2.0 million Common Units for $214.4 million, excluding excise tax obligations. During the year ended December 31, 2023, we repurchased 7.8 million shares of Class A common stock and 3.2 million Common Units for $157.1 million. As of December 31, 2025, all treasury shares were retired. As of December 31, 2025, a total of $50.1 million remains available for repurchase under the repurchase program.
For additional information, see Note 2, Summary of Selected Significant Accounting Policies—Share Repurchase Program, Note 14, Shareholders’ Equity—Share Repurchase Program and Note 18, Related Party Transactions—Share Repurchase, to our audited consolidated financial statements included in Part II, “Item 8 – Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.
Tax Receivable Agreement
In connection with certain reorganization transactions and our IPO, we entered into a tax receivable agreement with certain of our pre-IPO owners that provided for the payment by the Company to such pre-IPO owners of 85% of the benefits that the Company realized, or was deemed to realize, as a result of the Company's allocable share of existing tax basis acquired in our IPO and other tax benefits related to entering into the tax receivable agreement.
On November 5, 2025, we entered into Amendment No. 1 to the tax receivable agreement (the “TRA Amendment”) with Blackstone, the Founder of the Company and certain other pre-IPO owners. The TRA Amendment provided for one-time settlement payments of approximately $186.0 million as consideration for the complete and full termination of the Company’s payment obligations and the relinquishing of all TRA parties' payment rights under the tax receivable agreement (the “TRA Buyout”). Immediately prior to the TRA Amendment, Blackstone elected to exchange all of its Common Units for the Company's Class A common stock. We made cash settlement payments of $185.7 million to Blackstone, the Founder and certain other pre-IPO owners in connection with the TRA Buyout.
Also see Note 5, Payable to Related Parties Pursuant to a Tax Receivable Agreement, to our audited consolidated financial statements included in Part II, “Item 8 – Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.
Impairment Charges
During the year ended December 31, 2025, we recorded a total impairment charge of $1,039.0 million, consisting of impairment charges associated with our indefinite-lived intangible assets of $370.0 million, definite-lived intangible assets of $12.8 million and goodwill of $656.2 million. The impairment charges associated with indefinite-lived intangible assets and goodwill were the result of our quantitative impairment tests due to impairment triggering events identified during the year, namely, a sustained decline in our stock price and the resulting decrease in the market capitalization during the fourth quarter of 2025 and a revision to our 2025 outlook during the second quarter of 2025, which reflected a strategic shift to improve the health of our membership base. The impairment charges associated with definite-lived intangible assets were in connection with the Official app shutdown and Fruitz sale during the year, as well as our reassessment of our trademark portfolio in connection with changes in our business priorities and geographic focus.

During the year ended December 31, 2024, we recorded a total impairment charge of $892.2 million, consisting of impairment charges associated with our indefinite-lived intangible assets of $670.3 million, definite-lived intangible assets and long -lived assets of $24.7 million and goodwill of $197.2 million. These impairment charges were the result of our quantitative impairment tests due to impairment triggering events identified during the third quarter of 2024, namely, a sustained decline in our stock price and the resulting decrease in the market capitalization, as well as a revision to our 2024 outlook.
There were no impairment charges recorded for the year end December 31, 2023.
We have historically recorded impairment charges related to our indefinite-lived assets, long-lived assets, definite-lived intangible assets and goodwill. It is reasonably possible that changes in judgments, assumptions and estimates we made in assessing the fair values of these assets could cause us to consider some portion, or all of the remaining carrying values of these assets, to become impaired. A change in corporate strategy, a further decline in our stock price, economic downturns, a decline in market conditions and/or unfavorable industry trends could potentially trigger impairment tests in the future. In addition, reduced demand for our products, slower growth rates in our industry, and changes in market-based interest rates could negatively impact the estimated future cash flows and discount rates used in the income approach to determine the fair values of these assets and could result in an impairment charge in the future.
For additional information, see Note 2, Summary of Selected Significant Accounting Policies—Goodwill,—Indefinite-Lived Intangible Assets and —Long-Lived Assets and Definite-Lived Intangible Assets, Note 6, Sale of a Business, and Note 8, Goodwill and Intangible Assets, Net to our audited consolidated financial statements included in Part II, “Item 8 – Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.
Acquisition
On July 1, 2024, we completed the acquisition of Geneva Technologies Inc.(“Geneva”) for total cash consideration of $17.5 million, net of cash acquired, of which $17.2 million was allocated to developed technology and $0.3 million was allocated to other assets and liabilities. For additional information, see Note 8, Goodwill and Intangible Assets, Net to our audited consolidated financial statements included in Part II, “Item 8 – Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.
Restructuring
In June 2025, we announced our decision to reduce our global workforce (the “2025 Restructuring Plan”) by approximately 240 roles, representing approximately 30% of our employees, as we realign our operating structure to optimize execution on our strategic priorities. As a result, we expect to incur approximately $15.0 million of total non-recurring charges through the first quarter of 2026, consisting primarily of employee severance, benefits, and related charges for impacted employees.
In February 2025, we announced our decision to discontinue our operation of the Fruitz and Official apps. The Official app was discontinued during the second quarter of 2025 and Fruitz was sold to a third party in July 2025. We incurred $1.4 million of expenses through the third quarter of 2025, primarily related to employee severance, benefits and related charges for impacted employees.
In February, 2024, we announced our decision to reduce our global workforce (the “2024 Restructuring Plan” and, together with the 2025 Restructuring Plan, the “2025 and 2024 Restructuring Plans”) by approximately 350 roles to better align our operating model with future strategic priorities and to drive stronger operating leverage. The 2024 Restructuring Plan was completed in the third quarter of 2024, and we incurred $20.4 million in total non-recurring charges during the year ended December 31, 2024, consisting primarily of employee severance, benefits, and related charges for impacted employees.
For additional information, see Note 9, Restructuring, to our audited consolidated financial statements included in Part II, “Item 8 – Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.
Adjustment
The consolidated statements of operations for the year ended December 31, 2025 include cumulative adjustments to general and administrative expense of $9.2 million, and interest expense, net, of $0.8 million, respectively, related to certain indirect tax obligations incurred in prior periods. The Company concluded that this adjustment was not material to its financial statements for any of the prior periods.

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
General and administrative expense
General and administrative expense consists primarily of compensation (including stock-based compensation) and other employee-related costs for personnel engaged in executive management, finance, legal, tax and human resources. General and administrative expense also consists of transaction costs, changes in fair value of contingent earn-out liability, expenses associated with facilities, information technology, external professional services, legal costs, settlement of legal claims and accruals for future legal obligations that are deemed probable and estimable, restructuring charges, certain indirect taxes and other administrative expenses.
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

Other income (expense), net
Other income (expense), net consists of insurance reimbursement proceeds, impacts from foreign exchange transactions, tax receivable agreement liability remeasurement (benefit) expense, sub-lease income, changes in fair value of investments in equity securities and gain (loss) on sale of businesses.
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
Results of Operations
The following table sets forth our consolidated statements of operations information for the periods presented:

	Year Ended December 31, 2025	Year Ended December 31, 2024	Year Ended December 31, 2023
Revenue	$965,658	$1,071,643	$1,051,830
Operating costs and expenses:
Cost of revenue	281,515	318,835	307,835
Selling and marketing expense	165,450	261,172	270,380
General and administrative expense	138,075	128,521	221,649
Product development expense	121,513	100,725	130,565
Depreciation and amortization expense	25,856	70,616	68,028
Impairment loss	1,039,027	892,248	—
Total operating costs and expenses	1,771,436	1,772,117	998,457
Operating earnings (loss)	(805,778)	(700,474)	53,373
Interest expense, net	(42,448)	(39,945)	(21,534)
Other expense, net	(12,750)	(4,827)	(26,537)
Income (loss) before income taxes	(860,976)	(745,246)	5,302
Income tax provision	(34,369)	(23,128)	(7,170)
Net loss	(895,345)	(768,374)	(1,868)
Net earnings (loss) attributable to noncontrolling interests	(202,207)	(211,366)	2,345
Net loss attributable to Bumble Inc. shareholders	$(693,138)	$(557,008)	$(4,213)

The following table sets forth our consolidated statements of operations information as a percentage of revenue for the periods presented:

	Year Ended December 31, 2025	Year Ended December 31, 2024	Year Ended December 31, 2023
Revenue	100.0%	100.0%	100.0%
Operating costs and expenses:
Cost of revenue	29.2%	29.8%	29.3%
Selling and marketing expense	17.1%	24.4%	25.7%
General and administrative expense	14.3%	12.0%	21.1%
Product development expense	12.6%	9.4%	12.4%
Depreciation and amortization expense	2.7%	6.6%	6.5%
Impairment loss	107.6%	83.3%	0.0%
Total operating costs and expenses	183.4%	165.4%	94.9%
Operating earnings (loss)	(83.4)%	(65.4%)	5.1%
Interest expense, net	(4.4)%	(3.7)%	(2.0)%
Other expense, net	(1.3)%	(0.5)%	(2.5)%
Income (loss) before income taxes	(89.2)%	(69.5%)	0.5%
Income tax provision	(3.6)%	(2.2)%	(0.7)%
Net loss	(92.7)%	(71.7)%	(0.2)%
Net earnings (loss) attributable to noncontrolling interests	(20.9)%	(19.7%)	0.2%
Net loss attributable to Bumble Inc. shareholders	(71.8)%	(52.0)%	(0.4)%
The following table sets forth the stock-based compensation expense included in operating costs and expenses:

(in thousands)	Year Ended December 31, 2025	Year Ended December 31, 2024	Year Ended December 31, 2023
Cost of revenue	$18	$690	$4,054
Selling and marketing expense	1,420	(1,296)	9,803
General and administrative expense	13,389	22,673	52,008
Product development expense	16,362	4,178	38,473
Total stock-based compensation expense	$31,189	$26,245	$104,338
The increase in stock-based compensation expense during the year ended December 31, 2025 from the same period in 2024 was primarily due to lower forfeitures. The decrease in stock-based compensation expense during the year ended December 31, 2024 from the same period in 2023 was primarily due to forfeitures and headcount reductions. Negative amount represents expense reversal associated with forfeitures that exceeded expenses recognized during the period presented.
The following table sets forth our revenue across apps for the periods presented:

(in thousands)	Year Ended December 31, 2025	Year Ended December 31, 2024	Year Ended December 31, 2023
Bumble App	$783,011	$866,289	$844,774
Badoo App and Other	182,647	205,354	207,056
Total Revenue	$965,658	$1,071,643	$1,051,830
Total revenue was $965.7 million for the year ended December 31, 2025, compared to $1,071.6 million for the same period in 2024. The decrease was primarily driven by a decline in Total Paying Users, partially offset by an increase in Total ARPPU and favorable fluctuations in foreign currency exchange rates.

Bumble App Revenue was $783.0 million for the year ended December 31, 2025, compared to $866.3 million for the same period in 2024. This decrease was primarily driven by a 13.3% decline in Bumble App Paying Users to 2.4 million, partially offset by a 4.2% increase in Bumble App ARPPU to $26.80 and favorable fluctuations in foreign currency exchange rates.
Badoo App and Other Revenue was $182.6 million for the year ended December 31, 2025, compared to $205.4 million for the same period in 2024. This decrease was primarily driven by a 7.8% decline in Badoo App and Other Paying Users to 1.2 million and a 3.1% decrease in Badoo App and Other ARPPU to $11.48, partially offset by favorable fluctuations in foreign currency exchange rates.
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
Cost of revenue

(in thousands, except percentages)	Year Ended December 31, 2025	Year Ended December 31, 2024	Year Ended December 31, 2023
Cost of revenue	$281,515	$318,835	$307,835
Percentage of revenue	29.2%	29.8%	29.3%
Cost of revenue for the year ended December 31, 2025 decreased by $37.3 million, or 11.7%, as compared to the same period in 2024, driven primarily by a decrease in in-app purchase fees due to lower revenue. As a percentage of revenue, cost of revenue decreased for the year ended December 31, 2025 as compared to the same period in 2024 due to the reduction in Apple fees as a result of opting into Apple’s European Union terms in the first quarter of 2025.
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
Selling and marketing expense

(in thousands, except percentages)	Year Ended December 31, 2025	Year Ended December 31, 2024	Year Ended December 31, 2023
Selling and marketing expense	$165,450	$261,172	$270,380
Percentage of revenue	17.1%	24.4%	25.7%
Selling and marketing expense for the year ended December 31, 2025 decreased by $95.7 million, or 36.7%, as compared to the same period in 2024. The change was primarily due to a $88.6 million decrease in marketing costs and a $9.1 million decrease in personnel costs from restructuring-related headcount reductions, partially offset by a $2.7 million increase in stock-based compensation driven by higher restructuring-related forfeitures in the 2024 period.
Selling and marketing expense for the year ended December 31, 2024 decreased by $9.2 million, or 3.4%, as compared to the same period in 2023. The change was primarily due to an $11.1 million decrease in stock-based compensation driven by forfeitures and headcount reductions, and a $6.7 million decrease in personnel-related costs associated with our 2024 Restructuring Plan, partially offset by an $8.6 million increase in marketing costs.

General and administrative expense

(in thousands, except percentages)	Year Ended December 31, 2025	Year Ended December 31, 2024	Year Ended December 31, 2023
General and administrative expense	$138,075	$128,521	$221,649
Percentage of revenue	14.3%	12.0%	21.1%
General and administrative expense for the year ended December 31, 2025 increased by $9.6 million, or 7.4%, as compared to the same period in 2024. The change was primarily driven by a $17.7 million unfavorable fluctuation in changes in fair value of the contingent earn-out liabilities and $12.3 million increase in indirect taxes recorded in the 2025 period, partially offset by a $9.3 million decrease in stock-based compensation primarily due to the departure of officers in the first half of 2025, a $7.2 million decrease in personnel costs from restructuring-related headcount reductions and a $3.7 million decrease in legal and professional fees.
General and administrative expense for the year ended December 31, 2024 decreased by $93.1 million, or 42.0%, as compared to the same period in 2023. The change was primarily driven by a $67.8 million decrease in legal and professional fees, a $29.3 million decrease in stock-based compensation due to forfeitures and headcount reductions, a $4.7 million decrease in insurance expenses, and a $1.5 million decrease in personnel-related costs associated with our 2024 Restructuring Plan, partially offset by a $9.4 million unfavorable fluctuation in changes in fair value of the contingent earn-out liabilities.
Product development expense

(in thousands, except percentages)	Year Ended December 31, 2025	Year Ended December 31, 2024	Year Ended December 31, 2023
Product development expense	$121,513	$100,725	$130,565
Percentage of revenue	12.6%	9.4%	12.4%
Product development expense for the year ended December 31, 2025 increased by $20.8 million, or 20.6%, as compared to the same period in 2024. The change was primarily driven by a $12.2 million increase in stock-based compensation due to equity awards granted in 2025 and higher restructuring-related forfeitures in the 2024 period, a $4.5 million increase in subscription expense and a $2.9 million increase in personnel costs.
Product development expense for the year ended December 31, 2024 decreased by $29.8 million, or 22.9%, as compared to the same period in 2023.The change was primarily driven by a $34.0 million decrease in stock-based compensation due to forfeitures and headcount reductions.
Depreciation and amortization expense

(in thousands, except percentages)	Year Ended December 31, 2025	Year Ended December 31, 2024	Year Ended December 31, 2023
Depreciation and amortization expense	$25,856	$70,616	$68,028
Percentage of revenue	2.7%	6.6%	6.5%
Depreciation and amortization expense for the year ended December 31, 2025 decreased by $44.8 million, or 63.4%, as compared to the same period in 2024, primarily driven by the full amortization of Bumble and Badoo's developed technology in February 2025.
Depreciation and amortization expense for the year ended December 31, 2024 increased by $2.6 million, or 3.8%, as compared to the same period in 2023. The increase in depreciation and amortization was due to the increased amortization of intangible assets, driven by the acquisition of Geneva developed technology in July 2024.

Impairment loss

(In thousands, except percentages)	Year Ended December 31, 2025	Year Ended December 31, 2024	Year Ended December 31, 2023
Impairment loss	$1,039,027	$892,248	$—
Percentage of revenue	107.6%	83.3%	—
During the year ended December 31, 2025, we recognized impairment charges associated with our indefinite-lived intangible assets of $370.0 million, definite-lived intangible assets of $12.8 million and goodwill of $656.2 million. During the year ended December 31, 2024, we recorded total impairment charges associated with our indefinite-lived intangible assets of $670.3 million, definite-lived intangible assets and long -lived assets of $24.7 million and goodwill of $197.2 million. There were no impairment charges recorded for the same period in 2023.
For additional information, see Note 2, Summary of Selected Significant Accounting Policies—Goodwill,—Indefinite-lived Intangible Assets and —Long-lived Assets and Definite-lived Intangible Assets, Note 6, Sale of a Business, and Note 8, Goodwill and Intangible Assets, Net to our audited consolidated financial statements included in Part II, “Item 8 – Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.
Interest expense, net

(in thousands, except percentages)	Year Ended December 31, 2025	Year Ended December 31, 2024	Year Ended December 31, 2023
Interest expense, net	$(42,448)	$(39,945)	$(21,534)
Percentage of revenue	(4.4)%	(3.7)%	(2.0)%
Interest expense, net for the year ended December 31, 2025 increased $2.5 million, or 6.3%, compared to the same period in 2024. The change was due to a $2.3 million interest expense on certain indirect tax liabilities, a decrease in interest income on our interest rate swaps and a decrease in interest rates on our investments in money market funds, partially offset by a decrease in interest paid on our outstanding debt under the Credit Agreement.
Interest expense, net for the year ended December 31, 2024 increased $18.4 million, or 85.5%, compared to the same period in 2023. The change was due to a decrease in interest income on our interest rate swaps and a decrease in investments in money market funds.
Other expense, net

(in thousands, except percentages)	Year Ended December 31, 2025	Year Ended December 31, 2024	Year Ended December 31, 2023
Other expense, net	$(12,750)	$(4,827)	$(26,537)
Percentage of revenue	(1.3)%	(0.5)%	(2.5%)
Other expense, net for the year ended December 31, 2025 increased by $7.9 million, compared to the same period in 2024. The change was primarily driven by a $15.9 million unfavorable change in foreign currency exchange gains and losses, partially offset by a $7.6 million favorable impact related to tax receivable agreement liability remeasurement.
Other expense, net for the year ended December 31, 2024 decreased by $21.7 million, compared to the same period in 2023. The change was primarily due to $13.8 million net loss on interest rate swaps in 2023, a $6.0 million increase in net foreign currency exchange gains, and a 2.0 million favorable impact related to tax receivable agreement liability remeasurement.
Income tax provision

(in thousands, except percentages)	Year Ended December 31, 2025	Year Ended December 31, 2024	Year Ended December 31, 2023
Income tax provision	$(34,369)	$(23,128)	$(7,170)
Effective tax rate	(4.0)%	(3.1%)	135.2%

Income tax provision was $34.4 million for the year ended December 31, 2025, compared to $23.1 million for the year ended December 31, 2024, primarily due to higher foreign taxes resulting from a shift in the jurisdictional mix of earnings.

Income tax provision was $23.1 million for the year ended December 31, 2024, compared to $7.2 million for the year ended December 31, 2023, primarily due to the accrual of Pillar Two minimum taxes in certain foreign jurisdictions in 2024.
For further detail of income tax matters, see Note 4, Income Taxes, to our audited consolidated financial statements included in Part II, “Item 8 – Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.
One Big Beautiful Bill Act
On July 4, 2025, H.R.1, commonly referred to as the One Big Beautiful Bill Act, was enacted in the U.S., which includes a broad range of tax reform provisions, including extending and modifying certain key Tax Cuts and Jobs Act provisions (both domestic and international), and provisions allowing accelerated tax deductions for qualified property and research expenditures. The legislation has multiple effective dates, with certain provisions effective in 2025 and others to be implemented through 2027. The enactment of the legislation did not have a material impact on our operating results for the year ended December 31, 2025.

Pillar Two Minimum Tax
On December 20, 2021, the Organization for Economic Cooperation and Development ("OECD") released the Pillar Two model rules providing a framework for implementing a 15% minimum tax, also referred to as the Global Anti-Base Erosion ("GloBE") rules, on earnings of multinational companies with consolidated annual revenue exceeding €750 million. Pillar Two legislation has been enacted in certain jurisdictions where we operate, including the UK and certain EU member states, and is effective for our financial year beginning January 1, 2024. We have performed an assessment of our exposure to Pillar Two income taxes, including our ability to qualify for transitional safe harbor relief under the GloBE rules. While we expect to qualify for transitional safe harbor relief in most jurisdictions in which we operate, there are a limited number of jurisdictions where the transitional safe harbor is not available, including for certain entities classified as “stateless” constituent entities under the Pillar Two model rules. Our income tax provision for the years ended December 31, 2025 and December 31, 2024, includes the effects of Pillar Two minimum taxes based on currently enacted legislation and guidance. We are monitoring the implementation of Pillar Two legislation (both proposed and enacted) by individual countries, including the release of administrative guidance on the application of the GloBE rules, and will continue to evaluate the potential impact to our financial position. On January 5, 2026, the OECD released Administrative Guidance containing the Side-by-Side agreement (“SbS System”) as part of a broader package of Administrative Guidance on Pillar Two. The SbS System introduces two new Pillar Two safe harbours: (i) the Side-by-Side Safe Harbour (“SbS SH”) for MNE Groups headquartered in jurisdictions with both eligible domestic and worldwide tax systems; and (ii) the Ultimate Parent Entity Safe Harbour (“UPE SH”) for MNE Groups with a UPE located in a jurisdiction that has an eligible domestic tax system but not an eligible worldwide tax system. The Central Record for purposes of the Global Minimum Tax was updated on January 5, 2026 to reflect that the United States is an eligible jurisdiction for the SbS SH. We expect the SbS SH will have significant future impact to the Company and our Pillar Two computations, however, given the absence of implementing legislation as of December 31, 2025, no impact has been recorded for the year ended December 31, 2025. Accordingly, we are still evaluating the potential consequences of Pillar Two on our longer-term financial position.
Non-GAAP Financial Measures
We report our financial results in accordance with GAAP, however, management believes that certain non-GAAP financial measures provide users of our financial information with useful supplemental information that enables a better comparison of our performance across periods. We believe Adjusted EBITDA provides visibility to the underlying continuing operating performance by excluding the impact of certain expenses, including income tax (benefit) provision, interest and derivative (gains) losses, net, depreciation and amortization expense, stock-based compensation expenses, employer costs related to stock-based compensation, foreign exchange (gain) loss, changes in fair value of contingent earn-out liability, changes in fair value of investments in equity securities, transaction and other costs, litigation costs net of insurance reimbursements that arise outside of the ordinary course of business, tax receivable agreement liability remeasurement (benefit) expense, impairment loss, and costs associated with restructuring, as management does not believe these expenses are representative of our core earnings.
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
We define Adjusted EBITDA as net earnings (loss) excluding income tax (benefit) provision, interest and derivative (gains) losses, net, depreciation and amortization expense, stock-based compensation expense, employer costs related to stock-based compensation, foreign exchange (gain) loss, changes in fair value of contingent earn-out liability, changes in fair value of investments in equity securities, transaction and other costs, litigation costs net of insurance reimbursements that arise outside of the ordinary course of business, tax receivable agreement liability remeasurement (benefit) expense, impairment loss, and restructuring costs. Adjusted EBITDA margin represents Adjusted EBITDA as a percentage of revenue.
We define free cash flow as net cash provided by (used in) operating activities less capital expenditures. Free cash flow conversion represents free cash flow as a percentage of Adjusted EBITDA. Operating cash flow conversion represents net cash provided by (used in) operating activities as a percentage of net earnings (loss).

The following table reconciles our non-GAAP financial measures to the most comparable GAAP financial measures for the periods presented:

(in thousands, except percentages)	Year Ended December 31, 2025	Year Ended December 31, 2024	Year Ended December 31, 2023
Net loss	$(895,345)	$(768,374)	$(1,868)
Add back:
Income tax provision	34,369	23,128	7,170
Interest and derivative (gains) losses, net(1)	42,448	39,945	35,340
Depreciation and amortization expense	25,856	70,616	68,028
Stock-based compensation expense	31,189	26,245	104,338
Employer costs related to stock-based compensation(2)	1,751	2,638	4,535
Litigation costs, net of insurance reimbursements(3)	7,052	10,730	71,918
Foreign exchange (gain) loss (4)	12,137	(3,777)	2,185
Restructuring costs(5)	14,597	20,355	—
Transaction and other costs(6)	1,840	1,672	2,309
Changes in fair value of contingent earn-out liability	(2,500)	(20,208)	(29,569)
Changes in fair value of investments in equity securities	516	543	843
Tax receivable agreement liability remeasurement expense(7)	700	8,341	10,341
Impairment loss(8)	1,039,027	892,248	—
Adjusted EBITDA	$313,637	$304,102	$275,570
Net loss margin	(92.7)%	(71.7)%	(0.2)%
Adjusted EBITDA margin	32.5%	28.4%	26.2%

Net cash provided by operating activities	$250,366	$123,441	$182,086
Less:
Capital expenditures	(11,682)	(9,319)	(14,935)
Free cash flow	$238,684	$114,122	$167,151
Operating cash flow conversion	*	*	*
Free cash flow conversion	76.1%	37.5%	60.7%
*Not meaningful
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
(8)Represents impairment charges to goodwill, indefinite-lived intangible assets, Fruitz asset held for sale, the Official asset group and trademarks in 2025, as well as the indefinite-lived intangible assets, Fruitz asset group, and goodwill in 2024.

Liquidity and Capital Resources
Overview
As of December 31, 2025, we had $175.8 million of cash and cash equivalents, a decrease of $28.6 million from December 31, 2024. Our principal sources of liquidity are our cash and cash equivalents and cash generated from operations. Our primary uses of liquidity are operating expenses and capital expenditures, acquisition of businesses, funding of our debt obligations and any voluntary prepayments, partnership tax distributions, income tax payments and effectuating share repurchases as discussed below. Our obligations under the tax receivable agreement were a primary use of liquidity in 2025, but such obligations were fully settled in November 2025 as discussed below.
As discussed in Note 1, Organization and Basis of Presentation, to our audited consolidated financial statements included in Part II, “Item 8 – Financial Statements and Supplementary Data”, we have determined that we will need to refinance the $588.5 million of term loans outstanding under our Credit Agreement that mature on January 29, 2027 in order to meet the debt obligations at maturity. On March 13, 2026, the Company, through one of our subsidiaries, Buzz Finco L.L.C. (the “Borrower”), entered into a binding commitment letter, dated as of March 13, 2026 (the “Commitment Letter”) with Guggenheim Corporate Funding, LLC (and certain accounts or funds affiliated therewith or managed thereby) and STORY3 Capital Partners, LLC, (collectively, the “Commitment Parties”), pursuant to which, subject to the terms and conditions set forth therein, the Commitment Parties have committed to provide a $475.0 million senior secured term loan facility to fund, together with cash on hand, the refinancing in full of all of the Borrower’s outstanding indebtedness under the Credit Agreement. The funding of the term loan facility provided for in the Commitment Letter is subject to the satisfaction of customary conditions that management has concluded are within the Company's control. If we are unable to complete the refinance or otherwise repay the term loans by the maturity date, such failure would constitute an event of default and could result in the exercise of remedies against our assets.

We have a share repurchase program authorizing the repurchase of up to $450.0 million of our outstanding Class A common stock with repurchases under the program to be made on a discretionary basis from time to time, subject to general business and market conditions and other investment opportunities, through open market purchases or other means, including privately negotiated transactions. During the year ended December 31, 2025, we repurchased 4.7 million shares of Class A common stock for $28.7 million, excluding excise tax obligations. During the year ended December 31, 2024, we repurchased 25.1 million shares of Class A common stock and 2.0 million Common Units for $214.4 million, excluding excise tax obligations. During the year ended December 31, 2023, we repurchased 7.8 million shares of Class A common stock and 3.2 million Common Units for $157.1 million. As of December 31, 2025, all treasury shares were retired. As of December 31, 2025, a total of $50.1 million remains available for repurchase under the repurchase program.
In connection with the TRA Buyout in November 2025, we made cash settlement payments of $185.7 million to Blackstone, the Founder of the Company and certain other pre-IPO owners as consideration for the complete and full termination of our payment obligations and the relinquishing of all TRA parties' payment rights under the tax receivable agreement.
In August 2025, we made a $25.0 million voluntary principal payment on our Incremental Term Loan.
In June 2025, we announced our decision to reduce our global workforce by approximately 240 roles, representing approximately 30% of our employees, as we realign our operating structure to optimize execution on our strategic priorities. As a result, we expect to incur approximately $15.0 million of total non-recurring charges through the first quarter of 2026, consisting primarily of employee severance, benefits, and related charges for impacted employees. In February 2025, we announced our decision to discontinue our operation of the Fruitz and Official apps. The Official app was discontinued during the second quarter of 2025 and Fruitz was sold to a third party in July 2025. We incurred $1.4 million of expenses through the third quarter of 2025, primarily related to employee severance, benefits and related charges for impacted employees. On February 27, 2024, we announced the adoption of our 2024 Restructuring Plan, which was completed in the third quarter of 2024. We incurred $20.4 million of total non-recurring charges. During the year ended December 31, 2025 and 2024, we made cash payments of $14.3 million and $19.9 million, respectively, in connection with our restructuring activities.
In December 2025, we amended a multi-year agreement with one of our third-party service providers related to cloud services with minimum spend commitments. Refer to “Contractual Obligations and Contingencies” for additional information.

Cash Flow Information
The following table summarizes our consolidated cash flow information for the periods presented:

(in thousands)	Year Ended December 31, 2025	Year Ended December 31, 2024	Year Ended December 31, 2023
Net cash provided by (used in):
Operating activities	$250,366	$123,441	$182,086
Investing activities	(11,682)	(26,754)	(24,755)
Financing activities	(268,122)	(250,828)	(198,891)
Operating activities
Net cash provided by operating activities was $250.4 million, $123.4 million and $182.1 million for the years ended December 31, 2025, 2024 and 2023, respectively. Net losses of $895.3 million, $768.4 million, and $1.9 million for the years ended December 31, 2025, 2024, and 2023, respectively, were offset by non-cash adjustments of $1,132.0 million, $979.2 million, and $175.3 million, respectively. Additionally, assets and liabilities for the years ended December 31, 2025, 2024, and 2023 changed by $13.7 million, $(87.4) million, and $8.7 million, respectively, primarily due to changes in accounts receivables of $15.1 million, $5.8 million, and $(36.0) million, respectively, driven by timing of cash receipts; changes in accrued expenses and other current liabilities of $16.0 million, $(19.0) million, and $1.5 million, respectively, driven by marketing spend, certain indirect tax obligations, personnel-related expenses, taxes payable, tax receivable agreement liability payment; and changes in legal liabilities of nil, $(65.8) million, and $45.2 million, respectively, driven by litigation accruals and settlement payments.
Investing activities
Net cash used in investing activities was $11.7 million, $26.8 million, and $24.8 million for the years ended December 31, 2025, 2024, and 2023, respectively. Capital expenditures were $11.7 million, $9.3 million, and $14.9 million for the years ended December 31, 2025, 2024, and 2023, respectively. For the year ended December 31, 2024, we paid $17.4 million to acquire intangible assets from Geneva, net of deferred tax liabilities of $0.5 million. We used $9.8 million (net of cash acquired) for the acquisition of Official for the year ended December 31, 2023.
Financing activities
Net cash used in financing activities was $268.1 million, $250.8 million, and $198.9 million for the years ended December 31, 2025, 2024, and 2023, respectively. During the year ended December 31, 2025, we made total cash payments of $194.7 million related to the tax receivable agreement, which includes $185.7 million used for the TRA Buyout and $8.9 million used for the tax receivable agreement payments. Additionally, we used $28.7 million for share repurchases of our Class A common stock and $5.2 million for cash distributions to noncontrolling interest holders. During the year ended December 31, 2024, we used $192.1 million for share repurchases of our Class A common stock, $11.9 million for tax receivable agreement payments, $22.2 million for the repurchase of Common Units and $7.9 million for cash distributions to noncontrolling interest holders. During the year ended December 31, 2023, we used $112.8 million for share repurchases of our Class A common stock, $44.3 million for the repurchase of Common Units and $19.3 million for cash distributions to noncontrolling interest holders. During the years ended December 31, 2025, 2024, and 2023, we used $8.8 million, $10.7 million and $16.7 million, respectively, for shares withheld to satisfy employee tax withholding requirements upon vesting of restricted stock units. During each of the years ended December 31, 2025, 2024, and 2023, we used $5.8 million to repay a portion of the outstanding indebtedness under our Original Term Loan. During the year ended December 31, 2025, we made a $25.0 million voluntary principal payment on our Incremental Term Loan.

Indebtedness
Credit Agreement
We and certain of our wholly owned subsidiaries, including Borrower are party to a credit agreement (as amended, the “Credit Agreement”), pursuant to which we borrowed $575.0 million through a seven-year term loan (“Original Term Loan”) and $275.0 million through a seven-year incremental term loan (the “Incremental Term Loan,” and collectively with the Original Term Loan, the “Term Loans”). In addition, the Credit Agreement provides for a $50.0 million senior secured revolving credit facility maturing on June 17, 2026 (the “Revolving Credit Facility”) and up to $25.0 million through letters of credit. The forward-looking term rate is based on the Term Secured Overnight Financing Rate (“Term SOFR”), plus a credit spread adjustment of 0.10% with respect to the

Term Loans and 0.00% with respect to loans under the Revolving Credit Facility (Term SOFR plus such credit spread adjustment, “Adjusted Term SOFR”).
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
As of December 31, 2025, the outstanding balance under the Term Loans was $590.6 million, and amounts available under the Revolving Credit Facility were $50.0 million. The Original Term Loan amortizes in equal quarterly installments in aggregate annual amounts equal to 1.00% of the principal amount of the Original Term Loan outstanding as of the date of the closing of the Original Term Loan, with the balance being payable at maturity on January 29, 2027. The Incremental Term Loan amortizes in equal quarterly installments in aggregate annual amounts equal to 1.00% of the principal amount of the Incremental Term Loan outstanding as of the date of the closing of the Incremental Term Loan, with the balance being payable at maturity on January 29, 2027. Following the $200.0 million aggregate principal payment of outstanding indebtedness during the three months ended March 31, 2021, quarterly installment payments on the Incremental Term Loan are no longer required for the remaining term of the facility. In August 2025, we made a $25.0 million voluntary principal payment on the Incremental Term Loan. Principal amounts outstanding under the Revolving Credit Facility, as amended, are due and payable in full at maturity on June 17, 2026.
See Note 1, Organization and Basis of Presentation, and Note 21, Subsequent Event, to our audited consolidated financial statements included in Part II, “Item 8 – Financial Statements and Supplementary Data”, for additional information.
Contractual Obligations and Contingencies
The following table summarizes our contractual obligations as of December 31, 2025 (in thousands):

	Payments due
(In thousands)	Total	Less than 1 year	More than 1 year
Long-term debt, including interest	$590,563	$5,750	$584,813
Operating lease liabilities, including imputed interest	11,680	4,374	7,306
Other (1)	67,861	12,064	55,797
Total	$670,104	$22,188	$647,916
(1)We have contractual obligations with various third parties. On December 12, 2025, we amended an agreement with one of our third party service providers related to cloud services. Under the amended terms, we are committed to pay minimum amounts to the third-party over five consecutive years beginning in December 2025 for a total amount of $56.0 million. If we fail to meet a minimum annual commitment in any period or upon early termination as defined in the agreement, we will be required to pay any unsatisfied minimum commitment amounts, subject to certain rollover provisions. As of December 31, 2025, the minimum commitment remaining with this third-party was $55.2 million. In addition, we have an agreement with another third party related to cloud services, under which we are committed to pay a total of $12.4 million over a period of 36 months, beginning October 2024. At the end of the 36 months, or upon early termination, any unused consumption capacity will expire unless a renewal agreement is executed. As of December 31, 2025, the total commitment fee remaining with this third-party was $4.4 million. The remaining contractual obligation of $8.2 million as of December 31, 2025 relates to individually immaterial contractual obligations with various other third-party service providers.

Additionally, we have the following contractual obligations not reflected in the table set forth above:
In connection with the Sponsor Acquisition in January 2020, we entered into a contingent consideration arrangement, consisting of an earn-out payment to the former shareholders of Worldwide Vision Limited of up to $150.0 million. The timing and amount of such payments that we may be required to make is not reflected in the contractual obligations table set forth above as the payment to the former shareholders of Worldwide Vision Limited is dependent upon the achievement of a specified return on invested capital by our Sponsor. See Note 11, Fair Value Measurements, to our audited consolidated financial statements included in Part II, “Item 8 – Financial Statements and Supplementary Data” of this Annual Report on Form 10-K, for additional information.
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
The critical accounting estimates, assumptions, and judgments that we believe to have the most significant impact on our consolidated financial statements are described below. This discussion is provided to supplement the descriptions of our accounting policies contained in Note 2, Summary of Selected Significant Accounting Policies, to our audited consolidated financial statements included in Part II, “Item 8 – Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.
Goodwill
Goodwill represents the excess of the purchase price of an acquired business over the fair value of net assets acquired. We test for goodwill impairment at the reporting unit level annually as of October 1 or more frequently when events or circumstances indicate that it is more likely than not that the fair value of a reporting unit is less than its carrying amount.
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
We consider both the income and market approaches to estimate the fair value of a reporting unit. The income approach utilizes a discounted cash flow analysis. The market approach utilizes comparable public company information and key valuation multiples and considers a market control premium and guideline transactions, when applicable. The estimated fair value of a reporting unit is highly sensitive to changes in management’s estimates and assumptions including, but not limited to, the revenue growth rate, discount rate and valuation multiples. Additionally, adverse macroeconomic factors, including, but not limited to, slower economic growth, a higher cost of borrowing, inflationary pressures, and fluctuations in foreign currency exchange rates, may impact the estimated fair value of a reporting unit.
During the years ended December 31, 2025 and 2024, we identified potential impairment triggering events related to our goodwill, and as a result, we performed interim impairment tests. Based on the results of the tests, we recognized impairment charges of $654.4 million and $197.2 million for goodwill during 2025 and 2024, respectively. We also recorded a $1.8 million impairment charge in connection with Fruitz asset held for sale during the year ended 2025. There were no impairment charge to goodwill for the same period in 2023.
Given the aforementioned impairment charges recorded in 2025 and 2024, it is reasonably possible that changes in judgments, assumptions and estimates we made in assessing the fair values of these assets could cause us to consider some portion, or all of the remaining carrying values of these assets, to become impaired. A change in corporate strategy, a further decline in our stock price, economic downturns, a decline in market conditions and/or unfavorable industry trends could potentially trigger impairment tests in the future. In addition, reduced demand for our products, slower growth rates in our industry, and changes in market-based interest rates could negatively impact the estimated future cash flows and discount rates used in the income approach to determine the fair values of these assets and could result in an impairment charge in the future.

For additional information, see Note 2, Summary of Selected Significant Accounting Policies—Goodwill and Note 8, Goodwill and Intangible Assets, Net to our audited consolidated financial statements included in Part II, “Item 8 – Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.
Indefinite-Lived Intangible Assets
We evaluate indefinite-lived intangible assets for impairment at the asset level annually as of October 1 or more frequently if certain circumstances indicate a possible impairment may exist. We perform a qualitative assessment to determine whether it is more likely than not that the fair value of the asset is less than its carrying value. If we determine that it is more likely than not that the intangible asset is impaired, we perform a quantitative assessment by comparing the fair value of the asset with its carrying amount. If the fair value, which is based on expected future cash flows, exceeds the carrying value, the asset is not considered impaired. If the carrying amount exceeds the fair value, an impairment loss would be recognized in an amount equal to the excess of the carrying amount of the asset over the fair value of the asset.
During the years ended December 31, 2025 and 2024, we identified potential impairment triggering events related to our indefinite-lived intangible assets, and as a result, we performed interim impairment tests. Based on the results of the tests, we recognized impairment charges of $370.0 million and $670.3 million for indefinite-lived intangible assets during the years ended December 31, 2025 and 2024, respectively. No impairment charge was recorded for indefinite-lived intangible assets for 2023.
Given the aforementioned impairment charges recorded in 2025 and 2024, it is reasonably possible that changes in judgments, assumptions and estimates we made in assessing the fair values of these assets could cause us to consider some portion, or all of the remaining carrying values of these assets, to become impaired. A change in corporate strategy, a further decline in our stock price, economic downturns, a decline in market conditions and/or unfavorable industry trends could potentially trigger impairment tests in the future. In addition, reduced demand for our products, slower growth rates in our industry, and changes in market-based interest rates could negatively impact the estimated future cash flows and discount rates used in the income approach to determine the fair values of these assets and could result in an impairment charge in the future.
For additional information, see Note 2, Summary of Selected Significant Accounting Policies—Indefinite-lived Intangible Assets and Note 8, Goodwill and Intangible Assets, Net to our audited consolidated financial statements included in Part II, “Item 8 – Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.
Recoverability of Intangible Assets with Definite Lives
We evaluate definite-lived intangible assets for impairment at the asset group level whenever events or changes of circumstance indicate that the carrying amounts of an asset group may not be recoverable. Our definite-lived intangible assets primarily consist of developed technology and definite-lived brands. An asset group is the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. The carrying value of such assets or asset groups is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset or asset group. If the carrying value is deemed not to be recoverable, an impairment loss is recorded equal to the amount by which the carrying value of the assets or asset group exceeds its fair value. The remaining estimated useful lives of definite-lived intangible assets are routinely reviewed and, if the estimate is revised, the remaining unamortized balance is amortized over the revised estimated useful life.
Unforeseen events, changes in circumstances and market conditions and material differences in estimates of future cash flows could adversely affect the fair value of our assets and could result in an impairment charge. Fair value can be estimated utilizing a number of techniques including quoted market prices, prices for comparable assets, or other valuation processes involving estimates of cash flows, multiples of earnings or revenues. We may make various assumptions and estimates when performing our impairment assessments, particularly as it relates to cash flow projections. Cash flow estimates are by their nature subjective and include assumptions regarding factors such as recent and forecasted operating performance, revenue trends and operating margins. These estimates could also be adversely impacted by changes in federal, state, or local regulations, economic downturns or developments, or other market conditions affecting our industry.
During the years ended December 31, 2025 and 2024, we identified potential impairment triggering events related to our definite-lived intangible assets, and as a result, we performed interim impairment tests. During the year ended December 31, 2025, we recognized impairment charges of $3.6 million for intangible assets associated with Official, $4.2 million for trademarks and $5.0 million for intangible assets associated with Fruitz asset held for sale. During the year ended December 31, 2024, we recognized an impairment charge of $24.7 million for the Fruitz asset group. There were no impairment charges to long-lived assets and definite-lived intangible assets for 2023.
Given the aforementioned impairments recorded in 2025 and 2024, it is reasonably possible that changes in judgments, assumptions and estimates we made in assessing the fair values of these assets could cause us to consider some portion, or all of the remaining carrying values of these assets, to become impaired. A change in corporate strategy, a further decline in our stock price, economic downturns, a decline in market conditions and/or unfavorable industry trends could potentially trigger impairment tests in the future. In addition, reduced demand for our products, slower growth rates in our industry, and changes in market-based interest rates could negatively impact the estimated future cash flows and discount rates used in the income approach to determine the fair values of these assets and could result in an impairment charge in the future.
For additional information, see Note 2, Summary of Selected Significant Accounting Policies—Long-lived Assets and Definite-lived Intangible Assets and Note 8, Goodwill and Intangible Assets, Net to our audited consolidated financial statements included in Part II, “Item 8 – Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.
Stock-based Compensation
Subsequent to our IPO, we issue stock-based awards to employees that are generally in the form of Time-Vesting stock options or restricted stock units (“RSUs”). Compensation cost for equity awards is measured at their grant-date fair value. Fair value of RSUs is estimated based on the fair value of the Company’s underlying common stock. The grant date fair value of stock options is estimated using the Black-Scholes option pricing model for Time-Vesting awards. These estimates require management to make assumptions with respect to the fair value of the Company’s equity award on the grant date, including the expected term of the award, the expected volatility of the Company’s stock calculated based on a period of time generally commensurate with the expected term of the award, risk-free interest rates and expected dividend yields of the Company’s stock. For time-vesting awards, compensation cost is recognized over the requisite service period, which is generally the vesting period, using the graded attribution method.
The Company had exit-vesting awards that provided for certain performance conditions, as well as time-based vesting in 36 equal installments. These exit-vesting awards were fully vested in July 2025.
For additional information, see Note 16, Stock-based Compensation, to our audited consolidated financial statements included in Part II, “Item 8 – Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.
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
Tax Receivable Agreement
Prior to November 5, 2025, pursuant to the tax receivable agreement (“TRA”), we were required to make cash payments to the TRA parties equal to 85% of the tax benefits, if any, that we realized, or in some circumstances were deemed to realize, as a result of the Company’s allocable share of existing tax basis acquired in our IPO, increases in our share of existing tax basis and adjustments to the tax basis of the assets of Bumble Holdings as a result of sales or exchanges of Common Units (including Common Units issued upon conversion of vested Incentive Units), and our utilization of certain tax attributes of the Blocker Companies (including the Blocker Companies’ allocable share of existing tax basis) and certain other tax benefits related to entering into the TRA. Actual tax benefits realized by the Company could have differed from tax benefits calculated under the TRA as a result of the use of certain assumptions in the TRA, including the use of an assumed weighted-average state and local income tax rate to calculate tax benefits. Payments under the TRA would have depended upon a number of factors, including the timing and amount of our future income. If we did not generate sufficient taxable income in the aggregate over the term of the TRA to utilize the tax benefits, we would not have been required to make the related TRA Payments. Therefore, we would have only recognized a liability for TRA payments if we determined that it was probable that we would generate sufficient future taxable income over the term of the TRA to utilize the related tax benefits. Estimating future taxable income was inherently uncertain and requires judgment. In projecting future taxable income, we considered our historical results and incorporated certain assumptions, including projected revenue growth, and operating margins, among others.

On November 5, 2025, we entered into the TRA Amendment with Blackstone, the Founder of the Company and certain other pre-IPO owners. The TRA Amendment provided for one-time settlement payments as consideration for the complete and full termination of our payment obligations and the relinquishing of all TRA parties' payment rights under the tax receivable agreement. As a result of the TRA Buyout, the Company’s tax receivable agreement liability was fully settled as of December 31, 2025.
For additional information around the tax receivable agreement, see Note 5, Payable to Related Parties Pursuant to a Tax Receivable Agreement, to our audited consolidated financial statements included in Part II, “Item 8 – Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.
Accounting Pronouncements Not Yet Adopted
Recently-issued accounting pronouncements that may be relevant to our operations but have not yet been adopted are outlined in Note 2, Summary of Selected Significant Accounting Policies, to our audited consolidated financial statements included in Part II, “Item 8 – Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Foreign Currency Exchange Risk
We conduct business in certain foreign markets, primarily in the United Kingdom and the European Union. For the years ended December 31, 2025, 2024, and 2023, revenue outside of the United States accounted for 55.9%, 51.8%, and 47.1% of consolidated revenue, respectively. Our primary exposure to foreign currency exchange risk is the underlying user’s functional currency other than the U.S. Dollar, primarily the British Pound and Euro. As foreign currency exchange rates change, translation of the statements of operations of our international businesses into U.S. dollars affects year-over-year comparability of operating results. The average Euro and British Pound versus the U.S. Dollar exchange rate was 4.7% and 3.5% higher, respectively, in the year ended December 31, 2025 compared to the year ended December 31, 2024.
Our continued international expansion increases our exposure to exchange rate fluctuations and as a result such fluctuations could have a significant impact on our future results of operations. We have performed a sensitivity analysis as of December 31, 2025, 2024 and 2023. A hypothetical 10% change in British Pound and Euro, relative to the U.S. Dollar, would have changed revenue by $24.7 million, $25.4 million and $22.5 million for the years ended December 31, 2025, 2024 and 2023, respectively, with all other variables held constant. This accounts for 3%, 2% and 2% of total revenue for the years ended December 31, 2025, 2024 and 2023, respectively.
Beginning in the third quarter of 2025, we periodically entered into foreign currency forward contracts to manage the volatility of cash flows from revenue transactions denominated in foreign currencies, primarily in Euro. Changes in the fair value of these foreign currency contracts are recorded as a component of Accumulated Other Comprehensive Income until the forecasted transaction occurs, at which point the related gain and losses are reclassified into earnings. As of December 31, 2025, the notional value of our foreign exchange forward contracts in U.S dollar equivalents was $48.9 million.
We performed a sensitivity analysis to determine the effects that market risk exposures may have on the fair values of our foreign currency contracts. To perform the sensitivity analysis, we assessed the risk of changes in fair values from the effect of hypothetical changes in foreign currency exchange rates. This analysis assumes a like movement by the foreign currencies in our hedge portfolio against the U.S. Dollar. As of December 31, 2025, a 10% appreciation in the value of the U.S. Dollar versus the Euro would result in a net increase in the fair value of our derivative by $4.9 million and a 10% decline in the value of the U.S. Dollar versus the Euro would result in a net decrease in the fair value of our derivatives by $4.9 million.
Interest Rate Risk
At December 31, 2025, we had debt outstanding with a carrying value of $588.5 million. With consideration of the financial impact of our interest rate swaps, a hypothetical interest rate increase of 1% would have increased interest expense for the year ended December 31, 2025 by $2.6 million, based upon the outstanding debt balances and interest rates in effect during that period.
Borrowings under our Senior Secured Credit Facilities bear interest at a variable market rate. In order to reduce the financial impact of increases in interest rates, the Company entered into two interest rate swaps for a total notional amount of $350.0 million on June 22, 2020, which were set to expire on June 30, 2024. In January 2024, we replaced these interest rate swaps and entered into new interest rate swaps for the same notional value of $350.0 million to extend the expiration from June 2024 to January 2027. The financial impact of the interest rate swaps is to fix the variable interest rate element on $350.0 million of the long-term debt at a rate of 3.18%. See Note 13, Debt, to our audited consolidated financial statements included in Part II, “Item 8 – Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

Item 8. Financial Statements and Supplementary Data
Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Bumble Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Bumble Inc. (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive operations, changes in equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated March 16, 2026 expressed an unqualified opinion thereon.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgment. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Impairment of Goodwill and Indefinite-Lived Intangibles

Description of the Matter
As of December 31, 2025, the Company’s goodwill and indefinite-lived intangible assets balances were $732.7 million and $330 million, respectively. As disclosed in Note 2 of the consolidated financial statements, goodwill and indefinite-lived intangible assets are tested for impairment annually, or more frequently if events or circumstances indicate that it is more likely than not that the fair value of a reporting unit is below its carrying value (including goodwill) and that the intangible assets are impaired. If the carrying value exceeds the fair value, an impairment charge is recognized equal to the excess of the carrying value of the reporting unit over its fair value for goodwill, or the excess of the carrying value of the intangible assets over the fair value for indefinite-lived intangible assets. As disclosed in Note 8 of the consolidated financial statements, during the fiscal year ended December 31, 2025, the Company recorded goodwill and indefinite-lived intangible assets impairment charges of $654.4 million and $370 million, respectively.
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
March 16, 2026

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Bumble Inc.
Opinion on Internal Control Over Financial Reporting
We have audited Bumble Inc.’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Bumble Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive operations, changes in equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and our report dated March 16, 2026 expressed an unqualified opinion thereon.
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
/s/ Ernst & Young LLP
Austin, Texas
March 16, 2026

Bumble Inc.
Consolidated Balance Sheets
(in thousands, except share and per share information)

	December 31, 2025	December 31, 2024
ASSETS
Cash and cash equivalents	$175,760	$204,319
Accounts receivable (net of allowance of $86 and $103, respectively)	83,062	99,687
Other current assets	46,449	38,236
Total current assets	305,271	342,242
Right-of-use assets	10,198	11,232
Property and equipment (net of accumulated depreciation of $22,706 and $21,811, respectively)	6,896	8,495
Goodwill	732,715	1,386,229
Intangible assets, net	351,454	748,906
Deferred tax assets, net	11,429	16,300
Other noncurrent assets	7,115	11,483
Total assets	$1,425,078	$2,524,887
LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable	$9,231	$6,609
Deferred revenue	36,790	43,411
Accrued expenses and other current liabilities	86,226	82,800
Current portion of long-term debt, net	5,750	5,750
Total current liabilities	137,997	138,570
Long-term debt, net	582,715	611,346
Deferred tax liabilities, net	318	777
Payable to related parties pursuant to a tax receivable agreement	—	400,926
Other long-term liabilities	22,939	24,214
Total liabilities	743,969	1,175,833
Commitments and contingencies (Note 20)
Shareholders’ equity:
Class A common stock (par value $0.01 per share, 6,000,000,000 shares authorized; 129,613,455 shares issued and outstanding as of December 31, 2025; 107,107,632 shares issued and outstanding as of December 31, 2024)	1,297	1,071
Class B common stock (par value $0.01 per share, 1,000,000 shares authorized; 17 shares issued and outstanding as of December 31, 2025; 20 shares issued and outstanding as of December 31, 2024)	—	—
Preferred stock (par value $0.01; 600,000,000 shares authorized; no shares issued and outstanding as of December 31, 2025 and December 31, 2024, respectively)	—	—
Treasury stock (no shares outstanding as of December 31, 2025 and December 31, 2024)	—	—
Additional paid-in capital	1,803,905	1,453,483
Accumulated deficit	(1,394,230)	(701,092)
Accumulated other comprehensive income	159,021	71,073
Total Bumble Inc. shareholders’ equity	569,993	824,535
Noncontrolling interests	111,116	524,519
Total shareholders’ equity	681,109	1,349,054
Total liabilities and shareholders’ equity	$1,425,078	$2,524,887
The accompanying notes are an integral part of these consolidated financial statements.

Bumble Inc.
Consolidated Statements of Operations
(in thousands, except per share data)

	Year Ended December 31, 2025	Year Ended December 31, 2024	Year Ended December 31, 2023
Revenue	$965,658	$1,071,643	$1,051,830
Operating costs and expenses:
Cost of revenue	281,515	318,835	307,835
Selling and marketing expense	165,450	261,172	270,380
General and administrative expense	138,075	128,521	221,649
Product development expense	121,513	100,725	130,565
Depreciation and amortization expense	25,856	70,616	68,028
Impairment loss	1,039,027	892,248	—
Total operating costs and expenses	1,771,436	1,772,117	998,457
Operating earnings (loss)	(805,778)	(700,474)	53,373
Interest expense, net	(42,448)	(39,945)	(21,534)
Other expense, net	(12,750)	(4,827)	(26,537)
Income (loss) before income taxes	(860,976)	(745,246)	5,302
Income tax provision	(34,369)	(23,128)	(7,170)
Net loss	(895,345)	(768,374)	(1,868)
Net earnings (loss) attributable to noncontrolling interests	(202,207)	(211,366)	2,345
Net loss attributable to Bumble Inc. shareholders	$(693,138)	$(557,008)	$(4,213)
Net loss per share attributable to Bumble Inc. shareholders
Basic and diluted loss per share	$(5.95)	$(4.61)	$(0.03)
The accompanying notes are an integral part of these consolidated financial statements.

Bumble Inc.
Consolidated Statements of Comprehensive Operations
(in thousands)

	Year Ended December 31, 2025	Year Ended December 31, 2024	Year Ended December 31, 2023
Net loss	$(895,345)	$(768,374)	$(1,868)
Other comprehensive income (loss), net of tax:
Change in fair value of cash flow hedges	156	—	—
Change in foreign currency translation adjustment	22,834	(11,177)	6,230
Total other comprehensive income (loss), net of tax	22,990	(11,177)	6,230
Comprehensive income (loss)	(872,355)	(779,551)	4,362
Comprehensive income (loss) attributable to noncontrolling interests	(194,921)	(214,587)	4,023
Comprehensive income (loss) attributable to Bumble Inc. shareholders	$(677,434)	$(564,964)	$339
The accompanying notes are an integral part of these consolidated financial statements.

Bumble Inc.
Consolidated Statements of Changes in Equity
(in thousands, except share amounts)

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Deficit	Accumulated Other Comprehensive Income	Total Bumble Inc. Shareholders' Equity	Noncontrolling Interests	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount		Shares	Amount
Balance as of December 31, 2024	107,107,632	$1,071	20	$—	$1,453,483	—	$—	$(701,092)	$71,073	$824,535	$524,519	$1,349,054
Net loss	—	—	—	—	—	—	—	(693,138)	—	(693,138)	(202,207)	(895,345)
Changes in ownership interest in subsidiary	—	—	—	—	(72,244)	—	—	—	72,244	—	—	—
Stock-based compensation expense	—	—	—	—	24,067	—	—	—	—	24,067	7,429	31,496
Impact of tax receivable agreement due to exchange of Common Units	—	—	—	—	(17,670)	—	—	—	—	(17,670)	—	(17,670)
Settlement of tax receivable agreement	—	—	—	—	241,572	—	—	—	—	241,572	(8,225)	233,347
Cancellation of restricted shares	(809)	—	—	—	(3)	—	—	—	—	(3)	3	—
Restricted stock units issued, net of shares withheld for taxes	2,295,222	23	—	—	352	—	—	—	—	375	(9,022)	(8,647)
Exchange of Common Units for Class A common stock	24,961,274	250	—	—	211,801	—	—	—	—	212,051	(212,051)	—
Purchase of common stock	—	—	—	—	(7,924)	4,749,864	(28,921)	—	—	(36,845)	7,924	(28,921)
Partnership tax and other distributions	—	—	—	—	(655)	—	—	—	—	(655)	(4,540)	(5,195)
Retirement of treasury stock	(4,749,864)	(47)	—	—	(28,874)	(4,749,864)	28,921	—	—	—	—	—
Retirement of Class B common stock	—	—	(3)	—	—	—	—	—	—	—	—	—
Other comprehensive income, net of tax	—	—	—	—	—	—	—	—	15,704	15,704	7,286	22,990
Balance as of December 31, 2025	129,613,455	$1,297	17	$—	$1,803,905	—	$—	$(1,394,230)	$159,021	$569,993	$111,116	$681,109

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

Bumble Inc.
Consolidated Statements of Changes in Equity
(in thousands, except share amounts)

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Deficit	Accumulated Other Comprehensive Income	Total Bumble Inc. Shareholders' Equity	Noncontrolling Interests	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount		Shares	Amount
Balance as of December 31, 2022	129,774,299	$1,298	20	$—	$1,691,911	—	$—	$(139,871)	$74,477	$1,627,815	$825,764	$2,453,579
Net income (loss)	—	—	—	—	—	—	—	(4,213)	—	(4,213)	2,345	(1,868)
Stock-based compensation expense	—	—	—	—	10,128	—	—	—	—	10,128	97,057	107,185
Impact of tax receivable agreement due to exchanges of Common Units	—	—	—	—	(32,733)	—	—	—	—	(32,733)	(1,757)	(34,490)
Cancellation of restricted shares	(13,935)	—	—	—	(51)	—	—	—	—	(51)	51	—
Restricted stock units issued, net of shares withheld for taxes	1,251,201	13	—	—	(6,236)	—	—	—	—	(6,223)	(10,691)	(16,914)
Exchange of Common Units for Class A common stock	7,508,537	74	—	—	109,430	—	—	—	—	109,504	(109,504)	—
Distribution to noncontrolling interest holders	—	—	—	—	—	—	—	—	—	—	(19,310)	(19,310)
Share repurchases	—	—	—	—	—	7,832,473	(73,764)	—	—	(73,764)	291	(73,473)
Purchase of Common Units	—	—	—	—	—	—	—	—	—	—	(83,666)	(83,666)
Other comprehensive income, net of tax	—	—	—	—	—	—	—	—	4,552	4,552	1,678	6,230
Balance as of December 31, 2023	138,520,102	$1,385	20	$—	$1,772,449	7,832,473	$(73,764)	$(144,084)	$79,029	$1,635,015	$702,258	$2,337,273
The accompanying notes are an integral part of these consolidated financial statements.

Bumble Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31, 2025	Year Ended December 31, 2024	Year Ended December 31, 2023
Cash flows from operating activities:
Net loss	$(895,345)	$(768,374)	$(1,868)
Adjustments to reconcile net loss to net cash provided by operating activities:
Impairment loss	1,039,027	892,248	—
Depreciation and amortization expense	25,856	70,616	68,028
Changes in fair value of interest rate swap	5,149	2,436	13,806
Changes in fair value of contingent earn-out liability	(2,500)	(20,208)	(29,569)
Non-cash lease expense	3,276	3,402	3,518
Tax receivable agreement liability remeasurement expense	700	8,341	10,341
Deferred income tax	5,788	5,022	(7,166)
Stock-based compensation expense	31,189	26,245	104,338
Net foreign exchange difference	17,158	(12,645)	923
Other, net	6,339	3,746	11,065
Changes in assets and liabilities:
Accounts receivable	15,144	5,788	(36,031)
Other current assets	(7,581)	(4,732)	(2,920)
Accounts payable	2,604	1,932	1,775
Deferred revenue	(6,621)	(5,338)	2,593
Legal liabilities	—	(65,763)	45,240
Lease liabilities	(3,833)	(1,213)	(3,930)
Accrued expenses and other current liabilities	16,049	(19,011)	1,485
Other, net	(2,033)	949	458
Net cash provided by operating activities	250,366	123,441	182,086
Cash flows from investing activities:
Capital expenditures	(11,682)	(9,319)	(14,935)
Acquisition of business, net of cash acquired	—	—	(9,820)
Acquisition of intangible assets	—	(17,435)	—
Net cash used in investing activities	(11,682)	(26,754)	(24,755)
Cash flows from financing activities:
Repayment of term loan	(30,750)	(5,750)	(5,750)
Debt issuance costs	—	(189)	—
Distributions paid to noncontrolling interest holders	(5,195)	(7,918)	(19,310)
Share repurchases	(28,682)	(192,113)	(112,830)
Purchase of Common Units	—	(22,184)	(44,309)
Withholding tax paid on behalf of employees on stock-based awards	(8,834)	(10,732)	(16,692)
Payments on tax receivable agreement	(194,661)	(11,942)	—
Net cash used in financing activities	(268,122)	(250,828)	(198,891)
Effects of exchange rate changes on cash and cash equivalents	1,630	2,001	(6,280)
Net decrease in cash and cash equivalents and restricted cash	(27,808)	(152,140)	(47,840)
Cash and cash equivalents and restricted cash, beginning of the period	207,062	359,202	407,042
Cash and cash equivalents and restricted cash, end of the period	$179,254	$207,062	$359,202
Less restricted cash	(3,494)	(2,743)	(3,560)
Cash and cash equivalents, end of the period	$175,760	$204,319	$355,642
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
Prior to the IPO and the Reorganization Transactions, Bumble Holdings L.P., a Delaware limited partnership, was formed primarily as a vehicle to finance the acquisition (the “Sponsor Acquisition”) of a majority stake in Worldwide Vision Limited by a group of investment funds managed by Blackstone Inc. (“Blackstone” or our “Sponsor”). As Bumble Holdings did not have any previous operations, Worldwide Vision Limited, a Bermuda exempted limited company, is viewed as the predecessor to Bumble Holdings and its consolidated subsidiaries.
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
Assuming the exchange of all outstanding Common Units for shares of Class A common stock on a one-for-one basis under the exchange agreement entered into by holders of Common Units, there would be 150,861,901 shares of Class A common stock outstanding (which does not reflect any shares of Class A common stock issuable in exchange for as-converted Incentive Units or upon settlement of certain other interests) as of December 31, 2025.
All references to the “Company”, “we”, “our” or “us” in this report are to Bumble Inc.
Basis of Presentation and Consolidation
The Company prepares the consolidated financial statements in accordance with U.S. generally accepted accounting principles (“GAAP”). In the opinion of management, the consolidated financial statements reflect all normal recurring adjustments considered necessary for the fair presentation of the Company's financial information. The consolidated financial statements include the financial statements of the Company, all entities that are wholly-owned by the Company and all entities in which the Company has a controlling financial interest. All intercompany transactions and balances have been eliminated.
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
The consolidated balance sheet and consolidated statement of changes in equity as of and for the year ended December 31, 2025 include an adjustment identified in the first quarter of 2025 to correct “Accumulated other comprehensive income” and “Additional paid-in capital” related to changes in ownership interest in subsidiary during prior periods. The Company concluded that the adjustment is not material to its previously reported consolidated balance sheet and statement of changes in equity and has no impact on its previously reported consolidated statements of operations, comprehensive operations and cash flows.
The consolidated statements of operations for the year ended December 31, 2025 include a cumulative adjustment identified in the third quarter of 2025 to general and administrative expense of $9.2 million and interest expense, net, of $0.8 million, related to certain indirect tax obligations incurred in prior periods. The Company concluded that the adjustment is not material to its previously reported consolidated financial statements.
In accordance with U.S. GAAP, management evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the consolidated financial statements are issued. As of December 31, 2025, the Company had outstanding term loans under the Credit Agreement, which have a carrying value of $588.5 million, and mature on January 29, 2027. Based on the Company’s existing cash resources and forecasted cash flows, management determined that additional funding would be required to meet its repayment obligations under the term loans by the maturity date. The ability to refinance its existing debt obligations is not solely within the Company’s control. If the Company is unable to repay or refinance the term loans by the maturity date, such failure would constitute an event of default and could result in the exercise of remedies against the Company’s assets.
On March 13, 2026, the Company, through one of its subsidiaries, Buzz Finco L.L.C. (the “Borrower”), entered into a binding commitment letter, dated as of March 13, 2026 (the “Commitment Letter”) with Guggenheim Corporate Funding, LLC (and certain accounts or funds affiliated therewith or managed thereby) and STORY3 Capital Partners, LLC, (collectively, the “Commitment Parties”), pursuant to which, subject to the terms and conditions set forth therein, the Commitment Parties have committed to provide a $475.0 million senior secured term loan facility to fund, together with cash on hand, the refinancing in full of all of the Borrower’s outstanding indebtedness under the Credit Agreement. The funding of the term loan facility provided for in the Commitment Letter is subject to the satisfaction of customary conditions that management has concluded are within the Company's control. Management has evaluated the Commitment Letter and concluded that the liquidity available pursuant to the terms and conditions set forth in the Commitment Letter will provide the Company with the additional funding, together with its existing cash resources and forecasted cash flows, to meet its obligations as they come due within one year after date of the consolidated financial statements are issued. Refer to Note 13, Debt, and Note 21, Subsequent Event, for additional information.
Accordingly, the consolidated financial statements have been prepared assuming the Company will continue as a going concern and contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.
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
As of December 31, 2025 and 2024, the Company has classified its cash held in Russia as restricted cash due to the sanctions imposed by the Russia-Ukraine Conflict, which was included in “Other noncurrent assets” within the accompanying consolidated balance sheets.
Accounts Receivable
Accounts receivable are recorded net of an allowance for credit losses, potential chargebacks and refunds issued to users. The amount of this allowance is primarily based upon historical experience and future economic expectations. The Company maintains an allowance for expected credit losses to provide for the estimated amount of accounts receivable that will not be collected. The Company determines if an allowance is needed by considering a number of factors, including the Company’s previous loss history, the length of time accounts receivable are past due, the specific customer’s ability to pay the obligation to the Company, reasonable and supportable forecasts of future economic conditions, and the current economic condition of the general economy. As of December 31, 2025 and 2024, the Company had an allowance for credit losses of $0.1 million and $0.1 million, respectively.

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
The Company’s accounts receivable balances are predominantly with third-party aggregators and these are subject to normal credit risks which management believes to be not significant. Two third-party aggregators accounted for 94% of the Company’s gross accounts receivable as of both years ended December 31, 2025 and December 31, 2024.
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
In April 2023, the Company completed the acquisition of Newel Corporation (“Newel”) for a purchase price of $10.0 million in cash. Newel (popularly known as Official) is an app that facilitates personal communication between partners. The Company acquired $5.4 million in identifiable net assets and recognized goodwill, which is not tax deductible, of $4.6 million. The Official asset group was fully disposed in the three months ended June 30, 2025. See Note 8, Goodwill and Intangible Assets, Net and Note 9, Restructuring, for additional information.
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
The Company considers both the income and market approaches to estimate the fair value of a reporting unit. The income approach utilizes a discounted cash flow analysis. The market approach utilizes comparable public company information and key valuation multiples and considers a market control premium and guideline transactions, when applicable. The estimated fair value of a reporting unit is highly sensitive to changes in management’s estimates and assumptions including, but not limited to, the Company's forecasted financial results, revenue growth rate, discount rate and valuation multiples. Additionally, adverse macroeconomic factors, including but not limited to, slower economic growth, a higher cost of borrowing, inflationary pressures, and fluctuations in foreign currency exchange rates, may impact the estimated fair value of a reporting unit. See Note 8, Goodwill and Intangible Assets, Net for additional information.
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

Brand	2 - 8 years
Trademark	10 years
Developed technology	2 - 6 years
User base	2 - 4 years
Domain	3 - 6 years
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
Held and used long-lived assets, which primarily consist of property and equipment and right-of-use assets, and definite-lived intangible assets, which primarily consist of developed technology and definite-lived brands, are reviewed for impairment whenever events or circumstances indicate that the carrying value of such assets or asset group may not be recoverable. An asset group is the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. The carrying value of such assets or asset groups is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset or asset group. If the carrying value is deemed not to be recoverable, an impairment loss is recorded equal to the amount by which the carrying value of the assets or asset group exceeds its fair value. The remaining estimated useful lives of long-lived assets and definite-lived intangible assets are routinely reviewed and, if the estimate is revised, the remaining unamortized balance is amortized or depreciated over the revised estimated useful life. See Note 8, Goodwill and Intangible Assets, Net for additional information.
The Company classifies an asset or an asset group (collectively referred to as “the asset”) as held for sale when management commits to a formal plan to actively market the asset for sale at a price reasonable in relation to fair value, the asset is available for immediate sale in its present condition, an active program to locate a buyer and other actions required to complete the sale have been initiated, the sale of the asset and the transfer is expected to be completed within one year and it is unlikely that significant changes will be made to the plan. Upon classification as held for sale, the Company recognizes the asset at the lower of its carrying value or its estimated fair value, less costs to sell. In addition, the Company ceases to record depreciation or amortization for assets that are classified as held for sale. See Note 6, Sale of a Business for additional information.
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
Capitalized software development costs are included in “Intangibles, net” in the accompanying consolidated balance sheets. The cost of internal-use software is amortized on a straight-line method over the estimated useful life of the applicable software, which is typically three years. During the years ended December 31, 2025, 2024 and 2023, the Company recorded $6.5 million, $6.4 million and $4.7 million of internal-use software amortization, respectively.
The Company has software applications that utilize cloud-based hosting arrangements with service contracts. The Company accounts for costs incurred in connection with the implementation of these various software systems under ASU 2018-15, Intangibles—Goodwill and Other-Internal Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract. Costs that are incurred in the planning and post-implementation operation stages are expensed as incurred. Capitalized costs are included in “Other current assets” and “Other noncurrent assets” and are amortized on a straight-line basis over the contract terms plus any reasonably certain renewal period. The Company starts amortizing capitalized implementation costs when the systems are placed in production and ready for their intended use.
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
Fair Value Measurements
The Company follows ASC 820, Fair Value Measurement, for assets and liabilities measured at fair value. The Company uses the fair value hierarchy to categorize assets and liabilities measured at fair value based on the available inputs to the valuation and the degree to which they are observable or not observable in the market.
The three levels of the fair value hierarchy are as follows:
•Level 1—Quoted prices in active markets for identical assets or liabilities.
•Level 2—Assets and liabilities valued based on observable market data for similar instruments, such as quoted prices for similar assets or liabilities.
•Level 3—Unobservable inputs for which there is little or no market data and require the Company to develop its own assumptions, based on the best information available

See Note 11, Fair Value Measurements, for additional information.
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
As of December 31, 2025, the Company's derivative instruments consisted of interest rate swaps, which were not designated as hedging instruments, and foreign currency forward contracts, which were designated as cash flow hedges. See Note 11, Fair Value Measurements and Note 12, Derivative Instruments for additional information.
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
Direct costs and excise tax obligations will be included in the cost of the repurchased shares in the Company’s consolidated financial statements. Reduction to the excise tax obligation associated with subsequent issuance of shares will be reflected as an adjustment to the excise tax previously recorded. See Note 14, Shareholders’ Equity, for additional information.
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
(i)identify the contract(s) with a customer;
(ii)identify the performance obligations in the contract;
(iii)determine the transaction price;
(iv)allocate the transaction price to the performance obligations in the contract; and
(v)recognize revenue when (or as) the entity satisfies performance obligations.
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
During the years ended December 31, 2025, 2024 and 2023, there were no customers representing greater than 10% of total revenue.
For the periods presented, revenue across apps was as follows:

(in thousands)	Year Ended December 31, 2025	Year Ended December 31, 2024	Year Ended December 31, 2023
Bumble App	$783,011	$866,289	$844,774
Badoo App and Other	182,647	205,354	207,056
Total Revenue	$965,658	$1,071,643	$1,051,830
Assets Recognized from the Costs to Obtain a Contract with a Customer
The Company has determined that certain costs paid to third party aggregators, primarily mobile app store fees, meet the requirements to be capitalized as a cost of obtaining a contract. These costs are capitalized and amortized over the period of contract performance, typically over the term of the applicable subscription period. Capitalized costs of obtaining contracts were $8.3 million and $11.0 million as of December 31, 2025 and 2024, respectively, which was included in “Other current assets” in the accompanying consolidated balance sheets. During the years ended December 31, 2025, 2024 and 2023, the Company recorded cost of revenue of $229.0 million, $271.4 million and $260.7 million, respectively, related to the amortization of capitalized costs of obtaining contracts in the accompanying consolidated statements of operations.
Deferred Revenue
Deferred revenue consists of advance payments that are received or are contractually due in advance of the Company’s performance. The Company’s deferred revenue is reported on a contract by contract basis at the end of each reporting period. The Company classifies deferred revenue as current when the term of the applicable subscription period or expected completion of the performance obligation is one year or less. The deferred revenue balance is $36.8 million and $43.4 million as of December 31, 2025 and 2024, respectively, all of which is classified as a current liability. During the years ended December 31, 2025, 2024 and 2023, the Company recognized revenue of $43.2 million, $48.7 million, and $46.1 million, respectively, that was included in the deferred revenue balance at the beginning of each respective period.
Advertising Costs
Advertising costs are expensed in the period in which the services are first delivered to the Company. Where media space is purchased in advance, expense is deferred until the advertising service has been received by the Company. Advertising costs represent online marketing, including fees paid to search engines and social media sites, brand marketing such as out of home and television advertising, field marketing and partner-related payments to those who direct traffic to the Company’s platforms. Advertising expense was $138.4 million, $227.0 million and $221.0 million for the years ended December 31, 2025, 2024 and 2023, respectively.
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
Tax Receivable Agreement
In connection with the Reorganization Transactions and the IPO, the Company entered into a tax receivable agreement with certain of its pre-IPO owners that provided for the payment by the Company to such pre-IPO owners 85% of the benefits that the Company realized, or was deemed to realize, as a result of the Company's allocable share of existing tax basis acquired in its IPO and other tax benefits related to entering into the tax receivable agreement. The payments under the tax receivable agreement were not conditioned upon continued ownership of the Company by the pre-IPO owners.
Actual tax benefits realized by the Company might have differed from tax benefits calculated under the tax receivable agreement as a result of the use of certain assumptions in the tax receivable agreement, including the use of an assumed weighted-average state and local income tax rate to calculate tax benefits. Payments under the tax receivable agreement would have depended upon a number of factors, including the timing and amount of our future income.
The Company accounted for amounts payable under the tax receivable agreement in accordance with ASC 450, Contingencies. As such, subsequent changes in the fair value of the tax receivable agreement liability between reporting periods were recognized in the consolidated statements of operations.
On November 5, 2025, the Company entered into Amendment No. 1 to the tax receivable agreement, which provided for one-time settlement payments as consideration for the complete and full termination of the Company's payment obligations and the relinquishing of all TRA parties' payment rights under the tax receivable agreement. See Note 5, Payable to Related Parties Pursuant to a Tax Receivable Agreement, for additional information.
Foreign Currencies
The Company’s consolidated financial statements are presented in U.S. dollars, which is the Company’s functional currency. The financial position and operating results of foreign entities whose primary economic environment is based on their local currency are consolidated using the local currency as the functional currency. These local currency assets and liabilities are translated into U.S. dollars at the rates of exchange as of the balance sheet date, and local currency revenue and expenses of these operations are translated at average rates of exchange during the period. Translation gains and losses are included in "Accumulated other comprehensive income" as a component of shareholders’ equity. Transaction gains and losses resulting from assets and liabilities denominated in a currency other than the functional currency are included in “Other income (expense), net” in the accompanying consolidated statements of operations. For the years ended December 31, 2025, 2024 and 2023, the Company recorded a foreign currency transaction gain (loss) of $12.1 million, $3.8 million and $(2.2) million, respectively.
The Company and certain of its subsidiaries have intercompany loans denominated in currencies other than the functional currency of the borrowing entity. These loans are of a long-term investment nature, as settlement is neither planned nor anticipated in the foreseeable future. Accordingly, foreign currency transaction adjustments related to these long-term intercompany loans are recorded in "Accumulated other comprehensive income" as a component of shareholders’ equity. Transaction gains and losses related to other intercompany balances that are not considered long-term investments are recorded in "Other income (expense), net" in the accompanying consolidated statements of operations.
Restructuring Charges
Restructuring charges are associated with improving operating leverage, discontinuing the operation of apps, office closure or exiting a market and consist primarily of severance, relocation, right-of-use asset impairment and other related costs. The Company evaluates the nature of these costs to determine if they relate to ongoing benefit arrangements which are accounted for under ASC 712, Compensation - Nonretirement Postemployment Benefits, or one-time benefit arrangements which are accounted for under ASC 420, Exit or Disposal Cost Obligations. The Company records a liability for ongoing employee termination benefits when it is probable that an employee is entitled to them and the amount of the benefits can be reasonably estimated. One-time employee termination costs are recognized when management has communicated the termination plan to employees, unless future service is required, in which case the costs are recognized ratably over the future service period. All other related costs are recognized when incurred. Restructuring charges are recognized as an operating expense within the consolidated statements of operations and are classified based on each employee’s respective function. See Note 9, Restructuring, for additional information.
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
For the calculation of diluted EPS, net earnings (loss) attributable to common stockholders for basic EPS is adjusted by the effect of dilutive securities. Diluted EPS attributable to common stockholders is computed by dividing the resulting net earnings (loss) attributable to common stockholders by the weighted-average number of common shares outstanding, adjusted to give effect to dilutive elements including restricted shares, restricted stock units ("RSUs"), and options to the extent these are dilutive. See Note 15, Earnings (Loss) per Share, for additional information.
Stock-Based Compensation
Compensation expense related to stock-based awards granted to employees and non-employees is measured at the fair value on the date of grant and recognized over the requisite service period. The grant date fair value of restricted shares and RSUs is estimated based on the fair value of the Company’s underlying common stock. The grant date fair value of stock options is estimated using the Black-Scholes option pricing model for time-vesting awards or a Monte Carlo simulation approach in an option pricing framework for exit-vesting awards. Management makes assumptions with respect to the fair value of the Company’s equity award on the grant date, including the expected term of the award, the expected volatility of the Company’s stock calculated based on a period of time generally commensurate with the expected term of the award, risk-free interest rates and expected dividend yields of the Company’s stock. Forfeitures are recognized as they occur.
For time-vesting awards, compensation cost is recognized over the requisite service period, which is generally the vesting period, using the graded attribution method. For performance-based stock awards, compensation expense is recognized over the requisite service period on a straight-line basis when achievement is probable. In addition, Exit-Vesting awards with vesting based on certain performance conditions were modified in July 2022 to also provide for time-based vesting in 36 equal installments and the Company began to recognize incremental stock-based compensation associated with the modification of these awards using the graded attribution method. See Note 16, Stock-based Compensation, for additional information.
Recently Adopted Accounting Pronouncement
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Taxes Disclosures. The ASU requires entities to provide disaggregated income tax disclosures on the rate reconciliation and income taxes paid on an annual basis. ASU 2023-09 is effective for the Company beginning in fiscal year 2025. Early adoption is permitted. The Company adopted this standard prospectively in the year 2025. Adoption of this new standard did not have a material impact on the Company's consolidated financial statements.
In March 2024, the FASB issued ASU 2024-01, Compensation - Stock Compensation (Topic 718): Scope Application of Profits Interest and Similar Awards. The ASU clarifies how an entity determines whether a profits interest or similar award is within the scope of Topic 718 or is not a share-based payment arrangement and therefore within the scope of other guidance. Entities can apply the amendments either retrospectively to all prior periods presented in the financial statements or prospectively to profits interest and similar awards granted or modified on or after the date of adoption. If prospective application is elected, an entity must disclose the nature of and reason for the change in accounting principle. The Company adopted ASU 2024-01 in the first quarter of 2025 prospectively. Adoption of this ASU did not have a material impact on the accompanying consolidated financial statements and disclosures.
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
In July 2025, the FASB issued ASU 2025-05, Financial Instruments - Credit Losses (Topic 326) - Measurement of Credit Losses for Accounts Receivable and Contract Assets, which provides a practical expedient to measure credit losses on current accounts receivable and current contract assets. ASU 2025-05 is effective for the Company beginning in the first quarter of 2026 and will be applied prospectively. Early adoption is permitted. The Company does not expect the adoption this ASU to have a material impact on the consolidated financial statements and related disclosures.
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
In November 2025, the FASB issued ASU 2025-09, Derivatives and Hedging (Topic 815)—Hedge Accounting Improvements, which amends hedge accounting guidance in ASC 815 by addressing five specific hedge accounting issues, including similar risk assessments for cash flow hedges and expanded eligible hedged risk components. ASU 2025-09 is effective for the Company beginning in the first quarter of 2027 and will be applied prospectively. Early adoption is permitted. The Company is currently evaluating the impact of adopting this ASU on the consolidated financial statements and related disclosures.
In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270)—Narrow-Scope Improvements, which clarifies the scope, form, and content of interim financial statements and consolidates interim disclosure requirements currently required under GAAP. The ASU also introduces a disclosure principle requiring entities to disclose material events and changes since the end of the most recent annual reporting period. ASU 2025-11 is effective for the Company in the first quarter of 2028. Early adoption is permitted. The Company is currently evaluating the impact of adopting this ASU on the consolidated financial statements and related disclosures.
Note 3 - Leases
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
The Company elected certain practical expedients under ASC 842 which allow the Company to combine lease and non-lease components of lease payments in determining right-of-use assets and related lease liabilities. The Company also elected the short-term lease exception. Leases with an initial term of twelve-months or less that do not include an option to purchase the underlying asset are not recorded on the consolidated balance sheets and are expensed on a straight-line basis over the lease term.
Components of lease cost included in general and administrative expenses on the consolidated statements of operations are as follows (in thousands):

	Year Ended December 31, 2025	Year Ended December 31, 2024	Year Ended December 31, 2023
Operating lease cost	$3,276	$3,402	$3,518
Expense relating to short-term leases	1,418	1,022	795
Variable lease costs	21	122	115
Total lease cost	$4,714	$4,546	$4,428

Supplemental cash flow information related to leases is as follows (in thousands):

	Year Ended December 31, 2025	Year Ended December 31, 2024	Year Ended December 31, 2023
Cash paid for amounts included in the measurement of operating lease liabilities	$3,833	$1,213	$3,930
Right-of-use assets obtained in exchange for operating lease liabilities	994	—	—
During the year ended December 31, 2025 the Company entered into a new office lease in the U.S., resulting in an increase of $1.0 million in right-of-use assets and a corresponding increase in lease liabilities. The Company did not enter into any new lease agreements during the years ended December 31, 2024 or 2023.
Supplemental balance sheet information related to leases is as follows (in thousands, except lease term and discount rate):

	December 31, 2025	December 31, 2024
Assets:
Right-of-use assets	$10,198	$11,232
Liabilities:
Accrued expenses and other current liabilities	$3,960	$3,099
Other long-term liabilities	6,981	9,321
Total operating lease liabilities	$10,941	$12,420
Weighted average remaining operating lease term (years)	3.1	4.1
Weighted average operating lease discount rate	4.5%	4.3%
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
Future maturities on lease liabilities as of December 31, 2025, are as follows (in thousands):

Years Ended December 31,	Future Minimum Payments
2026	$4,374
2027	3,971
2028	3,264
2029	71
2030	—
Thereafter	—
Total lease payments	11,680
Less: imputed interest	(739)
Total lease liabilities	$10,941
There were no leases with residual value guarantees or executed leases that had not yet commenced as of December 31, 2025 and 2024.
The Company was also a sublessor on one operating lease during the years ended December 31, 2025, 2024 and 2023. The Company recorded $0.5 million, $0.4 million and $0.6 million of sublease income in “Other expense, net” during the years ended December 31, 2025, 2024 and 2023, respectively.

Note 4 - Income Taxes
U.S. and foreign (loss) earnings before income taxes and noncontrolling interests are as follows (in thousands):

	Year Ended December 31, 2025	Year Ended December 31, 2024	Year Ended December 31, 2023
U.S.	$(991,041)	$(835,757)	$(51,629)
Foreign	130,065	90,511	56,931
Total	$(860,976)	$(745,246)	$5,302
The components of the income tax (benefit) provision are as follows (in thousands):

	Year Ended December 31, 2025	Year Ended December 31, 2024	Year Ended December 31, 2023
Current income tax (benefit) provision:
Federal	$(10)	$(164)	$426
State	304	571	285
Foreign	28,287	17,699	13,632
Current income tax provision	$28,581	$18,106	$14,343
Deferred income tax (benefit) provision:
Federal	$(553)	$(528)	$(344)
State	56	20	—
Foreign	6,285	5,530	(6,829)
Deferred income tax (benefit) provision	$5,788	$5,022	$(7,173)
Income tax provision	$34,369	$23,128	$7,170
The Company recorded income tax expense of $34.4 million for the year ended December 31, 2025 compared to income tax expense of $23.1 million recorded for the year ended December 31, 2024. The increase in tax expense in the current year compared to 2024 is primarily attributable to higher foreign taxes resulting from a shift in the jurisdictional mix of earnings. The increase in tax expense in 2024 compared to 2023 is primarily attributable to the accrual of Pillar Two minimum taxes in certain foreign jurisdictions in 2024. In addition, the income tax expense for the current and prior years reported above, reflect the impact of the Company's assessment that it will not be able to realize the benefit of certain deferred tax assets for which a valuation allowance has been recorded.

Pillar Two Minimum Tax
On December 20, 2021, the Organization for Economic Cooperation and Development (“OECD”) released the Pillar Two model rules providing a framework for implementing a 15% minimum tax, also referred to as the Global Anti-Base Erosion ("GloBE") rules, on earnings of multinational companies with consolidated annual revenue exceeding €750 million. Pillar Two legislation has been enacted in certain jurisdictions where the Company operates, including the UK and certain EU member states, and is effective for the Company's financial year beginning January 1, 2024. The Company has performed an assessment of its exposure to Pillar Two income taxes, including its ability to qualify for transitional safe harbor relief under the GloBE rules. While the Company expects to qualify for transitional safe harbor relief in most jurisdictions in which it operates, there are a limited number of jurisdictions where the transitional safe harbor is not available, including for certain entities classified as “stateless” constituent entities under the Pillar Two model rules. The Company’s income tax provision for the year ended December 31, 2025 includes $12.6 million in accrued minimum taxes under Pillar Two (GloBE top up tax), which is based on currently enacted legislation and guidance. As of December 31, 2025, these accrued minimum taxes are included in “Other long-term liabilities” in the accompanying consolidated balance sheet and are payable in March 2027 with the filing of our GloBE return. The Company’s income tax provision for the year ended December 31, 2024 includes $12.6 million in accrued minimum taxes under Pillar Two, which is based on currently enacted legislation and guidance. As of December 31, 2025, these accrued minimum taxes are included in “Accrued expenses and other current liabilities” in the accompanying consolidated balance sheet and are payable in June 2026 with the filing of our initial GloBE return. The Company is monitoring the implementation of Pillar Two legislation (both proposed and enacted) by individual countries, including the release of administrative guidance on the application of the GloBE rules, and will continue to evaluate the potential impact to the Company’s financial position. On January 5, 2026, the OECD released Administrative Guidance containing the Side-by-Side agreement (“SbS System”) as part of a broader package of Administrative Guidance on Pillar Two. The SbS System introduces two new Pillar Two safe harbours: (i) the Side-by-Side Safe Harbour (“SbS SH”) for MNE Groups headquartered in jurisdictions with both eligible domestic and worldwide tax systems; and (ii) the Ultimate Parent Entity Safe Harbour (“UPE SH”) for MNE Groups with a UPE located in a jurisdiction that has an eligible domestic tax system but not an eligible worldwide tax system. The Central Record for purposes of the Global Minimum Tax was updated on January 5, 2026 to reflect that the United States is an eligible jurisdiction for the SbS SH. We expect the SbS SH will have significant future impact to the Company and our Pillar Two computations, however, given the absence of implementing legislation as of December 31, 2025, no impact has been recorded for the year ended December 31, 2025. Accordingly, the Company is still evaluating the potential consequences of Pillar Two on its longer-term financial position.

The tax effects of cumulative temporary differences that give rise to significant deferred tax assets and deferred tax liabilities are presented below (in thousands):

	December 31, 2025	December 31, 2024
Deferred tax assets:
Investment in partnership	$333,106	$282,594
Property and equipment	101	122
Net operating loss carryforward	141,589	116,609
Interest expense carryforward	17,829	17,130
Tax receivable agreement	—	47,193
Share-based compensation	6,332	12,314
Foreign tax credit carryforward	40,876	19,700
Other	4,116	2,954
Total deferred tax assets	543,949	498,616
Less: Valuation allowance	(530,839)	(477,612)
Deferred tax assets, net of valuation allowance	$13,110	$21,004
Deferred tax liabilities:
Amortization	1,999	5,481
Total deferred tax liabilities	1,999	5,481
Deferred tax (liabilities) assets, net	$11,111	$15,523
As of December 31, 2025, the Company had deferred tax assets related to federal, state and foreign net operating loss carryforwards of $126.8 million, $13.1 million, and $1.6 million, respectively. Both the federal and foreign net operating losses can be carried forward indefinitely. The state net operating losses generally expire between 2026 and 2045.
The Company recognizes deferred tax assets to the extent it believes these assets are more likely than not to be realized. In making such a determination, the Company considers all positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent results of operations. A valuation allowance is provided if it is determined that it is more likely than not that the deferred tax asset will not be realized. After consideration of all positive and negative evidence, the Company recorded a valuation allowance with respect to its U.S. federal and state deferred tax assets relating to the investment in partnership, net operating loss carryforwards, and interest expense carryforwards. The Company also recorded a valuation allowance against net operating loss carryforwards in certain foreign jurisdictions, which are not expected to be realized. The deferred tax asset related to the Tax Receivable Agreement has been entirely reversed as a result of the TRA Buyout, as further described in Note 5, Payable to Related Parties Pursuant to a Tax Receivable Agreement. During 2025, the Company's valuation allowance increased by $53.2 million due primarily to an increase in U.S. federal and state deferred tax assets generated during the year. During the year ended December 31, 2024, the Company's valuation allowance increased by $220.7 million due primarily to an increase in U.S. federal and state deferred tax assets generated during the year.

A reconciliation of the statutory federal tax rate to the effective tax rate for the year ended December 31, 2025 is as follows:

	Year Ended December 31, 2025
(in thousands)	Total	%
Income tax provision (benefit) at the U.S. federal statutory tax rate	$(180,805)	21.0%
State taxes, net of federal benefit	208	—%
Foreign tax effects
United Kingdom
GloBE top-up tax	12,627	(1.5)%
Other	7,006	(0.8)%
Other foreign jurisdictions	6,086	(0.7)%
Effect of cross-border tax laws
Foreign tax credits	(21,176)	2.5%
Changes in valuation allowances	158,518	(18.4)%
Nontaxable or nondeductible items
Noncontrolling interest	48,185	(5.6)%
Other	3,938	(0.5)%
Changes in unrecognized tax benefits	(218)	—%
Income tax provision at effective tax rate	$34,369	(4.0)%
A reconciliation of the statutory federal tax rate to the effective tax rate for the years ended December 31, 2024, and 2023, is as follows:

	Year Ended December 31, 2024	Year Ended December 31, 2023
Income tax provision at the federal statutory tax rate	21.0%	21.0%
Nondeductible expenses	(0.1%)	41.9%
State taxes, net of federal benefit	1.7%	16.0%
Non-controlling interest	(5.9%)	6.3%
Effect of foreign taxes	(3.0%)	122.8%
Share-based compensation	(1.3%)	108.1%
Change in valuation allowance	(15.4)%	(186.1)%
Other	(0.1%)	5.2%
Income tax provision at effective tax rate	(3.1%)	135.2%
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

A rollforward of unrecognized tax benefits, excluding accrued penalties and interest is as follows:

(in thousands)	Year Ended December 31, 2025	Year Ended December 31, 2024	Year Ended December 31, 2023
Balance, beginning of the period	$15,440	$14,892	$14,601
Additions based on tax positions related to the current year	17	10	—
Additions based on tax positions related to the prior year	11	538	291
Reductions due to disposals	(291)	—	—
Currency translation adjustments	59	—	—
Balance, end of the period	$15,236	$15,440	$14,892
Of the total amount of unrecognized tax benefits as of December 31, 2025, 2024, and 2023, $2.7 million, $2.9 million, and $2.4 million, respectively, would favorably impact the Company's effective tax rate if recognized.
Interest and penalties related to income tax matters are recorded within the “Income tax benefit (provision)” on the consolidated statements of operations. The total amount of unrecognized tax benefits, including accrued interest and penalties, at December 31, 2025, 2024, and 2023 was $15.3 million, $15.4 million, and $14.9 million, respectively, of which $2.8 million, $2.9 million, and $2.4 million is included in “Accrued expenses and other current liabilities”; and $12.5 million, $12.5 million ,and $12.5 million is a reduction of the Company’s deferred tax assets.
The Company currently files income tax returns in the U.S. and all foreign jurisdictions in which it has entities, which are periodically under audit by federal, state, and foreign tax authorities. These audits can involve complex matters that may require an extended period of time for resolution. The Company remains subject to U.S. federal and state income tax examinations for the tax years 2021 through 2025 and in the foreign jurisdictions in which it operates for varying periods from 2020 through 2025. The Company currently has income tax examinations open for the United Kingdom for 2020, 2021 and 2022. Additionally, Buzz Holdings L.P. and Bumble Inc. are under examination by the U.S. Internal Revenue Service for Tax Years 2021 and 2022.
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
Cash paid for income taxes, net of refunds, for the year ended December 31, 2025 is as follows:

Year Ended December 31, 2025
U.S. federal	$—
U.S. state	166
Foreign:
Brazil	3,830
Germany	920
United Kingdom	9,077
Other foreign	(97)
Total income taxes paid, net	$13,896
Note 5 - Payable to Related Parties Pursuant to a Tax Receivable Agreement
In connection with the Reorganization Transactions and the IPO, the Company entered into a tax receivable agreement with certain of its pre-IPO owners that provided for the payment by the Company to such pre-IPO owners of 85% of the benefits that the Company realized, or was deemed to realize, as a result of the Company's allocable share of existing tax basis acquired in its IPO and other tax benefits related to entering into the tax receivable agreement. The payments under the tax receivable agreement were not conditioned upon continued ownership of the Company by the pre-IPO owners.

Prior to November 5, 2025, the Company evaluated the realizability of tax benefits related to certain basis adjustments and acquired net operating loss carryforwards that were received in connection with the Reorganization Transactions and its IPO. The realizability of deferred tax assets was evaluated based on all positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent results of operations. The Company assessed the realizability of its deferred tax assets at each reporting period, and a change in its estimate of liability associated with the tax receivable agreement might have resulted as additional information became available, including results of operations in future periods. At the time of the Sponsor Acquisition, the assets and liabilities of Bumble Holdings were adjusted to fair value on the closing date of the business combination for both financial reporting and income tax purposes. As a result of the IPO, the Company inherited certain tax benefits associated with this stepped-up basis (“Common Basis”) created when certain pre-IPO owners acquired their interests in Bumble Holdings in the Sponsor Acquisition. This Common Basis entitles the Company to the depreciation and amortization deductions previously allocable to the pre-IPO owners. The Company measured the liability under the tax receivable agreement based on the portion of tax benefits it expected to realize from the Common Basis.
On November 5, 2025, the Company entered into Amendment No. 1 to the tax receivable agreement (the “TRA Amendment”) with Blackstone, the Founder of the Company and certain other pre-IPO owners. The TRA Amendment provided for one-time settlement payments of approximately $186.0 million as consideration for the complete and full termination of the Company’s payment obligations and the relinquishing of all TRA parties' payment rights under the tax receivable agreement (the “TRA Buyout”). Immediately prior to the TRA Amendment, Blackstone elected to exchange all of its Common Units, 16.6 million units in total, for the Company's Class A common stock. The Company made cash settlement payments of $185.7 million to Blackstone, the Founder and certain other pre-IPO owners in connection with the TRA Buyout.
As of result of the TRA Buyout, the Company's tax receivable agreement liability decreased from $416.7 million as of December 31, 2024 to nil as of December 31, 2025. The excess of tax receivable agreement liability recorded prior to the TRA Buyout over the total cash distribution amount is $241.6 million, which was recorded in "Additional paid-in capital" as part of Shareholders' equity.
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
As of June 30, 2025, Fruitz was classified as held for sale in the Company's consolidated balance sheet and was measured at the lower of its carrying amount or fair value less cost to sell, resulting in an impairment loss recorded during the three months ended June 30, 2025 of $6.8 million, including $1.8 million of impairment related to goodwill allocated to Fruitz. These impairment charges are included in “Impairment loss” in the accompanying consolidated statements of operations. See Note 8, Goodwill and Intangible Assets, Net and Note 9, Restructuring, for additional information.
Note 7 - Property and Equipment, net
A summary of the Company’s property and equipment, net is as follows (in thousands):

	December 31, 2025	December 31, 2024
Computer equipment	$23,684	$24,701
Leasehold improvements	5,266	4,906
Furniture and fixtures	652	699
Total property and equipment, gross	29,602	30,306
Accumulated depreciation	(22,706)	(21,811)
Total property and equipment, net	$6,896	$8,495
Depreciation expense related to property and equipment, net for the years ended December 31, 2025, 2024 and 2023 was $6.6 million, $7.2 million and $9.1 million, respectively.

Note 8 - Goodwill and Intangible Assets, Net
Goodwill
The changes in the carrying amount of goodwill for the periods presented is as follows (in thousands):

	Gross Carrying Amount	Accumulated Impairment Losses	Net Carrying Amount
Balance as of December 31, 2023	$1,585,750	$—	$1,585,750
Acquisition	—	(197,214)	(197,214)
Foreign currency translation adjustment	(2,307)	—	(2,307)
Balance as of December 31, 2024	1,583,443	(197,214)	1,386,229
Impairment charge	—	(656,281)	(656,281)
Foreign currency translation adjustment	2,767	—	2,767
Balance as of December 31, 2025	$1,586,210	$(853,495)	$732,715
The Company evaluates goodwill for impairment annually and whenever events or changes in circumstances indicate that the carrying value of a reporting unit may exceed its fair value. During 2025 and 2024, the Company identified multiple impairment triggering events indicating that the fair value of its reporting unit was more likely than not less than its carrying value. In accordance with ASC 350, Intangibles – Goodwill and Other, the Company performed quantitative goodwill impairment tests. For each impairment test, the Company estimated the fair value of its reporting unit using a combination of the income approach, employing a discounted cash flow model, and the market approach, employing a guideline public company method. The income and market approaches were weighted 75% and 25%, respectively. Key assumptions used in the discounted cash flow analyses included projected revenues, EBITDA margins, terminal growth rates, income tax rates and discount rates. These assumptions are updated as of each measurement date to reflect conditions then existing and involve significant judgment. Refer to Note 11, Fair Value Measurements for additional information.
2025 Impairment
During the three months ended December 31, 2025, the Company identified a triggering event related to a sustained decline in its stock price and the resulting decrease in its market capitalization. The Company performed a quantitative goodwill impairment test, applying a terminal growth rate of zero, an income tax rate of 25.0% and a discount rate of 18.5%, which reflects a weighted average cost of capital adjusted for a company-specific risk premium. As a result, the Company recognized a goodwill impairment charge of $396.3 million.
During the three months ended June 30, 2025, the Company identified a separate triggering event driven by a revision to its 2025 outlook reflecting a strategic shift to improve the health of its membership base. The Company performed a quantitative goodwill impairment test, applying a terminal growth rate of 2.0%, an income tax rate of 25.0%, and a discount rate of 14.0%. As a result, the Company recorded a goodwill impairment charge of $258.1 million.
Additionally, in connection with the classification of Fruitz as held for sale in June 2025, the Company allocated $1.8 million of goodwill to Fruitz and determined that the allocated goodwill was fully impaired as of June 30, 2025. Refer to Note 6, Sale of a Business, for further information.
2024 Impairment
During the three months ended September 30, 2024, the Company identified triggering events related to its revised 2024 outlook, a sustained decline in its stock price and the resulting decrease in its market capitalization. The Company performed a quantitative goodwill impairment test, applying a terminal growth rate of 2.0%, an income tax rate of 25.0%, and a discount rate of 12.0%. As a result, the Company recognized a goodwill impairment charge of $197.2 million.
These goodwill impairment charges are included in “Impairment loss” in the accompanying consolidated statements of operations.
There were no goodwill impairment charges recorded for the year ended December 31, 2023.

Intangible Assets, Net
A summary of the Company’s intangible assets, net is as follows (in thousands):

	December 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment Losses	Net Carrying Amount	Weighted Average Remaining Useful Life (Years)
Brands - indefinite-lived	$1,511,269	$—	$(1,181,269)	$330,000	Indefinite
Developed technology	262,011	(251,262)	—	10,749	2.5
Other	28,445	(13,491)	(4,249)	10,706	1.9
Total intangible assets, net	$1,801,725	$(264,753)	$(1,185,518)	$351,454

	December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment Losses	Net Carrying Amount	Weighted Average Remaining Useful Life (Years)
Brands - indefinite-lived	$1,511,269	$—	$(811,269)	$700,000	Indefinite
Brands - definite-lived	41,199	(7,938)	(22,258)	11,003	4.8
Developed technology	266,440	(245,654)	(974)	19,812	2.8
User base	113,714	(113,424)	—	290	0.2
White label contracts	33,384	(6,953)	(26,431)	—	—
Other	34,129	(16,328)	—	17,801	3.7
Total intangible assets, net	$2,000,135	$(390,297)	$(860,932)	$748,906
The Company evaluates its indefinite-lived intangible assets for impairment annually and whenever events or changes in circumstances indicate that the carrying value of an asset may exceed its fair value, in accordance with ASC 350, Intangibles – Goodwill and Other. The Company evaluates its long-lived assets and definite-lived intangible assets for recoverability whenever impairment indicators are present, at asset group level, in accordance with ASC 360, Property, Plant, and Equipment. The fair value of indefinite-lived intangible assets is estimated using a relief-from-royalty method, which requires assumptions including projected revenues, royalty rates, discount rates, terminal growth rates, and income tax rates. The fair value of long-lived assets and definite-lived intangible assets is estimated using a discounted cash flow methodology, when required. Key assumptions used in the discounted cash flow analyses included projected revenues, EBITDA margins, terminal growth rates, income tax rates and discount rates. These assumptions are updated as of each measurement date to reflect conditions then existing and involve significant judgment. Refer to Note 11, Fair Value Measurements for additional information.
2025 Impairment
During the three months ended December 31, 2025, the Company identified a triggering event related to a sustained decline in its stock price and the resulting decrease in its market capitalization. The Company performed a quantitative impairment test, applying a terminal growth rate of zero, an income tax rate of 25.0% and a discount rate of 18.5% to determine the fair value of its indefinite-lived assets. As a result, the Company recognized an impairment charge of $230.0 million associated with its indefinite-lived intangible assets.
Additionally, during the three months ended December 31, 2025, the Company recognized an impairment charge of $4.2 million related to certain trademarks, reflecting the Company’s reassessment of its trademark portfolio in connection with changes in business priorities and geographic focus.
During the three months ended June 30, 2025, the Company identified a separate triggering event driven by a revision to its 2025 outlook reflecting a strategic shift to improve the health of its membership base. The Company performed a quantitative impairment test, applying a terminal growth rate of 2.0%, an income tax rate of 25.0% and a discount rate of 14.0%. As a result, the Company recorded an impairment charge of $140.0 million associated with its indefinite-lived assets.

Additionally, during the three months ended June 30, 2025, the Company recorded an impairment charge of $5.0 million for its definite-lived intangible assets associated with Fruitz that met the criteria to be classified as held for sale in June 2025. Refer to Note 6, Sale of a Business, for additional information.
Furthermore, in connection with the decision to discontinue the operation of the Official app, the Company assessed the recoverability of its definite-lived intangible assets at the Official asset group level and determined that the carrying value of the Official asset group was not recoverable. As a result, the Company recognized $3.6 million of impairment charges, representing the entire carrying value of the Official asset group, during the three months ended March 31, 2025. The Official asset group was fully disposed during the three months ended June 30, 2025. See Note 9, Restructuring, for additional information.
2024 Impairment
During the three months ended September 30, 2024, the Company identified triggering events related to its revised 2024 outlook, a sustained decline in its stock price, and the resulting decrease in its market capitalization. The Company performed a quantitative impairment test, applying a terminal growth rate of 1.2% to 2.0%, an income tax rate of 25.0% and a discount rate of 12.0%. As a result, the Company recognized an impairment charge of $670.3 million associated with its indefinite-lived assets and $24.7 million associated with the Fruitz asset group. The impairment charge associated with the Fruitz asset group was allocated to assets within the Fruitz asset group on a pro-rata basis based on the carrying amounts of the long-lived assets and definite-lived intangible assets. Additionally, the Company revised the remaining useful life of certain definite-lived intangible assets of Fruitz.
These impairment charges are included in “Impairment loss” in the accompanying consolidated statements of operations.
There were no impairment charges recorded to intangible assets for the year ended December 31, 2023.
Geneva Asset Acquisition
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
Amortization expense related to intangible assets for the years ended December 31, 2025, 2024 and 2023 was $19.3 million, $63.4 million and $59.0 million, respectively.
As of December 31, 2025, amortization of intangible assets with definite lives is estimated to be as follows (in thousands):

Year ending December 31,
2026	$8,711
2027	6,444
2028	3,441
2029	637
2030 and thereafter	805
Total	$20,038

Note 9 - Restructuring
2025 Restructuring
In June 2025, the Company announced its decision to reduce its global workforce (the “2025 Restructuring Plan”) by approximately 240 roles, representing approximately 30% of the Company's employees, as it realigns its operating structure to optimize execution on its strategic priorities. As a result, the Company expects to incur approximately $15.0 million of total non-recurring charges through the first quarter of 2026, consisting primarily of employee severance, benefits and related charges for impacted employees.
During the year ended 2025, the Company discontinued its operation of the Official app and sold Fruitz to a third party. The Company incurred $1.4 million of expenses during the year, primarily related to employee severance, benefits and related charges for impacted employees. See Note 6, Sale of a Business, and Note 8, Goodwill and Intangible Assets, Net for additional information.
2024 Restructuring
On February 27, 2024, the Company announced its decision to reduce its global workforce (the “2024 Restructuring Plan”) by approximately 350 roles to better align its operating model with future strategic priorities and to drive stronger operating leverage. The 2024 Restructuring Plan was completed in the third quarter of 2024, and the Company incurred $20.4 million in total non-recurring charges during the year ended December 31, 2024, consisting primarily of employee severance, benefits and related charges for impacted employees.
The Company did not record any restructuring charges during the year ended December 31, 2023.
The following table presents the total non-recurring restructuring charges by function for the periods indicated (in thousands):

	Year Ended December 31, 2025	Year Ended December 31, 2024	Year Ended December 31, 2023
Cost of revenue	$912	$971	$—
Selling and marketing	2,482	3,244	—
General and administrative	4,746	6,094	—
Product development	6,457	10,046	—
Total	$14,597	$20,355	$—
The following table summarizes the restructuring related liabilities (in thousands):

	Employee Related Benefits	Other	Total
Balance as of December 31, 2023	$—	$—	$—
Restructuring charges	19,032	1,323	20,355
Cash payments	(18,572)	(1,323)	(19,895)
Balance as of December 31, 2024	$460	$—	$460
Restructuring charges	13,601	996	14,597
Cash payments	(13,677)	(646)	(14,323)
Balance as of December 31, 2025	$384	$350	$734

Note 10 - Other Financial Data
Consolidated Balance Sheets Information
Other current assets are comprised of the following balances (in thousands):

	December 31, 2025	December 31, 2024
Capitalized aggregator fees	$8,257	$10,979
Prepayments	16,985	17,079
Income tax receivable	5,745	6,686
Other current assets (1)	15,462	3,492
Total other current assets	$46,449	$38,236
(1) Other current assets as of December 31, 2025 include $13.2 million of indirect tax receivable.
Accrued expenses and other current liabilities are comprised of the following balances (in thousands):

	December 31, 2025	December 31, 2024
Payroll and related expenses	$19,270	$23,443
Marketing expenses	11,891	23,155
Professional fees	8,085	5,480
Other cost of sales	3,502	2,510
Lease liabilities	3,960	3,099
Other indirect taxes (1)	17,688	1,453
Income tax payable	13,178	2,794
Contingent earn-out liability	50	2,550
Payable to related parties pursuant to a tax receivable agreement	—	15,806
Other accrued expenses and other payables	8,602	2,510
Total accrued expenses and other current liabilities	$86,226	$82,800
(1) Other indirect taxes as of December 31, 2025 include a $9.2 million cumulative adjustment related to certain indirect tax obligations in prior periods. See Note 1, Organization and Basis of Presentation, for additional information.
Other long-term liabilities are comprised of the following balances (in thousands):

	December 31, 2025	December 31, 2024
Lease liabilities	$6,981	$9,321
Other liabilities	15,958	14,893
Total other long-term liabilities	$22,939	$24,214
Consolidated Statement of Cash Flows Information
Supplemental cash flow information is as follows (in thousands):

	Year Ended December 31, 2025	Year Ended December 31, 2024	Year Ended December 31, 2023
Income taxes paid (1)	$13,896	$7,248	$7,592
Interest paid	44,290	51,601	34,052
(1) The Company adopted ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Taxes Disclosures, prospectively in the year 2025. See Note 4, Income Taxes, for the disaggregated disclosure on income tax paid during 2025.

Note 11 - Fair Value Measurements
The following tables present the Company’s financial instruments that are measured at fair value on a recurring basis (in thousands):

	December 31, 2025
	Level 1	Level 2	Level 3	Total Fair Value Measurements
Assets:
Cash equivalent - money market funds	$112,329	$—	$—	$112,329
Derivative asset - interest rate swaps	—	703	—	703
Derivative asset - foreign currency contracts	—	156	—	156
Investments in equity securities	—	—	620	620
	$112,329	$859	$620	$113,808
Liabilities:
Contingent earn-out liability	—	—	50	50
	$—	$—	$50	$50

	December 31, 2024
	Level 1	Level 2	Level 3	Total Fair Value Measurements
Assets:
Cash equivalent - money market funds	$102,309	$—	$—	$102,309
Derivative asset - interest rate swaps	—	5,852	—	5,852
Investments in equity securities	—	—	1,150	1,150
	$102,309	$5,852	$1,150	$109,311
Liabilities:
Contingent earn-out liability	—	—	2,550	2,550
	$—	$—	$2,550	$2,550
There were no transfers between levels between December 31, 2025 and December 31, 2024.
The carrying value of accounts receivable, accounts payable, income tax payable, accrued expenses and other payables approximate their fair values due to the short-term maturities of these instruments.
The Company's derivative assets and liabilities, which consists of interest rate swaps and foreign currency forward contracts, are measured at fair value on a recurring basis using observable market data (Level 2). The fair value of interest rate swaps is estimated using a combined income and market-based valuation methodology based on Level 2 inputs, including forward interest rate yield curves obtained from independent pricing services. The fair value of foreign currency forward contracts are measured using Level 2 inputs, which include observable market inputs such as foreign currency spot and forward rates, interest rate yield curves obtained from independent pricing services, and credit-risk adjustments. Refer to Note 2, Summary of Selected Significant Accounting Policies and Note 12, Derivative Instruments for additional information.
As of December 31, 2025, the Company has a contingent consideration arrangement, consisting of an earn-out payment to former shareholders of Worldwide Vision Limited of up to $150.0 million. The Company determined the fair value of the contingent earn-out liability by using a probability-weighted analysis, and, if the arrangement is long-term in nature, applying a discount rate that captures the risks associated with the duration of the obligation. The number of scenarios in the probability-weighted analyses vary; generally, more scenarios are prepared for longer duration and more complex arrangements. As of December 31, 2025 and 2024, the fair value of the contingent earn-out liability reflected a risk-free rate of 3.5% and 4.2%, respectively. The Company’s contingent earn-out liability is measured at fair value on a recurring basis using significant unobservable inputs (Level 3). As of December 31, 2025 and 2024, the contingent earn-out liability was $0.1 million and $2.6 million, respectively, which is included in “Accrued expenses and other current liabilities” in the accompanying consolidated balance sheets.
The Company classified contingent earn-out arrangements as liabilities at the time of the acquisition, as they will be settled in cash, and remeasures the fair values of the contingent earn-out liabilities each reporting period thereafter until settled. The fair value of the contingent earn-out liabilities is sensitive to changes in the stock price, discount rates and the timing of the future payments, which are based upon estimates of future achievement of the performance metrics. Changes in fair values of contingent earn-out liabilities are recognized in “General and administrative expense” in the accompanying consolidated statements of operations. The change in fair value of the contingent earn-out liability for the years ended December 31, 2025, 2024 and 2023 was $(2.5) million, $(20.2) million and $(29.6) million, respectively.
Assets and liabilities that are measured at fair value on a non-recurring basis include indefinite-lived intangible assets, long-lived assets, definite-lived intangible assets and goodwill. During the year ended December 31, 2025, the Company recorded impairment charges of $370.0 million for indefinite-lived intangible assets, $3.6 million for the definite-lived intangible assets associated with Official, $4.2 million for the definite-lived intangible assets associated with trademarks, $656.2 million for goodwill and $5.0 million for intangible assets associated with Fruitz asset held for sale. During the year ended December 31, 2024, the Company recorded impairment charges of $670.3 million for indefinite-lived intangible assets, $24.7 million for the Fruitz asset group and $197.2 million for goodwill. The Company determined the fair value of indefinite-lived intangible assets, long-lived assets, definite-lived intangible asset and its reporting unit for goodwill impairment using unobservable inputs (Level 3), except for impairment associated with Fruitz asset held for sale in the 2025 period, for which fair value was determined using exit price (Level 2). Refer to Note 2, Summary of Selected Significant Accounting Policies, Note 8, Goodwill and Intangible Assets, Net, and Note 6, Sale of a Business, for additional information.
Note 12 - Derivative Instruments
The Company uses interest rate swaps to manage the risk related to fluctuating cash flows from interest rate changes on the debt. These instruments are not designated as hedging instruments for accounting purposes. Beginning in the third quarter of 2025, the Company periodically entered into foreign exchange forward contracts, which are designated as cash flow hedges, to manage the volatility of cash flows from revenue transactions denominated in foreign currencies. All cash flow hedges were considered effective during the year ended December 31, 2025. The Company does not enter into derivative contracts for trading purposes or speculation.
Counterparty default risk for the Company's derivative instruments is considered low because the derivative contracts it enters into are transacted with highly rated financial institutions. The Company was not required to and did not post collateral for its derivative contracts as of December 31, 2025. The Company does not offset the fair values of derivative assets and liabilities executed with the same counterparty, if any.
The following table presents the total gross notional amounts for the Company's outstanding derivative instruments measured in U.S. dollar equivalents (in thousands):

	December 31, 2025	December 31, 2024
Designated as cash flow hedges:
Foreign currency contracts	$48,856	$—
Not designated as hedging instruments:
Interest rate swaps	$350,000	$350,000

The following table presents the fair values of the Company's derivative instruments (in thousands):

	Financial Statement Line	December 31, 2025	December 31, 2024
Designated as cash flow hedges:
Foreign currency contracts	Other current assets	$156	$—
Not designated as hedging instruments:
Interest rate swaps	Other noncurrent assets	$703	$5,852
The following table presents gains (losses) on the Company's derivative instruments recognized in the consolidated statements of operations (in thousands):

	Financial Statement Line	Year Ended December 31, 2025	Year Ended December 31, 2024	Year Ended December 31, 2023
Designated as cash flow hedges:
Foreign currency contracts	Revenue	$317	$—	$—
Total revenue		965,658	1,071,643	1,051,830

Not designated as hedging instruments:
Interest rate swaps	Interest income (expense), net	(5,149)	(2,436)	(13,806)
Interest expense, net		$(42,448)	$(39,945)	$(21,534)

The following table presents the effect of the Company's derivative instruments designated as cash flow hedges in other comprehensive income (loss), net of tax (“OCI”) in the consolidated statement of comprehensive operations (in thousands):

	Year Ended December 31, 2025	Year Ended December 31, 2024	Year Ended December 31, 2023
Derivative gain (loss) at the beginning of the period	$—	$—	$—
Change in fair value recognized in OCI	485	—	—
Loss (gain) reclassified from OCI to net earnings	(329)	—	—
Derivative gain (loss) at the end of the period	$156	$—	$—

As of December 31, 2025, the Company expects approximately $156.0 thousand of the unrealized gain related to its cash flow hedges to be released into earnings over the next 12 months, which represents the maximum period these hedges are designated against forecasted transactions. Refer to Note 2, Summary of Selected Significant Accounting Policies and Note 11, Fair Value Measurements for additional information.
Note 13 - Debt
Total debt is comprised of the following (in thousands):

	December 31, 2025	December 31, 2024
Term Loan due January 29, 2027	$590,563	$621,313
Less: unamortized debt issuance costs	2,098	4,217
Less: current portion of debt, net	5,750	5,750
Total long-term debt, net	$582,715	$611,346
Credit Agreement
The Company and certain of its wholly owned subsidiaries, including the Borrower are party to a credit agreement (as amended, the “Credit Agreement”), pursuant to which the Company borrowed $575.0 million through a seven-year term loan (“Original Term Loan”) and $275.0 million through a seven-year incremental term loan (the “Incremental Term Loan,” and collectively with the Original Term Loan, the “Term Loans”). In addition, the Credit Agreement provides for a $50.0 million senior secured revolving credit facility maturing on June 17, 2026 (the “Revolving Credit Facility”) with $25.0 million available through letters of credit. The forward-looking term rate is based on the Term Secured Overnight Financing Rate (“Term SOFR”), plus a credit spread adjustment of 0.10% with respect to the Term Loans and 0.00% with respect to loans under the Revolving Credit Facility (Term SOFR plus such credit spread adjustment, “Adjusted Term SOFR”).

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

The interest rates in effect for the Original Term Loan and the Incremental Term Loan as of December 31, 2025 were 6.77% and 7.27%, respectively. Interest expense, including the amortization of debt issuance costs, was $46.4 million, $53.4 million, and $52.3 million for the December 31, 2025, 2024, and 2023, respectively. The Original Term Loan amortizes in equal quarterly installments in aggregate annual amounts equal to 1.00% of the principal amount of the Original Term Loan outstanding as of the date of the closing of the Original Term Loan, with the balance being payable at maturity on January 29, 2027. The Incremental Term Loan amortizes in equal quarterly installments in aggregate annual amounts equal to 1.00% of the principal amount of the Incremental Term Loan outstanding as of the date of the closing of the Incremental Term Loan, with the balance being payable at maturity on January 29, 2027. Following the $200.0 million aggregate principal payment of amount of outstanding indebtedness March 2021, quarterly installment payments on the Incremental Term Loan are no longer required for the remaining term of the facility. Principal amounts outstanding under the Revolving Credit Facility, as amended, are due and payable in full at maturity on June 17, 2026. In August 2025, the Company made a $25.0 million voluntary principal payment on the Incremental Term Loan. As a result of this prepayment, the Company recognized a charge of $0.1 million to write off the related unamortized debt issuance costs. As of December 31, 2025, amounts available under the Revolving Credit Facility were $50.0 million. As of December 31, 2025, and at all times during the year ended December 31, 2025, the Company was in compliance with the financial debt covenants.
As the loans are issued with a floating rate of interest, the Company believes that the fair value of the obligations approximates the principal amount of the loans as of December 31, 2025. The carrying value of the Term Loans includes the outstanding principal amount, less unamortized debt issuance costs. Therefore, the Company assumes the carrying value of the debt, before any transaction costs, would approximate the fair value of the loan obligation based on Level 2 inputs since the term loans carry variable interest rates that are based on the SOFR.
Future maturities of long-term debt as of December 31, 2025, were as follows (in thousands):

2026	$5,750
2027	584,813
2028	—
2029	—
2030 and thereafter	—
Total	$590,563
See Note 1, Organization and Basis of Presentation, and Note 21, Subsequent Event, for additional information.
Note 14 - Shareholders’ Equity
Reorganization
Prior to the IPO, on February 10, 2021 the limited partnership agreement of Bumble Holdings was amended and restated, resulting in the following:
•Bumble Inc. became the general partner of Bumble Holdings with 100% of the voting power and control of the management of Bumble Holdings.
•All outstanding Class A Units were either (1) reclassified into a new class of limited partnership interest referred to as “Common Units”, or (2) directly or indirectly exchanged for vested shares of Class A common stock of Bumble Inc.
•All outstanding Class B Units were either (1) reclassified into a new class of limited partnership interest referred to as “Incentive Units”, or (2) directly or indirectly exchanged for vested shares of Class A common stock of Bumble Inc. (in the case of vested Class B Units) and restricted shares of Class A common stock of Bumble Inc. (in the case of unvested Class B Units).
•Recognition of a noncontrolling interest due to the Pre-IPO Common Unitholders retaining an economic interest in Bumble Holdings related to Common Units not exchanged for vested shares of Class A common stock.
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
As of December 31, 2025 and 2024, there were 129,613,455 shares and 107,107,632 shares of Class A common stock outstanding, respectively.
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
As of December 31, 2025 and 2024, there were 17 shares and 20 shares of Class B common stock outstanding, respectively.
Preferred Stock
The Company is authorized to issue, without the approval of its stockholders, one or more series of preferred stock. The Board may determine, with respect to any series of preferred stock, the powers (including voting powers), preferences and relative, participating, optional or other special rights.
As of each of December 31, 2025 and 2024, no preferred stock had been issued.
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
Exchange of Common Units by Blackstone
In connection with the TRA Buyout in November 2025, immediately prior to the TRA Amendment, certain stockholders affiliated with Blackstone elected to exchange all of its Common Units for the Company's Class A common stock.
Share Repurchase Program
The Company has a share repurchase program authorizing the repurchase of up to $450.0 million of its outstanding Class A common stock with repurchases under the program to be made on a discretionary basis from time to time, subject to general business and market conditions and other investment opportunities, through open market purchases or other means, including privately negotiated transactions. During the year ended December 31, 2025, the Company repurchased 4.7 million shares of Class A common stock for $28.7 million, excluding excise tax obligations. During the year ended December 31, 2024, the Company repurchased 25.1 million shares of Class A common stock and 2.0 million Common Units for $214.4 million, excluding excise tax obligations. During the year ended December 31, 2023, the Company repurchased 7.8 million shares of Class A common stock and 3.2 million Common Units for $157.1 million. As of December 31, 2025, all treasury shares were retired. As of December 31, 2025, a total of $50.1 million remains available for repurchase under the repurchase program. See Note 18, Related Party Transactions, for additional information on share repurchases from Blackstone.
Accumulated other comprehensive income
Accumulated other comprehensive income was $159.0 million as of December 31, 2025, which includes $158.8 million of foreign currency translation adjustment and $0.2 million change in fair value associated with foreign currency contracts designated as cash flow hedges. Accumulated other comprehensive income was $71.1 million as of December 31, 2024, which relates to foreign currency translation adjustments.
Distributions
No dividends were paid in the years ended December 31, 2025, 2024 and 2023. No dividends were outstanding at December 31, 2025 and 2024.
Note 15 - Earnings (Loss) per Share
The following two tables set forth a reconciliation of the numerators and denominators used to compute the Company's basic and diluted loss per share (in thousands).

	Year Ended December 31, 2025	Year Ended December 31, 2024	Year Ended December 31, 2023
Net loss	$(895,345)	$(768,374)	$(1,868)
Net earnings (loss) attributable to noncontrolling interests	(202,207)	(211,366)	2,345
Net loss attributable to Bumble Inc. shareholders	$(693,138)	$(557,008)	$(4,213)

	Year Ended December 31, 2025	Year Ended December 31, 2024	Year Ended December 31, 2023
Basic loss per share attributable to common stockholders
Numerator
Net loss attributable to Bumble Inc. shareholders	$(693,138)	$(557,008)	$(4,213)
Reallocation of net loss attributable to common unit exchange and vested RSUs (1)	37,627	(259)	(73)
Net loss attributable to common stockholders	(655,511)	(557,267)	(4,286)
Denominator
Weighted average number of shares of Class A common stock outstanding	110,131,455	120,824,549	134,936,824
Basic loss per share attributable to common stockholders	$(5.95)	$(4.61)	$(0.03)

Diluted loss per share attributable to common stockholders
Numerator
Net loss attributable to Bumble Inc. shareholders	$(693,138)	$(557,008)	$(4,213)
Reallocation of net loss attributable to common unit exchange and vested RSUs (1)	37,627	(259)	(102)
Net loss attributable to common stockholders	(655,511)	(557,267)	(4,315)
Denominator
Number of shares used in basic computation	110,131,455	120,824,549	134,936,824
Weighted average shares of Class A common stock outstanding used to calculate diluted loss per share	110,131,455	120,824,549	134,936,824
Diluted loss per share attributable to common stockholders	$(5.95)	$(4.61)	$(0.03)
(1) Reallocation of net loss during the year ended December 31, 2025 is primarily driven by Blackstone's exchange of 16.6 million Common Units to the Company's Class A common stock immediately prior to the TRA Amendment. See Note 5, Payable to Related Parties Pursuant to a Tax Receivable Agreement, for additional information.
The following table sets forth potentially dilutive securities that were excluded from the diluted loss per share computation because the effect would be anti-dilutive, or issuance of such shares is contingent upon the satisfaction of certain conditions which were not satisfied by the end of the periods:

	Year Ended December 31, 2025	Year Ended December 31, 2024	Year Ended December 31, 2023
Time-vesting awards:
Options	1,633,422	4,936,095	3,528,145
Restricted shares	—	6,366	32,255
RSUs	15,568,163	7,198,957	6,557,643
Incentive units	11,978	935,078	462,301
Total time-vesting awards	17,213,563	13,076,496	10,580,344

Exit-vesting awards:
Options	42,227	58,062	79,908
Restricted shares	—	3,690	28,386
RSUs	—	84,065	333,296
Incentive units	—	619,036	843,551
Total exit-vesting awards	42,227	764,853	1,285,141
Total	17,255,790	13,841,349	11,865,485

Note 16 - Stock-based Compensation
Total stock-based compensation cost, net of forfeitures was as follows:

(in thousands)	Year Ended December 31, 2025	Year Ended December 31, 2024	Year Ended December 31, 2023
Cost of revenue	$18	$690	$4,054
Selling and marketing expense	1,420	(1,296)	9,803
General and administrative expense	13,389	22,673	52,008
Product development expense	16,362	4,178	38,473
Total stock-based compensation expense	$31,189	$26,245	$104,338
The increase in stock-based compensation expense during the year ended December 31, 2025 from the same period in 2024 was primarily due to lower forfeitures. The decrease in stock-based compensation expense during the year ended December 31, 2024 from the same period in 2023 was primarily due to forfeitures and headcount reductions. Negative amount represents expense reversal associated with forfeitures that exceeded expenses recognized during the period presented.
2021 Omnibus Plan Adoption
In connection with the Company's IPO, the Company adopted the 2021 Omnibus Plan, which became effective on the date immediately prior to the effective date of the IPO. The Company initially reserved 30,000,000 shares of Class A common stock for the issuance of awards under the 2021 Omnibus Plan. The number of shares available for issuance under the 2021 Omnibus Plan will be increased automatically on January 1 of each fiscal year, by a number of shares of our Class A common stock equal to the least of (i) 12,000,000 shares of Class A common stock; (ii) 5% of the total number of shares of Class A common stock outstanding on the last day of the immediately preceding fiscal year, and (iii) a lower number of shares as may be determined by the Board. Prior to 2024, the Board affirmed that the number of shares available for issuance under the 2021 Omnibus Plan did not increase pursuant to the automatic adjustment provision. For 2024, 2025 and 2026, the Board approved increases of 6,534,381, 5,355,382 and 6,480,673, respectively, available for issuance under the 2021 Omnibus Plan, which represents, in each case, 5% of the total number of shares of Class A common stock outstanding on the last day of the immediately preceding fiscal year.
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
Incentive Units in Bumble Holdings
The Time-Vesting Incentive Units generally vest over a five-year service period and for which expense is recognized under a graded expense attribution model. The Exit-Vesting Incentive Units vest in 36 equal monthly installments that ended in July 2025.
The following table summarizes information around Incentive Units in Bumble Holdings. These awards include grants of Class B Units that were reclassified into Incentive Units in connection with the Company's IPO, as well as Incentive Units issued to new recipients:

	Time-Vesting Incentive Units		Exit-Vesting Incentive Units
	Number of Awards	Weighted- Average Participation Threshold	Number of Awards	Weighted- Average Participation Threshold
Unvested as of December 31, 2024	935,078	$12.85	619,036	$12.43
Vested	(827,196)	12.41	(563,903)	12.41
Forfeited	(95,904)	12.83	(55,133)	12.65
Unvested as of December 31, 2025	11,978	$43.00	—	$—

As of December 31, 2025, total unrecognized compensation cost related to the Time-Vesting Incentive Units is $4.0 thousand, which is expected to be recognized over a weighted-average period of 0.1 years.
Restricted Shares of Class A Common Stock in Bumble Inc.
The Time-Vesting restricted shares of Class A common stock generally vest over a five-year service period and for which expense is recognized under a graded expense attribution model. The Exit-Vesting restricted shares of Class A common stock vest in 36 equal monthly installments that ended in July 2025.
The following table summarizes information around restricted shares in the Company:

	Time-Vesting Restricted Shares of Class A Common Stock		Exit-Vesting Restricted Shares of Class A Common Stock
	Number of Awards	Weighted- Average Grant Date Fair Value	Number of Awards	Weighted- Average Grant Date Fair Value
Unvested as of December 31, 2024	6,366	$6.96	3,690	$17.25
Vested	(6,366)	6.96	(2,881)	17.32
Forfeited	—	—	(809)	17.02
Unvested as of December 31, 2025	—	$—	—	$—
RSUs in Bumble Inc.
Time-Vesting RSUs granted in connection with the Company's IPO generally vest in equal annual installments over a five-year period. Time-Vesting RSUs granted after the IPO typically vest over one to four years, with certain award providing for earlier full vesting upon a change in control. Time-Vesting RSUs granted to independent directors in 2023 vest on the earlier of (i) immediately prior to the first annual meeting of the shareholders of the Company following the grant date, or (ii) the first anniversary of the current year annual meeting of the shareholders of the Company. Beginning in January 2024, annual Time-Vesting RSUs granted under the Non-Employee Director Compensation Policy vest on the earlier of (i) immediately prior to the first annual meeting of the shareholders of the Company following the grant date, or (ii) the first anniversary of grant date. Initial Time-Vesting RSUs granted to non-employee directors vest over a three-year period. The expense for Time-Vesting RSUs is recognized under a graded expense attribution model. The Exit-Vesting RSUs vest in 36 equal monthly installments that ended in July 2025.
The following table summarizes information around RSUs in the Company, which includes grants of Phantom Class B Units that were reclassified into RSUs in conjunction with the IPO, as well as RSUs issued to new recipients and non-employee directors:

	Time-Vesting RSUs		Exit-Vesting RSUs
	Number of Awards	Weighted- Average Grant-Date Fair Value	Number of Awards	Weighted- Average Grant-Date Fair Value
Unvested as of December 31, 2024	7,198,957	$13.97	84,065	$42.79
Granted	17,848,823	5.74	—	—
Vested	(3,715,546)	13.16	(78,111)	42.79
Forfeited	(5,764,071)	9.89	(5,954)	42.79
Unvested as of December 31, 2025	15,568,163	$6.20	—	$—
The total fair value of RSUs as of the respective vesting dates during the years ended December 31, 2025, 2024, and 2023 was $21.6 million, $27.4 million, and $42.1 million, respectively. As of December 31, 2025, total unrecognized compensation cost related to the Time-Vesting RSUs is $53.4 million, which is expected to be recognized over a weighted-average period of 2.2 years.
Options
Options have a maximum contractual term of 10 years. Time-Vesting stock options either vest over a four or a five-year period. The expense for Time-Vesting stock options is recognized under a graded expense attribution model. The Exit-Vesting stock options vest in 36 equal monthly installments that ended in July 2025.
We estimate the fair value of stock options on the date of grant using a Black-Scholes option-pricing valuation model, which uses the expected option term, stock price volatility, and the risk-free interest rate. The expected option term assumption reflects the period for which we believe the option will remain outstanding. We elected to use the simplified method to determine the expected option term, which is the average of the option’s vesting and contractual term, as we do not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term due to the limited period of time our shares have been publicly traded. Our computation of expected volatility is based on the historical volatility of selected comparable publicly-traded companies over a period equal to the expected term of the option. The risk-free interest rate reflects the U.S. Treasury yield curve for a similar instrument with the same expected term in effect at the time of the grant. The Company did not grant any stock options during the year ended December 31, 2025. The following assumptions were utilized to calculate the fair value of Time-Vesting Options granted during the year ended December 31, 2024 and 2023:

	Year Ended December 31, 2024	Year Ended December 31, 2023
Volatility	57%-58%	60%-80%
Expected Life	7 years	7 years
Risk-free rate	4.0% - 4.6%	3.7% - 4.4%
Fair value per unit	$5.26 - $8.95	$10.00 - $15.30
Dividend yield	0.0%	0.0%
The following table summarizes the Company’s option activity as it relates to Time-Vesting stock options as of December 31, 2025:

	Number of Options	Weighted- Average Exercise Price Per Share	Weighted- Average Grant Date Fair Value Per Share	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2024	4,936,095	$17.52	$10.23
Forfeited	(2,134,639)	13.40	8.28
Expired	(1,168,034)	21.86	12.31
Outstanding as of December 31, 2025	1,633,422	19.81	11.21	6.9	$—
Exercisable as of December 31, 2025	950,274	$25.90	$14.19	5.9	$—
The following table summarizes the Company’s option activity as it relates to Exit-Vesting stock options as of December 31, 2025:

	Number of Options	Weighted- Average Exercise Price Per Share	Weighted- Average Grant Date Fair Value Per Share	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2024	58,062	$43.00	$22.21
Expired	(15,835)	43.00	22.21
Outstanding as of December 31, 2025	42,227	43.00	22.21	0.0	$—
Exercisable as of December 31, 2025	42,227	$43.00	$22.21	0.0	$—
As of December 31, 2025, total unrecognized compensation cost related to the Time-Vesting options is $1.8 million, which is expected to be recognized over a weighted-average period of 2.3 years.
The weighted-average exercise price exceeded the market price as of December 31, 2025, and as such, resulted in the aggregate intrinsic value to be negative for all of the Company’s stock options (referred to as “out-of-the money”).
Employee Stock Purchase Plan
The Company has an Employee Stock Purchase Plan (the “ESPP”), which allows it to make one or more offerings to its employees to purchase shares under the ESPP. The first offering will begin and end on dates to be determined by the plan administrator. The ESPP allows participants to purchase Class A common stock through contributions of up to 15% of their total compensation. The purchase price of the Class A common stock will be 85% of the lesser of the fair market value of our Class A common stock as determined on the applicable grant date or the applicable purchase period end date (provided that, in no event may the purchase price be less than the par value per share of our Class A common stock). The Company has initially reserved 4,500,000 shares of Class A common stock for issuance under the ESPP. The number of shares available for issuance under the ESPP will be increased automatically on January 1 of each fiscal year beginning in 2022 by a number of shares of our Class A common stock equal to the lesser of (i) the positive difference between 1% of the shares outstanding on the final day of the immediately preceding fiscal year and the ESPP share reserve on the final day of the immediately preceding fiscal year; and (ii) a lower number of shares as may be determined by the Board. Since the adoption of the ESPP, the Board has elected not to approve an increase to the number of shares available for issuance under the ESPP on January 1 of each fiscal year. As of December 31, 2025, the ESPP has not been activated and there were no offering periods during 2025.
Note 17 - Benefit Plans
Long-Term Incentive Plan
The Company established a long-term cash incentive plan (the “LTIP”) on June 1, 2018 with an estimated performance measurement period of three to four years. Performance was measured based on the Company’s performance against the following pre-established targets: (i) the target monthly average users; (ii) revenue, and (iii) profits. The Company recorded expense for the LTIP of $0.8 million, $1.1 million and nil in the years ended December 31, 2025, 2024 and 2023, respectively. As of December 31, 2025 and December 31, 2024, the Company had an accrued balance of $0.6 million and $1.0 million for the LTIP, respectively.
Defined Contribution Plan
The Company participates in various benefit plans, principally defined contribution plans. The Company’s contributions for these plans for the year ended December 31, 2025, 2024 and 2023, are $5.3 million, $6.1 million and $6.2 million, respectively.
Note 18 - Related Party Transactions
In the ordinary course of operations, the Company enters into transactions with related parties, as discussed below. The following table summarizes balances with related parties (in thousands):

Related Party relationship	Type of Transaction	Financial Statement Line	Year Ended December 31, 2025	Year Ended December 31, 2024	Year Ended December 31, 2023
Other	Marketing costs	Selling and marketing expense	$2,446	$5,706	$5,573
Other	Moderator costs	Cost of revenue	8,725	7,086	5,489
Shareholder	Consulting expenses	General and administrative expense	550	—	425
Other	Advertising revenue	Revenue	2,577	1,131	788
Other	Tax receivable agreement liability remeasurement expense	Other income (expense), net	(700)	(8,341)	(10,341)

Related Party relationship	Type of Transaction	Financial Statement Line	December 31, 2025	December 31, 2024
Other	Tax receivable agreement	Payable to related parties pursuant to a tax receivable agreement and Accrued expenses and other current liabilities	$—	$416,732
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

Payable to related parties pursuant to a tax receivable agreement
In connection with the TRA Buyout in November 2025, the Company made a total cash settlement payments of $185.7 million, of which $178.2 million was made to Blackstone and the Founder of the Company. See Note 5, Payable to Related Parties Pursuant to a Tax Receivable Agreement.
Other
The Company recognizes advertising revenues and incurs marketing expenses from Liftoff Mobile Inc., a company in which Blackstone-affiliated funds hold a controlling interest. The Company uses TaskUs Inc., a company in which Blackstone-affiliated funds hold a controlling interest, for moderator services. The Company recognizes consulting expenses payable to Blackstone Management Partners L.L.C., an affiliate of Blackstone.
Note 19 - Segment and Geographic Information
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
Revenue by major geographic region is based upon the location of the customers who receive the Company's services. The information below summarizes revenue by geographic area, based on customer location (in thousands):

	Year Ended December 31, 2025		Year Ended December 31, 2024		Year Ended December 31, 2023
United States	$425,763	44%	$516,932	48%	$556,139	53%
Rest of the world	539,895	56%	554,711	52%	495,691	47%
Total	$965,658	100%	$1,071,643	100%	$1,051,830	100%
The United States is the only country with revenues of 10% or more of the Company’s total revenue.
As the Company operates its business under one segment, there is no difference between its segment assets and the total consolidated assets. The information below summarizes property and equipment, net by geographic area (in thousands):

	December 31, 2025	December 31, 2024
United Kingdom	$2,172	$3,472
United States	2,268	2,021
Czech Republic	1,915	2,030
Rest of the world	541	972
Total	$6,896	$8,495
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
Legal expenses are included in “General and administrative expense” in the accompanying consolidated statements of operations. As of December 31, 2025 and December 31, 2024, the Company determined that no provision was required, as management’s best estimate of any probable loss related to litigation was nil. During the year ended December 31, 2025, the Company paid $1.2 million to settle litigation matters, which amount is accordingly no longer reflected in the provision as of December 31, 2025.
Purchase Commitments
On December 12, 2025, the Company amended an agreement with one of its third-party service providers related to cloud services. Under the amended terms, the Company is committed to pay a minimum of $56.0 million over five consecutive years beginning in December 2025. If the Company fails to meet a minimum annual commitment in any period or upon early termination as defined in the agreement, the Company will be required to pay any unsatisfied minimum commitment amounts, subject to certain rollover provisions. As of December 31, 2025, the minimum commitment remaining with this third-party was $55.2 million. In addition, the Company has an agreement with another third-party service provider related to cloud services, under which the Company is committed to pay a total of $12.4 million over a period of 36 months beginning October 2024. At the end of the 36 months or upon early termination as defined in the agreement, any unused consumption capacity will expire unless a renewal agreement is executed. As of December 31, 2025, the total commitment fee remaining with this third-party was $4.4 million.
Note 21 - Subsequent Event
On March 13, 2026, the Company, through one of its subsidiaries, the Borrower, entered into the Commitment Letter with the Commitment Parties, pursuant to which, subject to the terms and conditions set forth therein, the Commitment Parties have committed to provide a $475.0 million senior secured term loan facility to fund, together with cash on hand, the refinancing in full of all of the Borrower’s outstanding indebtedness under the Credit Agreement. The funding of the term loan facility provided for in the Commitment Letter is subject to the satisfaction of customary conditions that management has concluded are within the Company's control.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Bumble’s management conducted an evaluation, under the supervision and with the participation of its Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and our disclosure controls and procedures (as defined by Rule 14a-15(e) and 15d-15(e) of the Exchange Act) at December 31, 2025. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time period specified in the rules and forms of the SEC, and that such information is accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Based upon the evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective at December 31, 2025.
Remediation of Previously Identified Material Weakness
As previously reported, management identified a material weakness in internal control over financial reporting as of December 31, 2024, related to foreign currency translation resulting from certain intercompany loan transactions. Management, with the oversight of the Audit Committee of our Board of Directors, evaluated the material weakness and implemented a remediation plan that included: (i) formalizing standard operating procedures and accounting policies related to intercompany transactions and foreign currency effects, (ii) redesigning controls over intercompany loan transactions to validate completeness and accuracy on a timely basis, and (iii) enhancing the quarterly fluctuation analysis process to increase the precision and documentation of reviews.
As of December 31, 2025, all remediation efforts have been completed and applicable controls have operated effectively for a sufficient period of time. Management, with oversight from the Audit Committee, has tested and validated the effectiveness of these controls and concluded that the previously identified material weakness has been fully remediated as of December 31, 2025.
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
Management, including our CEO and CFO, has assessed the effectiveness of our internal control over financial reporting as of December 31, 2025, based on the framework set forth in Internal Control-Integrated Framework(2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2025.
The effectiveness of our internal control over financial reporting as of December 31, 2025 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.
Changes in Internal Control over Financial Reporting
Except as noted in the preceding paragraphs, there was no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended December 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information
Commitment Letter
On March 13, 2026, the Company, through one of its subsidiaries, Buzz Finco L.L.C. (the “Borrower”), entered into a binding commitment letter, dated as of March 13, 2026 (the “Commitment Letter”) with Guggenheim Corporate Funding, LLC (and certain accounts or funds affiliated therewith or managed thereby) and STORY3 Capital Partners, LLC, (collectively, the “Commitment Parties”), pursuant to which, subject to the terms and conditions set forth therein, the Commitment Parties have committed to provide a $475.0 million senior secured term loan facility to fund, together with cash on hand, the refinancing in full of all of the Borrower’s outstanding indebtedness under the Credit Agreement. The funding of the term loan facility provided for in the Commitment Letter is subject to the satisfaction of customary conditions that management has concluded are within the Company's control.
On March 11, 2026, the Company filed a press release (the “Press Release”) announcing its preliminary, unaudited results for the three and twelve months ended December 31, 2025. The unaudited condensed consolidated statements of operations included in the Press Release reflected a non-cash income tax provision of approximately $11.3 million (the “Non-Cash Provision”) for the three and twelve months ended December 31, 2025, which reflected then-anticipated accounting treatment related to the Credit Agreement, which matures on January 29, 2027. As a result of entering into the Commitment Letter and as reflected in the audited consolidated financial statements included in Part II, “Item 8―Financial Statements and Supplementary Data” herein, the Company was not required to book a valuation allowance because the deferred tax asset was realizable. Accordingly, the Company did not book the Non-Cash Provision for the three and twelve months ended December 31, 2025. Accordingly, the unaudited condensed consolidated statements of operations included in the Press Release overstated our net loss and net loss per share attributable to Bumble Inc. shareholders for the three and twelve months ended December 31, 2025 by $11.3 million and $0.08 per share, respectively, for each period and the unaudited condensed consolidated balance sheet as of December 31, 2025 included in the Press Release understated our deferred tax asset, net, total assets and total shareholders' equity by $11.4 million.
Rule 10b5-1 Trading Plans
Our officers and directors from time to time may adopt trading plans to transact in Bumble Inc. securities for reasons such as satisfying vesting-related income tax requirements, investment diversification, or other personal reasons.
On November 13, 2025, Sissie Hsiao, a member of our Board, adopted a pre-arranged stock trading plan intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act. Ms. Hsiao’s plan provides for the sale of 24,720 shares of Class A common stock to be received from the vesting of RSUs and is intended to sell shares of Class A common stock to cover the income tax obligations related to the vesting of such RSUs. The plan will expire on October 6, 2026 or upon the earlier completion of all authorized transactions under the plan or if the trading arrangement is otherwise terminated according to its terms. Ms. Hsiao’s plan was adopted in accordance with our Securities Trading Policy.
Adoption of Amended and Restated Bylaws
On March 13, 2026, our Board of Directors (the “Board”) approved an amendment and restatement of our bylaws (as amended, the “Bylaws”), effective March 16, 2026, to (i) add certain procedural and informational requirements for stockholders that intend to use the advance notice provisions set forth in the Bylaws, including if such stockholder intends to use the Universal Proxy Rule under Exchange Act Rule 14a-19 (the “Universal Proxy Rule”), and (ii) make other administrative changes primarily to reflect recent Delaware law developments, in each case as further described below.
Advance Notice Amendments: The advance notice amendments require stockholders to make certain additional representations to the Company (including representations regarding a director nominee’s stock ownership and stock ownership-related arrangements or agreements as well as other informational requirements regarding the director nominee) and certify compliance with the Universal Proxy Rule.
Administrative Amendments: The Board also approved certain administrative amendments to the Bylaws to conform the provisions related to (i) notices of adjournments, including with respect to remote meetings of stockholders, and (ii) stockholder lists, in each case to updated Delaware law provisions. In addition, these administrative amendments provide that any stockholder soliciting proxies from other stockholders must use a proxy card color other than white, which color is reserved for the exclusive use by the Board.
The foregoing description is qualified in its entirety by reference to the Bylaws, which are attached hereto as Exhibit 3.2 and incorporated herein by reference.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item will be included in our Proxy Statement for the 2026 Annual Meeting of Stockholders to be filed with the SEC, within 120 days of the fiscal year ended December 31, 2025, and is incorporated herein by reference.
Item 11. Executive Compensation
The information required by this item will be included in our Proxy Statement for the 2026 Annual Meeting of Stockholders to be filed with the SEC, within 120 days of the fiscal year ended December 31, 2025, and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item will be included in our Proxy Statement for the 2026 Annual Meeting of Stockholders to be filed with the SEC, within 120 days of the fiscal year ended December 31, 2025, and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item will be included in our Proxy Statement for the 2026 Annual Meeting of Stockholders to be filed with the SEC, within 120 days of the fiscal year ended December 31, 2025, and is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services
The information required by this item will be included in our Proxy Statement for the 2026 Annual Meeting of Stockholders to be filed with the SEC, within 120 days of the fiscal year ended December 31, 2025, and is incorporated herein by reference.

PART IV
Item 15. Exhibits, Financial Statement Schedules
The following documents are filed, furnished or incorporated by reference as part of this Annual Report on Form 10-K:
1.Financial Statements — See Part II, Item 8. “Financial Statements and Supplementary Data” of this Annual Report.
2.Financial Statement Schedules — All financial statement schedules have been omitted because they are not required or are not applicable, or the required information is shown in our consolidated financial statements or the notes thereto.
3.Exhibits

Exhibit No.	Description

2.1
Agreement and Plan of Merger, dated as of November 8, 2019, by and among Buzz Holdings L.P., Buzz Merger Sub Ltd, Worldwide Vision Limited and Buzz SR Limited, as the seller representative (incorporated by reference to Exhibit 2.1 to the Registrant’s Registration Statement on Form S-1 filed on January 15, 2021)

3.1	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on February 16, 2021)

3.2*	Amended and Restated Bylaws of the Registrant, effective as of March 16, 2026

3.3*	Amended and Restated Bylaws of the Registrant, effective as of March 16, 2026 (marked to show amendments)

4.1
Description of Securities Registered pursuant to Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 4.1 to the Registrant's Annual Report on Form 10-K filed on March 15, 2021)

10.1
Second Amended and Restated Limited Partnership Agreement of Buzz Holdings L.P., dated as of February 10, 2021 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 16, 2021)

10.2
Amendment No. 1, dated as of June 25, 2021, to the Second Amended and Restated Limited Partnership Agreement of Buzz Holdings L.P. (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q filed on August 13, 2021)

10.3
Tax Receivable Agreement, dated as of February 10, 2021, by and among Bumble Inc. and each of the other persons from time to time party thereto (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on February 16, 2021)

10.4
Amendment No. 1 to the Tax Receivable Agreement, dated November 5, 2025, by and among the Company and certain affiliates of the Principal Stockholders (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on November 5, 2025)

10.5
Exchange Agreement, dated as of February 10, 2021, by and among Bumble Inc., Buzz Holdings L.P. and holders of Common Units from time to time party thereto (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on February 16, 2021)

10.6
Registration Rights Agreement, dated as of February 10, 2021, by and among Bumble Inc. and each of the other persons from time to time party thereto (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on February 16, 2021)

10.7
Stockholders Agreement, dated as of February 10, 2021, by and among Bumble Inc. and each of the other persons from time to time party thereto (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed on February 16, 2021)

10.8	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.6 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 filed on January 28, 2021)†

10.9
Support and Services Agreement, dated as of January 29, 2020, by and among Buzz Holdings L.P., Buzz Merger Sub Ltd. and Blackstone Buzz Holdings L.P. (incorporated by reference to Exhibit 10.7 to the Registrant’s Registration Statement on Form S-1 filed on January 15, 2021)

10.10
Employment Agreement, dated January 29, 2020, by and between Buzz Holdings, L.P. and Whitney Wolfe Herd (incorporated by reference to Exhibit 10.9 to the Registrant’s Registration Statement on Form S-1 filed on January 15, 2021)†

10.11
Letter Agreement, dated as of December 29, 2023, by and between Bumble Inc. and Whitney Wolfe Herd (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 29, 2023)†

10.12
Letter Agreement, dated as of February 28, 2025, by and between Bumble Inc. and Whitney Wolfe Herd (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K/A filed on February 28, 2025)†

10.13
Employment Agreement, dated as of November 3, 2023, by and between Bumble Trading LLC and Lidiane Jones (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on November 6, 2023)†

10.14	Employment Agreement, dated August 4, 2025, between Bumble Inc. and Kevin D. Cook (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on August 6, 2025)†

10.15
Consulting Agreement, dated February 18, 2025, between Bumble Inc. and FLG Partners, LLC (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on February 28, 2025)†

10.16
Amended and Restated Employment Agreement, dated September 23, 2022, by and between Bumble Trading LLC and Anuradha Subramanian (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q filed on November 16, 2022)†

10.17
First Amendment to Amended and Restated Employment Agreement, dated February 22, 2023, by and between Bumble Trading LLC and Anuradha Subramanian (incorporated by reference to Exhibit 10.12 to the Registrant's Annual Report on Form 10-K filed on February 28, 2023)†

10.18*	Employment Agreement, dated March 14, 2025, by and between Bumble Trading LLC and Deirdre Runnette†

10.19
Employment Agreement, effective as of June 12, 2024, by and between Bumble Trading LLC and Elizabeth Monteleone (incorporated by reference to Exhibit 10.14 to the Registrant’s Annual Report on Form 10-K filed on February 28, 2025)†

10.20	Bumble Inc. 2021 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed on February 16, 2021)†

10.21
Form of Option Grant Notice under the Bumble Inc. 2021 Omnibus Incentive Plan (Section 16 Officer Form) (incorporated by reference to Exhibit 10.19 to the Registrant's Annual Report on Form 10-K filed on February 28, 2024)†

10.22
Form of Restricted Stock Unit Grant Notice under the Bumble Inc. 2021 Omnibus Incentive Plan (2025) (Section 16 Officer Form) (incorporated by reference to Exhibit 10.20 to the Registrant's Annual Report on Form 10-K filed on February 28, 2025)†

10.23
Restricted Stock Grant Agreement, dated March 4, 2021, between Elizabeth Monteleone, Buzz Holdings L.P. and Bumble Inc. (incorporated by reference to Exhibit 10.21 to the Registrant’s Annual Report on Form 10-K filed on February 28, 2025)†

10.24	Form of Vesting Adjustment Letter relating to Performance-Based Awards (incorporated by reference to Exhibit 10.22 to the Registrant's Annual Report on Form 10-K filed on February 28, 2025)†

10.25	Form of Letter relating to Change in Control Treatment (incorporated by reference to Exhibit 10.23 to the Registrant's Annual Report on Form 10-K filed on February 28, 2025)†

10.26	Bumble Inc. 2021 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8-K filed on February 16, 2021)†

10.27
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

10.29	Form of Incentive Unit Award Agreement (Director Form) (incorporated by reference to Exhibit 10.27 to the Registrant’s Registration Statement on Form S-1 filed on January 15, 2021)†

10.30	Form of Unit Adjustment Letter (incorporated by reference to Exhibit 10.32 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 filed on January 28, 2021)†

10.31	Form of Unit Adjustment Letter (Whitney Wolfe Herd) (incorporated by reference to Exhibit 10.33 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 filed on January 28, 2021)†

10.32
Form of Vesting Adjustment Letter relating to Performance-Based Incentive Unit Awards (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q filed on November 16, 2022)†

10.33	Form of Letter to Incentive Unit Holders relating to Change in Control Treatment (incorporated by reference to Exhibit 10.29 to the Registrant's Annual Report on Form 10-K filed on February 28, 2023)†

10.34	Bumble Inc. Summary of Non-Employee Director Compensation Policy (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q filed on August 7, 2025)†

10.35
Form of Annual Restricted Stock Unit Grant Award to Directors, under 2021 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q filed on November 8, 2023)†

10.36
Form of Initial Award of Restricted Stock Unit Grant to New Directors, under 2021 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q filed on November 8, 2023)†

10.37
Credit Agreement, dated as of January 29, 2020, by and among Buzz Bidco L.L.C., Worldwide Vision Limited (f/k/a Buzz Merger Sub Ltd.), Buzz Finco L.L.C., the guarantors party thereto from time to time, Citibank, N.A., as administrative agent, collateral agent and swingline lender, and the lenders and L/C issuers party thereto from time to time (incorporated by reference to Exhibit 10.17 to the Registrant’s Registration Statement on Form S-1 filed on January 15, 2021)

10.38
Amendment No. 1 to the Credit Agreement, dated as of October 19, 2020, by and among Buzz Bidco L.L.C., Buzz Finco L.L.C., the guarantors party thereto, Citibank, N.A., as administrative agent, collateral agent and swingline lender and the lenders party thereto (incorporated by reference to Exhibit 10.18 to the Registrant’s Registration Statement on Form S-1 filed on January 15, 2021)

10.39
Amendment No. 2 to the Credit Agreement, dated as of March 20, 2023, by and among Buzz Bidco L.L.C., Buzz Finco L.L.C., the guarantors party thereto, Citibank, N.A., as administrative agent, collateral agent and swingline lender and the lenders party thereto (incorporated by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q filed on May 5, 2023)

10.40
Amendment No. 3 to the Credit Agreement, dated as of December 17, 2024, by and among Buzz Bidco L.L.C., Buzz Finco L.L.C., the guarantors party thereto, Citibank, N.A., as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.39 to the Registrant's Annual Report on Form 10-K filed on February 28. 2025)

10.41
Security Agreement, dated as of January 29, 2020, by and among the grantors identified therein and Citibank, N.A., as collateral agent (incorporated by reference to Exhibit 10.19 to the Registrant’s Registration Statement on Form S-1 filed on January 15, 2021)

10.42
Founder Agreement, dated as of November 8, 2019, by and between Buzz Holdings L.P. and Whitney Wolfe Herd (incorporated by reference to Exhibit 10.20 to the Registrant’s Registration Statement on Form S-1 filed on January 15, 2021)

10.43
First Amendment to Founder Agreement, dated as of May 1, 2020, by and between Buzz Holdings L.P. and Whitney Wolfe Herd (incorporated by reference to Exhibit 10.21 to the Registrant’s Registration Statement on Form S-1 filed on January 15, 2021)

10.44
Trademark Assignment and License, dated as of January 29, 2020, by and between Whitney Wolfe Herd and Bumble Holding Limited (incorporated by reference to Exhibit 10.22 to the Registrant’s Registration Statement on Form S-1 filed on January 15, 2021)

10.45
Restrictive Covenant Agreement, dated as of November 8, 2019, between Buzz Holdings L.P. and Whitney Wolfe Herd (incorporated by reference to Exhibit 10.23 to the Registrant’s Registration Statement on Form S-1 filed on January 15, 2021)

19.1	Bumble Inc. Securities Trading Policy (incorporated by reference to Exhibit 19.1 to the Registrant's Annual Report on Form 10-K filed on February 28, 2025)

21.1*	Subsidiaries of the Registrant

23.1*	Consent of Independent Registered Public Accounting Firm

24.1	Power of Attorney (included in signature pages of this Report)

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97.1	Incentive Compensation Clawback Policy (incorporated by reference to Exhibit 97.1 to the Registrant's Annual Report on Form 10-K filed on February 28, 2024)

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
_______________________________________________________________________________
*Filed herewith.
†Management contract or compensatory plan or arrangement.
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

Date: March 16, 2026	BUMBLE INC.
	By:	/s/ Kevin D. Cook
	Name:	Kevin D. Cook
	Title:	Chief Financial Officer
POWER OF ATTORNEY
Each person whose signature appears below hereby constitutes and appoints Whitney Wolfe Herd, Kevin D. Cook and Deirdre Runnette, and each of them, any of whom may act without joinder of the other, the individual’s true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for the person and in his or her name, place and stead, in any and all capacities, to sign this Annual Report on Form 10-K and any or all amendments thereto, and all other documents in connection therewith to be filed with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact as agents or any of them, or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report and Power of Attorney have been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Whitney Wolfe Herd	Chief Executive Officer and Director	March 16, 2026
(principal executive officer)
Whitney Wolfe Herd

/s/ Ann Mather	Chair of the Board of Directors	March 16, 2026

Ann Mather

/s/ R. Lynn Atchison	Director	March 16, 2026

R. Lynn Atchison

/s/ Martin Brand	Director	March 16, 2026

Martin Brand

/s/ Amy M. Griffin	Director	March 16, 2026

Amy M. Griffin

/s/ Sissie L. Hsiao	Director	March 16, 2026

Sissie L. Hsiao

/s/ Jonathan C. Korngold	Director	March 16, 2026

Jonathan C. Korngold

/s/ Elisa A. Steele	Director	March 16, 2026

Elisa A. Steele

/s/ Pamela A. Thomas-Graham	Director	March 16, 2026

Pamela A. Thomas-Graham

/s/ Kevin D. Cook	Chief Financial Officer	March 16, 2026
(principal financial officer)
Kevin D. Cook

/s/ Amy Kossover	Chief Accounting Officer	March 16, 2026
(principal accounting officer)
Amy Kossover