Form 10-Q
period 2026-03-31
Bumble Inc.
filed 2026-05-06
CIK 1830043

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_______________________
FORM 10-Q
_______________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of April 30, 2026, Bumble Inc. had 130,431,168 shares of Class A common stock, par value $0.01 per share, outstanding and 17 shares of Class B common stock, par value $0.01 per share, outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q, or this Quarterly Report, contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements reflect the current views of management of Bumble Inc. with respect to, among other things, its operations, its financial performance, its industry and its business, including without limitation statements related to its strategic plans and initiatives (including its marketing approach, innovations across AI, product and technology and its other investments). Forward-looking statements include all statements that are not historical facts. In some cases, you can identify these forward-looking statements by the use of words such as “outlook,” “believe(s),” “expect(s),” “potential,” “continue(s),” “may,” “will,” “should,” “could,” “would,” “seek(s),” “predict(s),” “intend(s),” “trends,” “plan(s),” “estimate(s),” “anticipate(s),” “projection,” “will likely result” and or the negative version of these words or other comparable words of a future or forward-looking nature. Such forward-looking statements are subject to various risks and uncertainties. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements. These factors include, but are not limited to, the following:
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
•control of us by Blackstone and our Founder (each, as defined below)
•the outsized voting rights of Blackstone and our Founder
•the risk that our restructuring efforts may not generate their intended benefits to the extent or as quickly as anticipated
•risks relating to the market price volatility of our Class A common stock, which could limit our ability to make acquisitions and retain key personnel and employees, and result in dilution if our stock-based compensation programs issue increased numbers of shares because of a depressed stock price or could result in increased cash compensation expense in the event that we shift the mix of incentive compensation in favor of cash-based awards over equity-based awards
•changes in business or macroeconomic conditions, including the impact of lower consumer confidence in our business or in the online dating industry generally, recessionary conditions, increased unemployment rates, stagnant or declining wages, changes in inflation or interest rates, geopolitical events (such as trade wars), political unrest, armed conflicts, including conflicts in Eastern Europe and the Middle East, widespread health emergencies or pandemics and measures taken in response, extreme weather events or natural disasters
•foreign currency exchange rate fluctuations
For more information regarding these and other risks and uncertainties that we face, see Part I, “Item 1A—Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2025 (“2025 Form 10-K”). These factors should not be construed as exhaustive and we caution you that the important factors referenced above may not contain all of the factors that are important to you. Bumble Inc. undertakes no obligation to publicly update or review any forward-looking statements, whether as a result of new information, future developments or otherwise, except as required by law.
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
Certain Definitions
As used in this Quarterly Report, unless otherwise noted or the context requires otherwise, the following terms have the following meanings. Our key metrics (Bumble App Paying Users, Badoo App and Other Paying Users, Total Paying Users, Bumble App Average Revenue per Paying User, Badoo App and Other Average Revenue per Paying User, and Total Average Revenue per Paying User) were calculated excluding paying users of and revenue generated from Official, advertising and partnerships or affiliates. The Bumble For Friends app was relaunched as BFF in the United States in September 2025. The Company has not sought to generate revenue from the BFF app and therefore it is excluded from our key operating metrics as of March 31, 2026.
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
•“Tax Receivable Agreement” refers to the tax receivable agreement, dated as of February 10, 2021, by and among the Company, the affiliates of the Principal Stockholders and the other TRA Parties (as defined in the Tax Receivable Agreement) signatory thereto, that was originally entered into in connection with the IPO and the Reorganization Transactions. In November 2025, the Tax Receivable Agreement was amended to provide for one-time settlement payments as consideration for the complete and full termination of the Company's payment obligations under the agreement.
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
•“Total Paying Users” is the sum of Bumble App Paying Users and Badoo App and Other Paying Users.
•“Total Revenue” is the sum of Bumble App Revenue and Badoo App and Other Revenue.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited).
Bumble Inc.
Condensed Consolidated Balance Sheets
(In thousands, except share and per share information)
(Unaudited)

	March 31, 2026	December 31, 2025
ASSETS
Cash and cash equivalents	$245,589	$175,760
Accounts receivable (net of allowance of $64 and $86, respectively)	66,199	83,062
Other current assets	45,196	46,449
Total current assets	356,984	305,271
Right-of-use assets	9,193	10,198
Property and equipment (net of accumulated depreciation of $23,889 and $22,706, respectively)	5,790	6,896
Goodwill	732,715	732,715
Intangible assets, net	351,883	351,454
Deferred tax assets, net	9,943	11,429
Other noncurrent assets	6,397	7,115
Total assets	$1,472,905	$1,425,078
LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$1,901	$9,231
Deferred revenue	35,454	36,790
Accrued expenses and other current liabilities	97,463	86,226
Current portion of long-term debt, net	158,656	5,750
Total current liabilities	293,474	137,997
Long-term debt, net	428,834	582,715
Deferred tax liabilities, net	2,321	318
Other long-term liabilities	13,031	22,939
Total liabilities	737,660	743,969
Commitments and contingencies (Note 13)
Shareholders’ equity:
Class A common stock (par value $0.01 per share, 6,000,000,000 shares authorized; 130,389,737 shares issued and outstanding as of March 31, 2026; 129,613,455 shares issued and outstanding as of December 31, 2025)	1,305	1,297
Class B common stock (par value $0.01 per share, 1,000,000 shares authorized; 17 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively)	—	—
Preferred stock (par value $0.01; authorized 600,000,000 shares; no shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively)	—	—
Additional paid-in capital	1,812,051	1,803,905
Accumulated deficit	(1,349,019)	(1,394,230)
Accumulated other comprehensive income	152,760	159,021
Total Bumble Inc. shareholders’ equity	617,097	569,993
Noncontrolling interests	118,148	111,116
Total shareholders’ equity	735,245	681,109
Total liabilities and shareholders’ equity	$1,472,905	$1,425,078
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Bumble Inc.
Condensed Consolidated Statements of Operations
(In thousands, except per share information)
(Unaudited)

	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025
Revenue	$212,383	$247,101
Operating costs and expenses:
Cost of revenue	54,824	73,353
Selling and marketing expense	26,960	59,734
General and administrative expense	30,762	21,644
Product development expense	30,171	34,504
Depreciation and amortization expense	4,412	9,585
Impairment loss	—	3,631
Total operating costs and expenses	147,129	202,451
Operating earnings	65,254	44,650
Interest expense, net	(7,959)	(12,049)
Other income (expense), net	6,741	(6,762)
Income before income taxes	64,036	25,839
Income tax provision	(11,414)	(6,008)
Net earnings	52,622	19,831
Net earnings attributable to noncontrolling interests	7,411	6,387
Net earnings attributable to Bumble Inc. shareholders	$45,211	$13,444
Net earnings per share attributable to Bumble Inc. shareholders
Basic earnings per share	$0.35	$0.13
Diluted earnings per share	$0.34	$0.13
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Bumble Inc.
Condensed Consolidated Statements of Comprehensive Operations
(In thousands)
(Unaudited)

	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025
Net earnings	$52,622	$19,831
Other comprehensive income (loss), net of tax:
Change in fair value of cash flow hedges	473	—
Change in foreign currency translation adjustment	(7,910)	11,386
Total other comprehensive income (loss), net of tax	(7,437)	11,386
Comprehensive income	45,185	31,217
Comprehensive income attributable to noncontrolling interests	6,369	9,909
Comprehensive income attributable to Bumble Inc. shareholders	$38,816	$21,308
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Bumble Inc.
Condensed Consolidated Statements of Changes in Equity
Three Months Ended March 31, 2026
(In thousands, except per share amounts)
(Unaudited)

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Bumble Inc. Shareholders' Equity	Noncontrolling Interests	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2025	129,613,455	$1,297	17	$—	$1,803,905	$(1,394,230)	$159,021	$569,993	$111,116	$681,109
Net earnings	—	—	—	—	—	45,211	—	45,211	7,411	52,622
Changes in ownership interest in subsidiary	—	—	—	—	(134)	—	134	—	—	—
Stock-based compensation expense	—	—	—	—	9,534	—	—	9,534	1,554	11,088
Restricted stock units issued, net of shares withheld for taxes	776,282	8	—	—	(1,252)	—	—	(1,244)	(891)	(2,135)
Partnership tax and other distributions	—	—	—	—	(2)	—	—	(2)	—	(2)
Other comprehensive loss, net of tax	—	—	—	—	—	—	(6,395)	(6,395)	(1,042)	(7,437)
Balance as of March 31, 2026	130,389,737	$1,305	17	$—	$1,812,051	$(1,349,019)	$152,760	$617,097	$118,148	$735,245
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Bumble Inc.
Condensed Consolidated Statements of Changes in Equity
Three Months Ended March 31, 2025
(In thousands, except per share amounts)
(Unaudited)

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Deficit	Accumulated Other Comprehensive Income	Total Bumble Inc. Shareholders' Equity	Noncontrolling Interests	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount		Shares	Amount
Balance as of December 31, 2024	107,107,632	$1,071	20	$—	$1,453,483	—	$—	$(701,092)	$71,073	$824,535	$524,519	$1,349,054
Net earnings	—	—	—	—	—	—	—	13,444	—	13,444	6,387	19,831
Changes in ownership interest in subsidiary					(41,110)				41,110	—	—	—
Stock-based compensation expense	—	—	—	—	2,949	—	—	—	—	2,949	1,321	4,270
Impact of Tax Receivable Agreement due to exchanges of Common Units	—	—	—	—	1,878	—	—	—	—	1,878	—	1,878
Restricted stock units issued, net of shares withheld for taxes	835,676	8	—	—	686	—	—	—	—	694	(3,944)	(3,250)
Purchase of common stock	—	—	—	—	(7,924)	4,749,864	(28,921)	—	—	(36,845)	7,924	(28,921)
Partnership tax distributions	—	—	—	—	(5)			—	—	(5)	(2)	(7)
Retirement of treasury stock	(4,749,864)	(47)			(28,874)	(4,749,864)	28,921			—
Other comprehensive income, net of tax	—	—	—	—	—	—	—	—	7,864	7,864	3,522	11,386
Balance as of March 31, 2025	103,193,444	$1,032	20	$—	$1,381,083	—	$—	$(687,648)	$120,047	$814,514	$539,727	$1,354,241
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Bumble Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025
Cash flows from operating activities:
Net earnings	$52,622	$19,831
Adjustments to reconcile net earnings to net cash provided by operating activities
Impairment loss	—	3,631
Depreciation and amortization expense	4,412	9,585
Changes in fair value of interest rate swaps	(675)	2,636
Changes in fair value of contingent earn-out liability	(36)	(2,282)
Non-cash lease expense	956	790
Tax receivable agreement liability remeasurement expense	—	857
Deferred income tax	3,333	1,327
Stock-based compensation expense	10,818	4,138
Net foreign exchange difference	(8,463)	10,860
Other, net	444	1,058
Changes in assets and liabilities:
Accounts receivable	18,292	(720)
Other current assets	3,708	1,559
Accounts payable	(7,485)	(1,977)
Deferred revenue	(1,336)	(1,729)
Lease liabilities	(1,092)	(888)
Accrued expenses and other current liabilities	9,289	(5,475)
Other, net	(7,562)	44
Net cash provided by operating activities	77,225	43,245
Cash flows from investing activities:
Capital expenditures	(3,398)	(2,411)
Net cash used in investing activities	(3,398)	(2,411)
Cash flows from financing activities:
Repayment of term loan	(1,438)	(1,438)
Distributions paid to noncontrolling interest holders	(2)	(7)
Share repurchases	—	(28,682)
Withholding tax paid on behalf of employees on stock-based awards	(2,140)	(3,422)
Payments on tax receivable agreement	—	(8,917)
Net cash used in financing activities	(3,580)	(42,466)
Effects of exchange rate changes on cash and cash equivalents	(602)	328
Net increase (decrease) in cash and cash equivalents and restricted cash	69,645	(1,304)
Cash and cash equivalents and restricted cash, beginning of the period	179,254	207,062
Cash and cash equivalents and restricted cash, end of the period	248,899	205,758
Less restricted cash	(3,310)	(3,515)
Cash and cash equivalents, end of the period	$245,589	$202,243
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
Assuming the exchange of all outstanding Common Units for shares of Class A common stock on a one-for-one basis under the exchange agreement entered into by holders of Common Units, there would be 151,638,183 shares of Class A common stock outstanding (which does not reflect any shares of Class A common stock issuable in exchange for as-converted Incentive Units or upon settlement of certain other interests) as of March 31, 2026.
All references to the “Company", “we", “our” or “us” in this report are to Bumble Inc.
Basis of Presentation and Consolidation
The accompanying unaudited condensed consolidated financial statements include the financial statements of the Company, all entities that are wholly-owned by the Company and all entities in which the Company has a controlling financial interest. All intercompany transactions and balances have been eliminated. The unaudited condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) and applicable regulations of the Securities and Exchange Commission (“SEC”) for interim financial reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP have been condensed or omitted. These financial statements have been prepared on the same basis as our annual consolidated financial statements and, in the opinion of management, reflect all normal recurring adjustments, which are necessary for the fair presentation of our financial information. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated statements and notes thereto included in the 2025 Form 10-K. Interim results are not necessarily indicative of the results for the full year ended December 31, 2026, or any other future period.
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

In accordance with U.S. GAAP, management evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the unaudited condensed consolidated financial statements are issued. As previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, the Company had outstanding term loans under the 2020 Credit Agreement as defined in Note 8, Debt, that were scheduled to mature on January 29, 2027, and management determined that additional funding, absent refinancing, would be required to meet its repayment obligations.
On April 24, 2026, certain subsidiaries of the Company entered into a term loan credit agreement (the “2026 Credit Agreement”) providing for a $475.0 million senior secured term loan facility and a senior priority revolving credit agreement providing for a $50.0 million senior secured revolving credit facility (the “2026 Revolving Credit Facility”), which mature in April 2030. Using the proceeds from the 2026 Credit Agreement, together with cash on hand, the Company repaid in full the Borrower’s outstanding indebtedness under the existing 2020 Credit Agreement.

As a result of the completed refinancing transaction, management has concluded that its existing cash and cash equivalents, together with cash generated from operations, will be sufficient to fund its operations and satisfy its obligations, including cash outflows to service the 2026 Credit Agreement, for at least one year after the date the unaudited condensed consolidated financial statements are issued. Refer to Note 8, Debt, and Note 14, Subsequent Events, for additional information.

Note 2 - Summary of Selected Significant Accounting Policies
Included below are selected significant accounting policies including those that were added or modified during the three months ended March 31, 2026 as a result of new transactions entered into or the adoption of new accounting policies. See Note 2, Summary of Selected Significant Accounting Policies, within the annual consolidated financial statements in our 2025 Form 10-K for the full list of our significant accounting policies.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make certain judgments, estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses. The Company’s significant estimates relate to business combinations, asset impairments, potential obligations associated with legal contingencies, the fair value of contingent consideration, stock-based compensation, tax receivable agreements, and income taxes.
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
As of March 31, 2026 and December 31, 2025, the Company has classified its cash held in Russia as restricted cash due to the sanctions imposed by the Russia-Ukraine Conflict, which is included in “Other noncurrent assets” within the accompanying unaudited condensed consolidated balance sheets.
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
See Note 4, Goodwill and Intangible Assets, Net, for additional information on goodwill impairment charges recorded in 2025.
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
See Note 4, Goodwill and Intangible Assets, Net, for additional information on intangible and long-lived asset impairment charges recorded in the 2024 and 2025 periods.
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

The Company has a share repurchase program authorizing the repurchase of up to $450.0 million of its outstanding Class A common stock with repurchases under the program to be made on a discretionary basis from time to time, subject to general business and market conditions and other investment opportunities, through open market purchases or other means, including privately negotiated transactions. There were no share repurchases during the three months ended March 31, 2026. During the three months ended March 31, 2025, the Company repurchased 4.7 million shares of Class A common stock for $28.7 million, excluding excise tax obligations. As of March 31, 2026, all treasury shares were retired, and a total of $50.1 million remained available for repurchase under the repurchase program.
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
During the three months ended March 31, 2026 and 2025, there were no customers representing greater than 10% of total revenue.
For the periods presented, revenue across apps was as follows (in thousands):

	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025
Bumble App	$172,698	$201,822
Badoo App and Other	39,685	45,279
Total Revenue	$212,383	$247,101
Deferred Revenue
Deferred revenue consists of advance payments that are received or are contractually due in advance of the Company's performance. The Company’s deferred revenue is reported on a contract by contract basis at the end of each reporting period. The Company classifies deferred revenue as current when the term of the applicable subscription period or expected completion of the performance obligation is one year or less. The deferred revenue balance is $35.5 million and $36.8 million as of March 31, 2026 and December 31, 2025, respectively, all of which is classified as a current liability. During the three months ended March 31, 2026 and 2025, the Company recognized revenue of $30.3 million and $35.0 million, respectively, that was included in the deferred revenue balance at the beginning of each respective period.
Recently Adopted Accounting Pronouncement
In July 2025, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2025-05, Financial Instruments - Credit Losses (Topic 326) - Measurement of Credit Losses for Accounts Receivable and Contract Assets, which provides a practical expedient to measure credit losses on current accounts receivable and current contract assets. The Company adopted ASU 2025-05 in the first quarter of 2026 prospectively. Adoption of this ASU did not have a material impact on the accompanying condensed consolidated financial statements and disclosures.

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
In November 2025, the FASB issued ASU 2025-09, Derivatives and Hedging (Topic 815)—Hedge Accounting Improvements, which amends hedge accounting guidance in Accounting Standards Codification (“ASC”) 815 by addressing five specific hedge accounting issues, including similar risk assessments for cash flow hedges and expanded eligible hedged risk components. ASU 2025-09 is effective for the Company beginning in the first quarter of 2027 and will be applied prospectively. Early adoption is permitted. The Company is currently evaluating the impact of adopting this ASU on the consolidated financial statements and related disclosures.
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
For the three months ended March 31, 2026, the Company's effective tax rate was 17.8%, which differs from the U.S. federal statutory tax rate of 21% primarily due to the geographical distribution of our earnings, income attributable to noncontrolling interests, nondeductible stock-based compensation, the impact of Pillar Two minimum taxes and valuation allowance recorded against certain deferred tax assets.
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

Note 4 - Goodwill and Intangible Assets, Net
Goodwill
The changes in the carrying amount of goodwill for the period presented are as follows (in thousands):

	Gross Carrying Amount	Accumulated Impairment Losses	Net Carrying Amount
Balance as of December 31, 2025	$1,586,210	$(853,495)	$732,715
Balance as of March 31, 2026	$1,586,210	$(853,495)	$732,715
There were no impairment charges recorded for goodwill for the three months ended March 31, 2026 and 2025.
The Company evaluates goodwill for impairment annually and whenever events or changes in circumstances indicate that the carrying value of a reporting unit may exceed its fair value. During 2025, the Company identified multiple impairment triggering events indicating that the fair value of its reporting unit was more likely than not less than its carrying value. In accordance with ASC 350, Intangibles – Goodwill and Other, the Company performed quantitative goodwill impairment tests. For each impairment test, the Company estimated the fair value of its reporting unit using a combination of the income approach, employing a discounted cash flow model, and the market approach, employing a guideline public company method. The income and market approaches were weighted 75% and 25%, respectively. Key assumptions used in the discounted cash flow analyses included projected revenues, EBITDA margins, terminal growth rates, income tax rates and discount rates. These assumptions are updated as of each measurement date to reflect conditions then existing and involve significant judgment. Refer to Note 7, Fair Value Measurements for additional information.

2025 Impairment
During the three months ended December 31, 2025, the Company identified a triggering event related to a sustained decline in its stock price and the resulting decrease in its market capitalization. The Company performed a quantitative goodwill impairment test, applying a terminal growth rate of zero, an income tax rate of 25% and a discount rate of 18.5%, which reflects a weighted average cost of capital adjusted for a company-specific risk premium. As a result, the Company recognized a goodwill impairment charge of $396.3 million.
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
Additionally, in connection with the classification of Fruitz as held for sale in June 2025, the Company allocated $1.8 million of goodwill to Fruitz and determined that the allocated goodwill was fully impaired as of June 30, 2025. Refer to Note 6, Sale of a Business within the annual consolidated financial statements in our 2025 Form 10-K, for further information.
Intangible Assets, Net
A summary of the Company’s intangible assets, net is as follows (in thousands):

	March 31, 2026
	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment Losses	Net Carrying Amount	Weighted- Average Remaining Useful Life (Years)
Brands - indefinite-lived	$1,511,269	$—	$(1,181,269)	$330,000	Indefinite
Developed technology	262,011	(252,337)	—	9,674	2.3
Other	27,322	(15,113)	—	12,209	2.3
Total Intangible assets, net	$1,800,602	$(267,450)	$(1,181,269)	$351,883

	December 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment Losses	Net Carrying Amount	Weighted- Average Remaining Useful Life (Years)
Brands - indefinite-lived	$1,511,269	$—	$(1,181,269)	$330,000	Indefinite
Developed technology	262,011	(251,262)	—	10,749	2.5
Other	28,445	(13,491)	(4,249)	10,705	1.9
Total Intangible assets, net	$1,801,725	$(264,753)	$(1,185,518)	$351,454
The Company evaluates its indefinite-lived intangible assets for impairment annually and whenever events or changes in circumstances indicate that the carrying value of an asset may exceed its fair value, in accordance with ASC 350, Intangibles – Goodwill and Other. The Company evaluates its long-lived assets and definite-lived intangible assets for recoverability whenever impairment indicators are present, at asset group level, in accordance with ASC 360, Property, Plant, and Equipment. The fair value of indefinite-lived intangible assets is estimated using a relief-from-royalty method, which requires assumptions including projected revenues, royalty rates, discount rates, terminal growth rates, and income tax rates. The fair value of long-lived assets and definite-lived intangible assets is estimated using a discounted cash flow methodology, when required. Key assumptions used in the discounted cash flow analyses included projected revenues, EBITDA margins, terminal growth rates, income tax rates and discount rates. These assumptions are updated as of each measurement date to reflect conditions then existing and involve significant judgment. Refer to Note 7, Fair Value Measurements for additional information.
There were no impairment charges recorded for the three months ended March 31, 2026.

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
Additionally, during the three months ended June 30, 2025, the Company recorded an impairment charge of $5.0 million for its definite-lived intangible assets associated with Fruitz that met the criteria to be classified as held for sale in June 2025. Refer to Note 6, Sale of a Business, within the annual consolidated financial statements in our 2025 Form 10-K, for further information.
Furthermore, in connection with the decision in February 2025 to discontinue the operation of the Official app, the Company assessed the recoverability of its definite-lived intangible assets at the Official asset group level and determined that the carrying value of the Official asset group was not recoverable. As a result, the Company recognized $3.6 million of impairment charges, representing the entire carrying value of the Official asset group, during the three months ended March 31, 2025. The Official asset group was fully disposed during the three months ended June 30, 2025. See Note 5, Restructuring , for additional information on the Official app.
Amortization expense related to intangible assets, net for the three months ended March 31, 2026 and 2025 was $2.8 million and $7.9 million, respectively.
Note 5 - Restructuring
In June 2025, the Company announced its decision to reduce its global workforce (the “2025 Restructuring Plan”) by approximately 240 roles, representing approximately 30% of the Company's employees, as it realigns its operating structure to optimize execution on its strategic priorities. As a result, the Company expects to incur approximately $15.0 million of total non-recurring charges through the first half of 2026, consisting primarily of employee severance, benefits, and related charges for impacted employees.
In February 2025, the Company announced its decision to discontinue its operation of the Fruitz and Official apps. The Official app was discontinued during the second quarter of 2025 and Fruitz was sold to a third party in July 2025. The Company incurred $1.4 million of expenses through the third quarter of 2025, primarily related to employee severance, benefits and related charges for impacted employees. See Note 4, Goodwill and Intangible Assets, Net, for additional information on the Official app.
The following table presents the total non-recurring restructuring charges by function for the periods indicated (in thousands):

	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025
Cost of revenue	$369	$36
Selling and marketing	42	195
General and administrative	178	75
Product development	1,047	904
Total	$1,636	$1,210

The following table summarizes the restructuring-related liabilities (in thousands):

	Employee Related Benefits	Other	Total
Balance as of December 31, 2025	$384	$350	$734
Restructuring charges	1,484	152	1,636
Cash payments	(580)	(255)	(835)
Balance as of March 31, 2026	$1,288	$247	$1,535
Note 6 - Other Financial Data
Consolidated Balance Sheets Information
Other current assets are comprised of the following balances (in thousands):

	March 31, 2026	December 31, 2025
Capitalized aggregator fees	$6,670	$8,257
Prepayments	18,900	16,985
Income tax receivable	7,570	5,745
Other current assets	12,056	15,462
Total other current assets	$45,196	$46,449
Accrued expenses and other current liabilities are comprised of the following balances (in thousands):

	March 31, 2026	December 31, 2025
Payroll and related expenses	$18,103	$19,270
Marketing expenses	8,567	11,891
Professional fees	8,008	8,085
Other cost of sales	3,853	3,502
Lease liabilities	3,879	3,960
Other indirect taxes	17,191	17,688
Income tax payable	28,919	13,178
Contingent earn-out liability	14	50
Other accrued expenses and other payables	8,929	8,602
Total accrued expenses and other current liabilities	$97,463	$86,226
Other long-term liabilities are comprised of the following balances (in thousands):

	March 31, 2026	December 31, 2025
Lease liabilities	$5,900	$6,981
Other liabilities	7,131	15,958
Total other long-term liabilities	$13,031	$22,939

Note 7 - Fair Value Measurements
The following tables present the Company’s financial instruments that are measured at fair value on a recurring basis (in thousands):

	March 31, 2026
	Level 1	Level 2	Level 3	Total Fair Value Measurements
Assets:
Cash equivalent - money market funds	$166,246	$—	$—	$166,246
Derivative asset - interest rate swaps	—	1,378	—	1,378
Derivative asset - foreign currency contracts	—	629	—	629
Investments in equity securities	—	—	658	658
	$166,246	$2,007	$658	$168,911
Liabilities:
Contingent earn-out liability	—	—	14	14
	$—	$—	$14	$14

	December 31, 2025
	Level 1	Level 2	Level 3	Total Fair Value Measurements
Assets:
Cash equivalent - money market funds	$112,329	$—	$—	$112,329
Derivative asset - interest rate swaps	—	703	—	703
Derivative asset - foreign currency contracts	—	156	—	156
Investments in equity securities	—	—	620	620
	$112,329	$859	$620	$113,808
Liabilities:
Contingent earn-out liability	$—	$—	$50	$50
	$—	$—	$50	$50
There were no transfers between levels between March 31, 2026 and December 31, 2025.
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
As of March 31, 2026, the Company has a contingent consideration arrangement, consisting of an earn-out payment to former shareholders of Worldwide Vision Limited of up to $150.0 million. The Company determined the fair value of the contingent earn-out liability by using a probability-weighted analysis and, if the arrangement is long-term in nature, applying a discount rate that captures the risks associated with the duration of the obligation. The number of scenarios in the probability-weighted analyses vary; generally, more scenarios are prepared for longer duration and more complex arrangements. As of March 31, 2026 and December 31, 2025, the fair value of the contingent earn-out liability reflected a risk-free rate of 3.7% and 3.5%, respectively. The Company’s contingent earn-out liability is measured at fair value on a recurring basis using significant unobservable inputs (Level 3). As of March 31, 2026 and December 31, 2025, the contingent earn-out liability was $14.0 thousand and $0.1 million, respectively, which is included in “Accrued expenses and other current liabilities” in the accompanying unaudited condensed consolidated balance sheets.

The Company classified contingent earn-out arrangements as liabilities at the time of the acquisition, as they will be settled in cash, and remeasures the fair values of the contingent earn-out liabilities each reporting period thereafter until settled. The fair value of the contingent earn-out liabilities are sensitive to changes in the stock price, discount rates and the timing of the future payments, which are based upon estimates of future achievement of the performance metrics. Changes in fair values of contingent earn-out liabilities are recognized in “General and administrative expense” in the accompanying unaudited condensed consolidated statements of operations. The change in fair value of the contingent earn-out liability was $(36.0) thousand and $(2.3) million for the three months ended March 31, 2026 and 2025, respectively.
Assets and liabilities that are measured at fair value on a non-recurring basis include indefinite-lived intangible assets, long-lived assets, definite-lived intangible assets and goodwill. During the year ended December 31, 2025, the Company recorded impairment charges of $370.0 million for indefinite-lived intangible assets, $3.6 million for the definite-lived intangible assets associated with Official, $4.2 million for the definite-lived intangible assets associated with trademarks, $656.2 million for goodwill and $5.0 million for intangible assets associated with Fruitz asset held for sale. The Company determined the fair value of indefinite-lived intangible assets, long-lived assets, definite-lived intangible asset and its reporting unit for goodwill impairment using unobservable inputs (Level 3), except for impairment associated with Fruitz asset held for sale in the 2025 period, for which the fair value was determined using exit price (Level 2). See Note 2 Summary of Selected Significant Accounting Policies and Note 4, Goodwill and Intangible Assets, Net for additional information.

Note 8 - Debt
Total debt as of March 31, 2026, presented below (in thousands), reflects amounts outstanding under the 2020 Credit Agreement (as defined below). The current portion includes the amount of the debt not refinanced and repaid in cash, as well as scheduled maturities within one year of the balance sheet date in connection with the term loan provided for by the 2026 Credit Agreement, as discussed below within Note 14, Subsequent Events.

	March 31, 2026	December 31, 2025
Term Loan due January 29, 2027	$589,125	$590,563
Less: unamortized debt issuance costs	1,635	2,098
Less: current portion of debt, net	158,656	5,750
Total long-term debt, net	$428,834	$582,715
Credit Agreement
As of March 31, 2026, the Company and certain of its wholly owned subsidiaries, including Buzz Finco LLC (the “Borrower”) were party to a credit agreement (as amended, the “2020 Credit Agreement”), pursuant to which the Company borrowed $575.0 million through a seven-year term loan (“Original Term Loan”) and $275.0 million through a seven-year incremental term loan (the “Incremental Term Loan,” and collectively with the Original Term Loan, the “Term Loans”). In addition, the 2020 Credit Agreement provided for a $50.0 million senior secured revolving credit facility maturing on June 17, 2026 (the “2020 Revolving Credit Facility”) with $25.0 million available through letters of credit. The forward-looking term rate was based on the Term Secured Overnight Financing Rate (“Term SOFR”), plus a credit spread adjustment of 0.10% with respect to the Term Loans and 0.00% with respect to loans under the 2020 Revolving Credit Facility (Term SOFR plus such credit spread adjustment, “Adjusted Term SOFR”).

Based on the calculation of the applicable consolidated first lien net leverage ratio, the applicable margin for borrowings under the 2020 Revolving Credit Facility was between 1.00% to 1.50% with respect to base rate borrowings and between 2.00% and 2.50% with respect to Adjusted Term SOFR borrowings. The applicable commitment fee under the 2020 Revolving Credit Facility was between 0.375% and 0.500% per annum based upon the consolidated first lien net leverage ratio. The Borrower was also obligated to pay customary letter of credit fees and an annual administrative agency fee.

The interest rates in effect for the Original Term Loan and the Incremental Term Loan as of March 31, 2026 were 6.52% and 7.02%, respectively. Interest expense, including the amortization of debt issuance costs, was $10.3 million and $11.7 million for the three months ended March 31, 2026 and 2025, respectively. The Original Term Loan amortized in equal quarterly installments in aggregate annual amounts equal to 1.00% of the principal amount of the Original Term Loan outstanding as of the date of the closing of the Original Term Loan, with the balance being payable at maturity on January 29, 2027. The Incremental Term Loan amortized in equal quarterly installments in aggregate annual amounts equal to 1.00% of the principal amount of the Incremental Term Loan outstanding as of the date of the closing of the Incremental Term Loan, with the balance being payable at maturity on January 29, 2027. Following the $200.0 million aggregate principal payment of outstanding indebtedness during the three months ended March 31, 2021, quarterly installment payments on the Incremental Term Loan were no longer required for the remaining term of the facility. Principal amounts outstanding under the 2020 Revolving Credit Facility, as amended, were due and payable in full at maturity on June 17, 2026. In August 2025, the Company made a $25.0 million voluntary principal payment on the Incremental Term Loan. As a result of this prepayment, the Company recognized a charge of $0.1 million to write off the related unamortized debt issuance costs. As of March 31, 2026, amounts available under the 2020 Revolving Credit Facility were $50.0 million. As of March 31, 2026, and at all times during the three months ended March 31, 2026, the Company was in compliance with the financial debt covenants.
As the loans were issued with a floating rate of interest, the Company believed that the fair value of the obligations approximated the principal amount of the loans as of March 31, 2026. The carrying value of the Term Loans included the outstanding principal amount, less unamortized debt issuance costs. Therefore, the Company assumed the carrying value of the debt, before any transaction costs, would approximate the fair value of the loan obligation based on Level 2 inputs since the term loans carry variable interest rates that were based on the SOFR.
The Term Loans and the 2020 Revolving Credit Facility under the 2020 Credit Agreement were terminated and replaced by the 2026 Credit Agreement and the 2026 Revolving Credit Facility in April 2026. See Note 14, Subsequent Events, for additional information.
Future maturities of long-term debt as of March 31, 2026, presented below (in thousands), reflect scheduled maturities under the 2026 Credit Agreement, giving effect to the April 2026 refinancing. The portion of the debt not refinanced was repaid in cash and is included in maturities in the remainder of 2026.

Remainder of 2026	$143,812
2027	65,313
2028	71,250
2029	71,250
2030 and thereafter	237,500
Total	$589,125
Note 9 - Earnings per Share
The following table sets forth a reconciliation of the numerators used to compute the Company's basic and diluted earnings per share (in thousands):

	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025
Numerator:
Net earnings	$52,622	$19,831
Net earnings attributable to noncontrolling interests	7,411	6,387
Net earnings attributable to Bumble Inc. shareholders	$45,211	$13,444

The following table sets forth the computation of the Company's basic and diluted earnings per share (in thousands, except share amounts, and per share amounts):

	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025
Basic earnings per share attributable to common stockholders
Numerator
Allocation of net earnings attributable to Bumble Inc. shareholders	$45,211	$13,444
Less: net earnings attributable to participating securities	—	1
Net earnings attributable to common stockholders	$45,211	$13,443
Denominator
Weighted average number of shares of Class A common stock outstanding	129,923,417	105,167,614
Basic earnings per share attributable to common stockholders	$0.35	$0.13

Diluted earnings per share attributable to common stockholders
Numerator
Allocation of net earnings attributable to Bumble Inc. shareholders	$44,449	$13,335
Less: net earnings attributable to participating securities	—	1
Net earnings attributable to common stockholders	$44,449	$13,334
Denominator
Number of shares used in basic computation	129,923,417	105,167,614
Weighted average shares of Class A common stock outstanding used to calculate diluted earnings (loss) per share	129,923,417	105,167,614
Diluted earnings per share attributable to common stockholders	$0.34	$0.13

The following table sets forth potentially dilutive securities that were excluded from the diluted earnings per share computation because the effect would be anti-dilutive, or issuance of such shares is contingent upon the satisfaction of certain conditions which were not satisfied by the end of the periods:

	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025
Time-vesting awards:
Options	1,463,705	4,533,119
RSUs	14,575,010	12,311,532
Incentive units	—	71,913
Total time-vesting awards	16,038,715	16,916,564

Exit-vesting awards:
Options	—	58,062
RSUs	—	43,752
Incentive units	—	322,656
Total exit-vesting awards	—	424,470
Total	16,038,715	17,341,034

Note 10 - Stock-based Compensation
Total stock-based compensation expense was as follows:

(In thousands)	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025
Cost of revenue	$50	$154
Selling and marketing expense	889	(839)
General and administrative expense	6,218	(3,894)
Product development expense	3,661	8,717
Total stock-based compensation expense	$10,818	$4,138
During the three months ended March 31, 2026, stock-based compensation expense was higher compared to the same period in 2025, primarily due to higher forfeitures in the 2025 period. Negative amounts represent expense reversals associated with forfeitures that exceeded expenses recognized during the periods presented.
Incentive Units in Bumble Holdings
As of December 31, 2025, 11,978 time-vesting incentive units with a weighted-average participation threshold of $43.00 were unvested, all of which vested during the three months ended March 31, 2026. All exit-vesting incentive units were fully vested as of December 31, 2025.
Restricted Shares of Class A Common Stock in Bumble Inc.
All time-vesting and exit-vesting restricted shares of Class A common stock were fully vested as of December 31, 2025.
RSUs in Bumble Inc.
All exit-vesting restricted stock units (“RSUs”) were fully vested as of December 31, 2025. The following table summarizes information around time-vesting RSUs in the Company:

	Number of Awards	Weighted- Average Grant-Date Fair Value
Unvested as of December 31, 2025	15,568,163	$6.20
Granted	2,390,311	3.25
Vested	(1,450,467)	6.73
Forfeited	(1,932,997)	6.81
Unvested as of March 31, 2026	14,575,010	$5.55
During the three months ended March 31, 2026 and 2025, the total fair value of vested RSUs as of the respective vesting dates was $4.5 million and $8.5 million, respectively. As of March 31, 2026, total unrecognized compensation cost related to the time-vesting RSUs was $40.0 million, which is expected to be recognized over a weighted-average period of 2.0 years.

Options
As of December 31, 2025, 42,227 exit-vesting options with a weighted-average exercise price of $43.00 per share and a weighted-average grant date fair value of $22.21 per share were outstanding, all of which expired during the three months ended March 31, 2026.
The following table summarizes the Company’s option activity as it relates to time-vesting stock options:

	Number of Options	Weighted- Average Exercise Price Per Share	Weighted- Average Grant Date Fair Value Per Share	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2025	1,633,422	$19.81	$11.21
Forfeited	(17,378)	9.30	5.72
Expired	(152,339)	40.27	20.92
Outstanding as of March 31, 2026	1,463,705	17.81	10.28	7.3	$—
Exercisable as of March 31, 2026	872,766	$22.22	$12.48	6.7	$—
As of March 31, 2026, total unrecognized compensation cost related to the time-vesting options was $1.3 million, which is expected to be recognized over a weighted-average period of 2.1 years.
The weighted-average exercise price exceeded the market price as of March 31, 2026, and as such, resulted in the aggregate intrinsic value to be negative for all of the Company’s stock options (referred to as “out-of-the money”).
Note 11 - Related Party Transactions
In the ordinary course of operations, the Company enters into transactions with related parties, as discussed below (in thousands).

Related Party relationship	Type of Transaction	Financial Statement Line	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025
Other	Marketing costs	Selling and marketing expense	$44	$1,648
Other	Moderator costs	Cost of revenue	2,029	2,072
Shareholder	Consulting	General and administrative expense	104	—
Other	Advertising revenue	Revenue	711	279
Other	Tax receivable agreement liability remeasurement expense	Other income (expense), net	—	(857)
Tax receivable agreement liability remeasurement expense
Concurrent with the completion of the IPO, the Company entered into a Tax Receivable Agreement with pre-IPO owners including our Founder, our Sponsor, an affiliate of Accel Partners LP and management and other equity holders. In November 2025, the Tax Receivable Agreement was amended to provide for one-time settlement payments as consideration for the complete and full termination of the Company's payment obligations agreement. Prior to its amendment, adjustments to the tax receivable agreement liability were recognized as “Other income (expense), net” on the unaudited condensed consolidated statements of operations. See Note 5, Payable to Related Parties Pursuant to a Tax Receivable Agreement, within the annual consolidated financial statements in the Company's 2025 Form 10-K for additional information regarding the Tax Receivable Agreement.

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

Note 12 - Segment and Geographic Information
The Company operates as one operating segment with revenue primarily derived in the form of recurring subscriptions and in-app purchases. The Company’s CODM is the Chief Executive Officer. The CODM assesses performance of the operating segment and decides how to allocate resources based on revenue, operating earnings (loss), and net earnings (loss) presented on a consolidated basis. Furthermore, the CODM reviews and utilizes functional expenses (cost of revenue, sales and marketing, general and administrative, and product development) at the consolidated level to manage the Company's operations. There are no segment managers who are held accountable for operations and operating results below the consolidated level. Accordingly, the Company reports as one segment and all required segment financial information can be found in the unaudited condensed consolidated statements of operations.
Revenue by major geographic region is based upon the location of the customers who receive the Company's services. The information below summarizes revenue by geographic area, based on customer location (in thousands):

	Three Months Ended March 31, 2026		Three Months Ended March 31, 2025
United States	$89,195	42%	$115,191	47%
Rest of the world	123,188	58%	131,910	53%
Total	$212,383	100%	$247,101	100%
The United States is the only country with revenues of 10% or more of the Company's total revenue for the three months ended March 31, 2026 and 2025.
As the Company operates its business under one segment, there is no difference between its segment assets and the total consolidated assets. The information below summarizes property and equipment, net by geographic area (in thousands):

	March 31, 2026	December 31, 2025
United Kingdom	$1,893	$2,172
United States	1,978	2,268
Czech Republic	1,420	1,915
Rest of the world	499	541
Total	$5,790	$6,896
United Kingdom, United States and Czech Republic are the only countries with property and equipment of 10% or more of the Company’s total property and equipment, net.
Note 13 - Commitments and Contingencies
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

Legal expenses are included in “General and administrative expense” in the accompanying unaudited condensed consolidated statements of operations. As of March 31, 2026 and December 31, 2025, the Company determined that no provisions were required, reflecting its assessment that any potential obligations related to its litigation matters were not probable or reasonably estimable at those dates. During the three months ended March 31, 2026, the Company did not make any payments to settle litigation matters.
Purchase Commitments
On December 12, 2025, the Company amended an agreement with one of its third-party service providers related to cloud services. Under the amended terms, the Company is committed to pay a minimum of $56.0 million over five consecutive years beginning in December 2025. If the Company fails to meet a minimum annual commitment in any period or upon early termination as defined in the agreement, the Company will be required to pay any unsatisfied minimum commitment amounts, subject to certain rollover provisions. As of March 31, 2026, the minimum commitment remaining with this third-party was $52.8 million. In addition, the Company has an agreement with another third-party service provider related to cloud services, under which the Company is committed to pay a total of $12.4 million over a period of 36 months beginning October 2024. At the end of the 36 months or upon early termination as defined in the agreement, any unused consumption capacity will expire unless a renewal agreement is executed. As of March 31, 2026, the total commitment fee remaining with this third-party was $3.8 million.
Note 14 - Subsequent Events

On April 24, 2026, certain subsidiaries of the Company entered into the 2026 Credit Agreement providing for a $475.0 million senior secured term loan facility. The proceeds from the 2026 Credit Agreement, together with cash on hand, were used to repay in full and terminate the Company’s outstanding indebtedness under the existing 2020 Credit Agreement. The term loan bears interest at a rate equal to Term SOFR plus 8.0% or a base rate plus 7.0% and matures on April 24, 2030. The loan amortizes in equal monthly installments, with annual amortization of 12.5% in year one and 15.0% thereafter and is subject to customary mandatory prepayments, including from excess cash flow and certain asset sale proceeds. The obligations are secured by substantially all of the Company’s assets. The agreement contains customary affirmative and negative covenants, including limitations on additional indebtedness, liens, restricted payments and investments, and includes financial maintenance covenants, including a maximum consolidated total leverage ratio of 3.00 to 1.00 with incremental step downs over time to reach 2.00 to 1.00 on June 30, 2028, and a minimum liquidity requirement of $25.0 million, increasing to $50.0 million after the five month anniversary of the closing date of the 2026 Credit Agreement.

In addition, on April 24, 2026, certain subsidiaries of the Company entered into a senior priority revolving credit agreement providing for a $50.0 million senior secured revolving credit facility maturing on January 23, 2030. The 2026 Revolving Credit Facility replaced the Company’s existing 2020 Revolving Credit Facility originally set to mature in June 2026 and is available for general corporate purposes and working capital.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
You should read the following discussion and analysis of the financial condition and results of operations of Bumble Inc. in conjunction with our unaudited condensed consolidated financial statements and related notes included elsewhere in Part I, “Item 1 – Financial Statements (Unaudited).” This discussion contains forward-looking statements that involve risks and uncertainties about our business and operations. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include, without limitation, those discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and those identified under “Special Note Regarding Forward-Looking Statements” herein and Part I, “Item 1A—Risk Factors" in our 2025 Form 10-K.
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
Year-to-Date ended March 31, 2026 Consolidated Results
For the three months ended March 31, 2026 and 2025, we generated:
•Total revenue of $212.4 million and $247.1 million, respectively;
•Bumble App Revenue of $172.7 million and $201.8 million, respectively;
•Badoo App and Other Revenue of $39.7 million and $45.3 million, respectively;
•Net earnings of $52.6 million and $19.8 million, respectively, representing net earnings margin of 24.8% and 8.0% respectively; and
•Adjusted EBITDA of $82.6 million and $64.4 million, respectively, representing Adjusted EBITDA margin of 38.9% and 26.1%, respectively;
•Net cash provided by operating activities of $77.2 million and $43.2 million, respectively, and operating cash flow conversion of 146.8% and 218.1%, respectively; and
•Free cash flow of $73.8 million and $40.8 million, respectively, representing free cash flow conversion of 89.4% and 63.4%, respectively.
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

The following metrics were calculated excluding paying users of and revenue generated from Official, advertising and partnerships or affiliates. The Bumble For Friends app was relaunched as BFF in the United States in September 2025. The Company has not sought to generate revenue from the BFF app and therefore it is excluded from our key operating metrics as of March 31, 2026..

(In thousands, except ARPPU)	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025
Bumble App Paying Users	2,082.0	2,708.4
Badoo App and Other Paying Users	1,084.3	1,306.3
Total Paying Users	3,166.3	4,014.7
Bumble App Average Revenue per Paying User	$27.65	$24.84
Badoo App and Other Average Revenue per Paying User	$11.26	$10.72
Total Average Revenue per Paying User	$22.04	$20.24

(In thousands, except per share data and percentages)	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025
Condensed Consolidated Statements of Operations Data:
Revenue	212,383	247,101
Net earnings	52,622	19,831
Net earnings attributable to Bumble Inc. shareholders	45,211	13,444
Net earnings (loss) per share attributable to Bumble Inc. shareholders
Basic earnings (loss) per share	$0.35	$0.13
Diluted earnings (loss) per share	$0.34	$0.13

(In thousands)	March 31, 2026	December 31, 2025
Condensed Consolidated Balance Sheets Data:
Total assets	$1,472,905	$1,425,078
Cash and cash equivalents	245,589	175,760
Long-term debt, net including current maturities	587,490	588,465
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
Growth Strategy
As previously disclosed, we have implemented a business strategy and transformation plan intended to deliver durable member value and drive long-term sustainable revenue. As part of this strategy, we have focused on fostering a vibrant and healthy membership base and improving the member experience through product innovation, including modernizing our technology and increased use of artificial intelligence in our products and in the optimization of our operations. To align with these priorities, we have (a) strategically shifted away from paid member acquisition in favor of brand and organic investment and (b) limited performance marketing to targeted usage aimed at acquiring quality members who we believe will be additive to the health of our membership base. As we transition from the completion of the quality reset to our membership base, our primary focus has shifted to improving the member experience through product innovation. As we address these areas of focus, our revenue and paying users have been, and may continue to be, negatively impacted in the short term. Furthermore, if we do not successfully implement this strategy, our business, financial condition and results of operations could be materially adversely affected.

See also “If we fail to retain existing members or add new members, or if our members decrease their level of engagement with our products or do not convert to paying users, our revenue, financial results and business may be significantly harmed” and “We are subject to certain risks as a mission-based company” in Part I, “Item 1A—Risk Factors—Risks Related to Our Brands, Products and Operations” of our 2025 Form 10-K.
Macroeconomic Conditions
Macroeconomic conditions, including the conflicts in Eastern Europe and the Middle East, slower growth or economic recession, changes to fiscal, monetary, and trade policy, including the introduction of higher tariffs by the U.S. government, inflationary pressures that may affect consumer spending, and fluctuations in foreign currency exchange rates, have impacted and may continue to impact our results of operations, as well as our members who face greater pressure on disposable income. We continuously monitor the direct and indirect impacts of these circumstances on our business and financial results.
For additional information, see Part I, “We are exposed to changes in the global macroeconomic environment beyond our control, which may adversely affect consumer discretionary spending, demand for our products and services, our expenses, and our ability to execute strategic plans” in “Item 1A—Risk Factors—General Risk Factors” of our 2025 Form 10-K.
Factors Affecting the Comparability of Our Results of Operations
As a result of a number of factors, our historical results of operations may not be comparable from period to period or going forward. Set forth below is a brief discussion of the key factors impacting the comparability of our results of operations.
Share Repurchase Program
We have a share repurchase program authorizing the repurchase of up to $450.0 million of our outstanding Class A common stock with repurchases under the program to be made on a discretionary basis from time to time, subject to general business and market conditions and other investment opportunities, through open market purchases or other means, including privately negotiated transactions. During the three months ended March 31, 2026, we did not repurchase any shares of Class A common stock. During the three months ended March 31, 2025, we repurchased 4.7 million shares of Class A common stock for $28.7 million, excluding excise tax obligations. As of March 31, 2026, a total of $50.1 million remains available for repurchase under the repurchase program.
For additional information, see Note 2, Summary of Selected Significant Accounting Policies —Share Repurchase Program, to our unaudited condensed consolidated financial statements included in Part I, “Item 1 – Financial Statements (Unaudited)” of this Quarterly Report on Form 10-Q.
Tax Receivable Agreement
Concurrent with the completion of the IPO, we entered into a Tax Receivable Agreement with pre-IPO owners including our Founder, our Sponsor, an affiliate of Accel Partners LP and management and other equity holders. In November 2025, the Tax Receivable Agreement was amended to provide for one-time settlement payments as consideration for the complete and full termination of the Company’s payment obligations under the agreement. Prior to its amendment, adjustments to the tax receivable agreement liability were recognized as “Other income (expense), net” on the unaudited condensed consolidated statements of operations.
See Note 5, Payable to Related Parties Pursuant to a Tax Receivable Agreement, within the annual consolidated financial statements included in Part II, “Item 8 – Financial Statements and Supplementary Data” of our 2025 Form 10-K for additional information regarding the Tax Receivable Agreement.

Impairment Charges
During the three months ended March 31, 2025, we recognized impairment charges of $3.6 million for the Official asset group due to the then-anticipated discontinuation of the Official app. There were no impairment charges recorded for the three months ended March 31, 2026.
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
For additional information, see Note 4, Goodwill and Intangible Assets, Net, to our unaudited condensed consolidated financial statements included in Part I, “Item 1 – Financial Statements (Unaudited)” of this Quarterly Report on Form 10-Q, as well as Note 2, Summary of Selected Significant Accounting Policies—Goodwill,—Indefinite-Lived Intangible Assets and —Long-Lived Assets and Definite-Lived Intangible Assets, Note 6, Sale of a Business, and Note 8, Goodwill and Intangible Assets, Net to our audited consolidated financial statements included in Part II, “Item 8 – Financial Statements and Supplementary Data” of our 2025 Form 10-K.
Restructuring
In June 2025, we announced our decision to reduce our global workforce (the “2025 Restructuring Plan”) by approximately 240 roles, representing approximately 30% of our employees, as we realign our operating structure to optimize execution on our strategic priorities. As a result, we expect to incur approximately $15.0 million of total non-recurring charges through the first half of 2026, consisting primarily of employee severance, benefits, and related charges for impacted employees.
In February 2025, we announced our decision to discontinue our operation of the Fruitz and Official apps. The Official app was discontinued during the second quarter of 2025 and Fruitz was sold to a third party in July 2025. We incurred $1.4 million of expenses through the third quarter of 2025, primarily related to employee severance, benefits and related charges for impacted employees.
For additional information, see Note 5, Restructuring , to our unaudited condensed consolidated financial statements included in Part I, “Item 1 – Financial Statements (Unaudited)” of this Quarterly Report on Form 10-Q.
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

Results of Operations
The following table sets forth our unaudited condensed consolidated statements of operations information for the periods presented:

(In thousands)	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025
Revenue	$212,383	$247,101
Operating costs and expenses:
Cost of revenue	54,824	73,353
Selling and marketing expense	26,960	59,734
General and administrative expense	30,762	21,644
Product development expense	30,171	34,504
Depreciation and amortization expense	4,412	9,585
Impairment loss	—	3,631
Total operating costs and expenses	147,129	202,451
Operating earnings	65,254	44,650
Interest expense, net	(7,959)	(12,049)
Other income (expense), net	6,741	(6,762)
Income before income taxes	64,036	25,839
Income tax provision	(11,414)	(6,008)
Net earnings	52,622	19,831
Net earnings attributable to noncontrolling interests	7,411	6,387
Net earnings attributable to Bumble Inc. shareholders	$45,211	$13,444
The following table sets forth our unaudited condensed consolidated statements of operations information as a percentage of revenue for the periods presented:

	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025
Revenue	100.0%	100.0%
Operating costs and expenses:
Cost of revenue	25.8%	29.7%
Selling and marketing expense	12.7%	24.2%
General and administrative expense	14.5%	8.8%
Product development expense	14.2%	14.0%
Depreciation and amortization expense	2.1%	3.9%
Impairment loss	0.0%	1.5%
Total operating costs and expenses	69.3%	81.9%
Operating earnings	30.7%	18.1%
Interest expense, net	(3.7%)	(4.9%)
Other income (expense), net	3.2%	(2.7%)
Income before income taxes	30.2%	10.5%
Income tax provision	(5.4%)	(2.4%)
Net earnings	24.8%	8.0%
Net earnings attributable to noncontrolling interests	3.5%	2.6%
Net earnings attributable to Bumble Inc. shareholders	21.3%	5.4%

The following table sets forth the stock-based compensation expense, included in operating costs and expenses:

(In thousands)	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025
Cost of revenue	$50	$154
Selling and marketing expense	889	(839)
General and administrative expense	6,218	(3,894)
Product development expense	3,661	8,717
Total stock-based compensation expense	$10,818	$4,138
During the three months ended March 31, 2026, stock-based compensation expense was higher compared to the same period in 2025, primarily due to higher forfeitures in the 2025 period. Negative amounts represent expense reversals associated with forfeitures that exceeded expenses recognized during the periods presented.
Comparison of the Three Months Ended March 31, 2026 and 2025
Revenue

	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025
Bumble App	$172,698	$201,822
Badoo App and Other	39,685	45,279
Total Revenue	$212,383	$247,101
Total Revenue was $212.4 million for the three months ended March 31, 2026, compared to $247.1 million for the same period in 2025. The decrease was primarily driven by a decline in Total Paying Users, partially offset by an increase in Total ARPPU and favorable fluctuations in foreign currency exchange rates.
Bumble App Revenue was $172.7 million for the three months ended March 31, 2026, compared to $201.8 million for the same period in 2025. This decrease was primarily driven by a 23.1% decline in Bumble App Paying Users to 2.1 million, partially offset by an 11.3% increase in Bumble App ARPPU to $27.65 and favorable fluctuations in foreign currency exchange rates.
Badoo App and Other Revenue was $39.7 million for the three months ended March 31, 2026, compared to $45.3 million for the same period in 2025. This decrease was primarily driven by a 17.0% decline in Badoo App and Other Paying Users to 1.1 million, partially offset by a 5.0% increase in Badoo App and Other ARPPU to $11.26 primarily due to favorable fluctuations in foreign currency exchange rates.
Cost of revenue

(In thousands, except percentages)	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025
Cost of revenue	$54,824	$73,353
Percentage of revenue	25.8%	29.7%
Cost of revenue for the three months ended March 31, 2026 decreased by $18.5 million, or 25.3%, compared to the same period in 2025. The decreases in cost of revenue for the three months ended March 31, 2026 were driven primarily by decreases in in-app purchase fees due to lower revenue.
As a percentage of revenue, cost of revenue decreased for the three months ended March 31, 2026 as compared to the same period in 2025, primarily due to the reduction in Apple fees as a result of opting into Apple’s European Union terms in the first quarter of 2025, as well as alternate payment methods offered to iPhone operating system members.

Selling and marketing expense

(In thousands, except percentages)	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025
Selling and marketing expense	$26,960	$59,734
Percentage of revenue	12.7%	24.2%
Selling and marketing expense for the three months ended March 31, 2026 decreased by $32.8 million, or 54.9%, compared to the same period in 2025. The change was primarily due to a $31.4 million decrease in marketing costs, reflecting our strategic shift away from paid member acquisition and performance marketing in favor of brand and organic investment since the second quarter of 2025, as well as a $1.4 million decrease in personnel costs driven by lower headcount in the first quarter of 2026 following the 2025 Restructuring Plan.
General and administrative expense

(In thousands, except percentages)	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025
General and administrative expense	$30,762	$21,644
Percentage of revenue	14.5%	8.8%
General and administrative expense for the three months ended March 31, 2026 increased by $9.1 million, or 42.1%, compared to the same period in 2025. The change was primarily due to a $10.1 million increase in stock-based compensation driven by forfeitures associated with the departure of officers in the first quarter of 2025 and a $2.2 million unfavorable fluctuation in fair value of the contingent earn-out liabilities, partially offset by a $1.7 million decrease in personnel costs driven by lower headcount in the first quarter of 2026 following the 2025 Restructuring Plan.
Product development expense

(In thousands, except percentages)	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025
Product development expense	$30,171	$34,504
Percentage of revenue	14.2%	14.0%
Product development expense in the three months ended March 31, 2026 decreased by $4.3 million, or 12.6%, compared to the same period in 2025. The change was primarily due to a $4.9 million decrease in stock-based compensation driven by a lower ongoing run rate associated with employee terminations in 2025.
Depreciation and amortization expense

(In thousands, except percentages)	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025
Depreciation and amortization expense	$4,412	$9,585
Percentage of revenue	2.1%	3.9%
Depreciation and amortization expense for the three months ended March 31, 2026 decreased by $5.2 million, or 54.0%, compared to the same periods in 2025. The decrease in depreciation and amortization expense for the three months ended March 31, 2026 was primarily driven by the full amortization of Bumble and Badoo's developed technology in February 2025.
Impairment loss

(In thousands, except percentages)	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025
Impairment loss	$—	$3,631
Percentage of revenue	0.0%	1.5%

During the three months ended March 31, 2025, we recognized impairment charges of $3.6 million for the Official asset group. There were no impairment charges recorded for the three months ended March 31, 2026.
For additional information, see Note 4, Goodwill and Intangible Assets, Net, to our unaudited condensed consolidated financial statements included in Part I, “Item 1 – Financial Statements (Unaudited)” of this Quarterly Report on Form 10-Q.
Interest expense, net

(In thousands, except percentages)	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025
Interest expense, net	$(7,959)	$(12,049)
Percentage of revenue	(3.7%)	(4.9%)
Interest expense, net for the three months ended March 31, 2026 decreased by $4.1 million, or 33.9%, compared to the same period in 2025, primarily driven by an increase in interest income on our interest rate swaps, a decrease in our interest expense due to lower outstanding debt under the 2020 Credit Agreement, and an increase in our interest income on from higher investments balances in money market funds.
Other income (expense), net

(In thousands, except percentages)	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025
Other income (expense), net	$6,741	$(6,762)
Percentage of revenue	3.2%	(2.7%)
Other income (expense), net for the three months ended March 31, 2026 was $6.7 million, compared to $(6.8) million for the same period in 2025. The change in other income (expense), net was primarily driven by foreign currency exchange.
Income tax provision

(In thousands, except percentages)	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025
Income tax provision	$(11,414)	$(6,008)
Effective tax rate	17.8%	23.3%
Income tax provision was $11.4 million for the three months ended March 31, 2026, compared to $6.0 million for the same period in 2025. The income tax provision increased year over year for three months ended March 31, 2026 primarily due to higher earnings and resulting increases in foreign taxes, including Pillar Two, and the recording of a valuation allowance against certain deferred tax assets.
Pillar Two Minimum Tax
On December 20, 2021, the Organization for Economic Cooperation and Development ("OECD") released the Pillar Two model rules providing a framework for implementing a 15% minimum tax, also referred to as the Global Anti-Base Erosion ("GloBE") rules, on earnings of multinational companies with consolidated annual revenue exceeding €750 million. Pillar Two legislation has been enacted in certain jurisdictions where we operate, including the UK and certain EU member states, and is effective for our financial year beginning January 1, 2024. We have performed an assessment of our exposure to Pillar Two income taxes, including our ability to qualify for transitional safe harbor relief under the GloBE rules. While we expect to qualify for transitional safe harbor relief in most jurisdictions in which we operate, there are a limited number of jurisdictions where the transitional safe harbor is not available, including for certain entities classified as “stateless” constituent entities under the Pillar Two model rules. Our income tax provision for both the three months ended March 31, 2026 and 2025, includes the effects of Pillar Two minimum taxes based on currently enacted legislation and guidance. We are monitoring the implementation of Pillar Two legislation (both proposed and enacted) by individual countries, including administrative guidance on the application of the GloBE rules, and will continue to evaluate the potential impact to our financial position. On January 5, 2026, the OECD released Administrative Guidance containing the Side-by-Side agreement (“SbS System”) as part of a broader package of Administrative Guidance on Pillar Two. The SbS System introduces two new Pillar Two safe harbors: (i) the Side-by-Side Safe Harbor (“SbS SH”) for MNE Groups headquartered in jurisdictions with both eligible domestic and worldwide tax systems; and (ii) the Ultimate Parent Entity Safe Harbor (“UPE SH”) for MNE Groups with a UPE located in a jurisdiction that has an eligible domestic tax system but not an eligible worldwide tax system. The Central Record for purposes of the Global Minimum Tax was updated on January 5, 2026 to reflect that the United States is an eligible jurisdiction for the SbS SH. We expect the SbS SH to have a significant future impact to the Company and our Pillar Two computations, however, given the absence of implementing legislation as of March 31, 2026, no impact has been recorded for the three months ended March 31, 2026. Accordingly, we are still evaluating the potential consequences of Pillar Two on our longer-term financial position.
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
The following table reconciles our non-GAAP financial measures to the most comparable GAAP financial measures for the periods presented:

(In thousands, except percentages)	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025
Net earnings	$52,622	$19,831
Add back:
Income tax provision	11,414	6,008
Interest and derivative (gains) losses, net(1)	7,959	12,049
Depreciation and amortization expense	4,412	9,585
Stock-based compensation expense	10,818	4,138
Employer costs related to stock-based compensation(2)	313	705
Litigation costs, net of insurance reimbursements(3)	4	1,287
Foreign exchange (gain) loss(4)	(6,702)	6,017
Restructuring costs(5)	1,636	1,210
Transaction and other costs(6)	199	1,313
Changes in fair value of contingent earn-out liability	(36)	(2,282)
Changes in fair value of investments in equity securities	(39)	51
Tax receivable agreement liability remeasurement expense(7)	—	857
Impairment loss(8)	—	3,631
Adjusted EBITDA	$82,600	$64,400
Net earnings margin	24.8%	8.0%
Adjusted EBITDA margin	38.9%	26.1%

Net cash provided by operating activities	$77,225	$43,245
Less:
Capital expenditures	(3,398)	(2,411)
Free cash flow	$73,827	$40,834
Operating cash flow conversion	146.8%	218.1%
Free cash flow conversion	89.4%	63.4%
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
(5)Represents costs associated with discontinuing the operations of the Fruitz and Official apps and the 2025 Restructuring Plan, such as severance, benefits and other related costs.
(6)Represents transaction and other costs primarily related to acquisitions and divestiture of business.

(7)Represents recognized adjustments to the tax receivable agreement liability prior to its amendment in November 2025.
(8)Represents impairment charges to the Official asset group in the first quarter of 2025.

Liquidity and Capital Resources
Overview
As of March 31, 2026, we had $245.6 million of cash and cash equivalents, an increase of $69.8 million from December 31, 2025. Our principal sources of liquidity are our cash and cash equivalents and cash generated from operations. Our primary uses of liquidity are operating expenses and capital expenditures, acquisition of businesses, funding of our debt obligations and any voluntary prepayments, partnership tax distributions, income tax payments and effectuating share repurchases as discussed below. Our obligations under the Tax Receivable Agreement were a primary use of liquidity in 2025, but such obligations were fully settled in November 2025. See Note 5, Payable to Related Parties Pursuant to a Tax Receivable Agreement, within the annual consolidated financial statements in the Company's 2025 Form 10-K for additional information regarding the Tax Receivable Agreement. Based on current conditions, we believe that we have sufficient financial resources to fund our activities and execute our business plans during the next twelve months.
In April 2026, certain subsidiaries of the Company entered into a $475.0 million senior secured term loan credit agreement (the “2026 Credit Agreement”) and a senior priority revolving credit agreement providing for a $50.0 million senior secured revolving credit facility (the “2026 Revolving Credit Facility”), which mature in April 2030. The proceeds from the 2026 Credit Agreement, together with cash on hand, were used to repay in full and terminate the Company’s existing indebtedness under the 2020 Credit Agreement (as defined below). The 2026 Revolving Credit Facility, which replaces the Company’s 2020 Revolving Credit Facility (as defined below), provides additional liquidity for general corporate purposes and working capital. The 2026 Credit Agreement bears interest at Term SOFR plus 8.0% or a base rate plus 7.0%. For additional information, see Note 1, Organization and Basis of Presentation, Note 8, Debt, and Note 14, Subsequent Events, to our unaudited condensed consolidated financial statements included in Part I, “Item 1 – Financial Statements (Unaudited)” of this Quarterly Report on Form 10-Q.
We have a share repurchase program authorizing the repurchase of up to $450.0 million of our outstanding Class A common stock with repurchases under the program to be made on a discretionary basis from time to time, subject to general business and market conditions and other investment opportunities, through open market purchases or other means, including privately negotiated transactions. There were no share repurchases during the three months ended March 31, 2026. During the three months ended March 31, 2025, we repurchased 4.7 million shares of Class A common stock for $28.7 million, excluding excise tax obligations. As of March 31, 2026, all treasury shares were retired, and a total of $50.1 million remained available for repurchase under the repurchase program.
In June 2025, we announced our decision to reduce our global workforce by approximately 240 roles, representing approximately 30% of our employees, as we realign our operating structure to optimize execution on our strategic priorities. As a result, we expect to incur approximately $15.0 million of total non-recurring charges through the first half of 2026, consisting primarily of employee severance, benefits, and related charges for impacted employees. In February 2025, we announced our decision to discontinue our operation of the Fruitz and Official apps. The Official app was discontinued during the second quarter of 2025 and Fruitz was sold to a third party in July 2025. We incurred $1.4 million of expenses through the third quarter of 2025, primarily related to employee severance, benefits and related charges for impacted employees. During the three months ended March 31, 2026 and 2025, we made cash payments of $0.8 million and $1.1 million, respectively, in connection with our restructuring activities.
Cash Flow Information
The following table summarizes our unaudited condensed consolidated cash flow information for the periods presented:

(In thousands)	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025
Net cash provided by (used in):
Operating activities	$77,225	$43,245
Investing activities	(3,398)	(2,411)
Financing activities	(3,580)	(42,466)

Operating activities
Net cash provided by operating activities was $77.2 million and $43.2 million, respectively, in the three months ended March 31, 2026 and 2025, which was driven by net earnings of $52.6 million and $19.8 million, non-cash adjustments of $10.8 million and $32.6 million, and changes in assets and liabilities of $13.8 million and $(9.2) million in the three months ended March 31, 2026 and 2025, respectively. Changes in assets and liabilities during the three months ended March 31, 2026 consisted primarily of: changes in accounts receivable of $18.3 million driven by timing of cash receipts, changes in accounts payable of $(7.5) million driven by a decrease in operating costs and expenses, and changes in accrued expense and other current liabilities of $9.3 million primarily driven by an increase in income tax payable. Changes in assets and liabilities during the three months ended March 31, 2025 consisted primarily of: changes in accrued expenses and other current liabilities of $(5.5) million, driven by bonus payouts, other personnel-related expenses, and tax receivable liability payments.
Investing activities
Net cash used in investing activities related to capital expenditures of $3.4 million and $2.4 million for the three months ended March 31, 2026 and 2025, respectively.
Financing activities
Net cash used in financing activities was $3.6 million and $42.5 million in the three months ended March 31, 2026 and 2025, respectively. During the three months ended March 31, 2025, we used $28.7 million for share repurchases of our Class A common stock and $8.9 million for tax receivable agreement payments. During the three months ended March 31, 2026 and 2025, we used $2.1 million and $3.4 million, respectively, for shares withheld to satisfy employee tax withholding requirements upon vesting of restricted stock units. During each of the three months ended March 31, 2026 and 2025, we used $1.4 million to repay a portion of the outstanding indebtedness under our Original Term Loan.
Indebtedness
Credit Agreement
As of March 31, 2026, we and certain of our wholly owned subsidiaries, including Buzz Finco L.L.C. (the “Borrower”) were party to a credit agreement (as amended, the “2020 Credit Agreement”), pursuant to which we borrowed $575.0 million through a seven-year term loan (“Original Term Loan”) and $275.0 million through a seven-year incremental term loan (the “Incremental Term Loan,” and collectively with the Original Term Loan, the “Term Loans”). In addition, the 2020 Credit Agreement provided for a $50.0 million senior secured revolving credit facility maturing on June 17, 2026 (the “2020 Revolving Credit Facility”) and up to $25.0 million through letters of credit. The forward-looking term rate was based on the Term Secured Overnight Financing Rate (“Term SOFR”), plus a credit spread adjustment of 0.10% with respect to the Term Loans and 0.00% with respect to loans under the 2020 Revolving Credit Facility (Term SOFR plus such credit spread adjustment, “Adjusted Term SOFR”).
Borrowings under the 2020 Credit Agreement bore interest at a rate equal to, at the Borrower’s option, either (i) Adjusted Term SOFR for the relevant interest period, adjusted for statutory reserve requirements (subject to a floor of 0.0% on the Original Term Loan and 0.50% on the Incremental Term Loan), plus an applicable margin or (ii) a base rate equal to the highest of (a) the rate of interest in effect as last quoted by the Wall Street Journal as the “Prime Rate” in the United States, (b) the federal funds effective rate plus 0.50% and (c) Adjusted Term SOFR, for an interest period of one month plus 1.00% (subject to a floor of 0.00% per annum), in each case, plus an applicable margin. The applicable margin for loans under the 2020 Revolving Credit Facility was subject to adjustment based upon the consolidated first lien net leverage ratio of the Borrower and its restricted subsidiaries and was subject to reduction after the consummation of our IPO.
In addition to paying interest on the outstanding principal under the 2020 Credit Agreement, the Borrower was required to pay a commitment fee of 0.50% per annum (which is subject to a decrease to 0.375% per annum based upon the consolidated first lien net leverage ratio of the Borrower and its restricted subsidiaries) to the lenders under the 2020 Revolving Credit Facility in respect of the unutilized commitments thereunder. The Borrower was also obligated to pay customary letter of credit fees and an annual administrative agency fee.

As of March 31, 2026, the outstanding balance under the Term Loans was $589.1 million. As of March 31, 2026, amounts available under the 2020 Revolving Credit Facility were $50.0 million. The Original Term Loan amortized in equal quarterly installments in aggregate annual amounts equal to 1.00% of the principal amount of the Original Term Loan outstanding as of the date of the closing of the Original Term Loan, with the balance being payable at maturity on January 29, 2027. The Incremental Term Loan amortized in equal quarterly installments in aggregate annual amounts equal to 1.00% of the principal amount of the Incremental Term Loan outstanding as of the date of the closing of the Incremental Term Loan, with the balance being payable at maturity on January 29, 2027. Following the $200.0 million aggregate principal payment of outstanding indebtedness during the three months ended March 31, 2021, quarterly installment payments on the Incremental Term Loan were no longer required for the remaining term of the facility. In August 2025, we made a $25.0 million voluntary principal payment on the Incremental Term Loan. Principal amounts outstanding under the 2020 Revolving Credit Facility, as amended, were due and payable in full at maturity on June 17, 2026.
The Term Loans and the 2020 Revolving Credit Facility under the 2020 Credit Agreement were terminated and replaced by the 2026 Credit Agreement and the 2026 Revolving Credit Facility in April 2026. For additional information, see Note 1, Organization and Basis of Presentation, Note 8, Debt, and Note 14, Subsequent Events, to our unaudited condensed consolidated financial statements included in Part I, “Item 1 – Financial Statements (Unaudited)” of this Quarterly Report on Form 10-Q.
Contractual Obligations and Contingencies
The following table summarizes our contractual obligations as of March 31, 2026:

	Payments due
(In thousands)	Total	Less than 1 year	More than 1 year
Long-term debt, including interest (1)	$589,125	$158,656	$430,469
Operating lease liabilities, including imputed interest	10,388	4,242	6,146
Other (2)	64,484	13,834	50,650
Total	$663,997	$176,732	$487,265
(1) The Term Loans under the 2020 Credit Agreement were terminated and replaced by the 2026 Credit Agreement in April 2026. For additional information, see Note 1, Organization and Basis of Presentation, Note 8, Debt, and Note 14, Subsequent Events, to our unaudited condensed consolidated financial statements included in Part I, “Item 1 – Financial Statements (Unaudited)” of this Quarterly Report on Form 10-Q.
(2) We have contractual obligations with various third parties. On December 12, 2025, we amended an agreement with one of our third party service providers related to cloud services. Under the amended terms, we are committed to pay minimum amounts to the third-party over five consecutive years beginning in December 2025 for a total amount of $56.0 million. If we fail to meet a minimum annual commitment in any period or upon early termination as defined in the agreement, we will be required to pay any unsatisfied minimum commitment amounts, subject to certain rollover provisions. As of March 31, 2026, our minimum commitment remaining with this third-party is $52.8 million. In addition, we have an agreement with another third party related to cloud services, under which we are committed to pay a total of $12.4 million over a period of 36 months beginning October 2024. At the end of the 36 months, or upon early termination, any unused consumption capacity will expire unless a renewal agreement is executed. As of March 31, 2026, our total commitment fee remaining with this third-party was $3.8 million. The remaining contractual obligation of $7.9 million as of March 31, 2026 relates to individually immaterial contractual obligations with various other third-party service providers.
Additionally, we have the following contractual obligations not reflected in the table set forth above:
In connection with the Sponsor Acquisition in January 2020, we entered into a contingent consideration arrangement, consisting of an earn-out payment to the former shareholders of Worldwide Vision Limited of up to $150.0 million. The timing and amount of such payments that we may be required to make is not reflected in the contractual obligations table set forth above as the payment to the former shareholders of Worldwide Vision Limited is dependent upon the achievement of a specified return on invested capital by our Sponsor. For additional information, see Note 7, Fair Value Measurements, to the unaudited condensed consolidated financial statements included in “Item 1 - Financial Statements (Unaudited).”
Critical Accounting Policies and Estimates
We have discussed the estimates and assumptions that we believe are critical because they involve a higher degree of judgment in their application and are based on information that is inherently uncertain in our 2025 Form 10-K for the year ended December 31, 2025. There have been no significant changes to these accounting policies and estimates for the three months ended March 31, 2026.

Related Party Transactions
For discussions of related party transactions, see Note 11, Related Party Transactions, to the condensed consolidated financial statements included in “Item 1 - Financial Statements (Unaudited).”
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Foreign Currency Exchange Risk
We conduct business in certain foreign markets, primarily in the United Kingdom and the European Union. For the three months ended March 31, 2026 and 2025, revenue outside of the United States accounted for 58% and 53% of consolidated revenue, respectively. Our primary exposure to foreign currency exchange risk is the underlying paying user’s functional currency other than the U.S. Dollar, primarily the British Pound and Euro. As foreign currency exchange rates change, translation of the statements of operations of our international businesses into U.S. dollars affects year-over-year comparability of operating results. The average Euro versus the U.S. Dollar exchange rate was 11.6% higher in the three months ended March 31, 2026 compared to the three months ended March 31, 2025, respectively. The average British Pound versus the U.S. Dollar exchange rate was 13.3% higher in the three months ended March 31, 2026 compared to the three months ended March 31, 2025, respectively.
Our continued international expansion increases our exposure to exchange rate fluctuations and as a result such fluctuations could have a significant impact on our future results of operations. We performed a sensitivity analysis as of March 31, 2026 and 2025. A hypothetical 10% change in British Pound and Euro, relative to the U.S. Dollar, would have changed revenue by $5.6 million and $6.0 million for the three months ended March 31, 2026 and 2025, respectively, with all other variables held constant. This accounts for 3% and 2% of total revenue for the three months ended March 31, 2026 and 2025, respectively.
Beginning in the third quarter of 2025, we entered into foreign currency forward contracts to manage the volatility of cash flows from revenues transactions denominated in foreign currencies, primarily in Euro. Changes in the fair value of these foreign currency contracts are recorded as a component of Accumulated Other Comprehensive Income until the forecasted transaction occurs, at which point the related gain and losses are reclassified into earnings, As of March 31, 2026, the notional value of our foreign exchange forward contracts in U.S. dollar equivalents was $22.3 million.
We performed a sensitivity analysis to determine the effects that market risk exposures may have on the fair values of our foreign currency contracts. To perform the sensitivity analysis, we assessed the risk of changes in fair values from the effect of hypothetical changes in foreign currency exchange rates. This analysis assumes a like movement by the foreign currencies in our hedge portfolio against the U.S. Dollar. As of March 31, 2026, a 10% appreciation in the value of the U.S. Dollar versus the Euro would result in a net increase in the fair value of our derivative by $2.2 million and a 10% decline in the value of the U.S. Dollar versus the Euro would result in a net decrease in the fair value of our derivatives by $2.2 million.
Interest Rate Risk
At March 31, 2026, we had outstanding debt with a carrying value of $587.5 million. With consideration of the financial impact of our interest rate swaps, a hypothetical interest rate increase of 1% would have increased interest expense for the three months ended March 31, 2026 by $0.6 million, respectively, based upon the outstanding debt balances and interest rates in effect during that period.
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
For additional information, see Note 8, Debt, to the unaudited condensed consolidated financial statements included in “Item 1 - Financial Statements (Unaudited).”
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Bumble’s management conducted an evaluation, under the supervision and with the participation of its Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and our disclosure controls and procedures (as defined by Rule 14a-15(e) and 15d-15(e) of the Exchange Act) at March 31, 2026. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time period specified in the rules and forms of the SEC, and that such information is accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Based upon the evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective at March 31, 2026.

Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings.
See Note 13, Commitments and Contingencies—Litigation, to our unaudited condensed consolidated financial statements included in Part I, “Item 1—Financial Statements (Unaudited)” of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.
Item 1A. Risk Factors.
For a discussion of our risk factors, see Part I, “Item 1A—Risk Factors” of our 2025 Form 10-K. Refer also to the other information set forth in this Quarterly Report on Form 10-Q, including in the “Special Note Regarding Forward-Looking Statements,” and in Part I, “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Item 1—Financial Statements (Unaudited).” Other than the risk factors set forth below, there have been no material changes to the risk factors disclosed in our 2025 Form 10-K.
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
We have a substantial amount of debt, which requires significant interest and principal payments. As of March 31, 2026, we had $589.1 million of indebtedness outstanding. This indebtedness was subsequently refinanced on April 24, 2026 upon our entry into a term loan credit agreement (the “2026 Credit Agreement”) and senior priority revolving credit agreement (the “2026 Revolving Credit Facility” and together with the 2026 Credit Agreement, the “New Credit Agreements”) in an aggregate principal amount of $475.0 million of funded indebtedness and cash on hand. Subject to the limits contained in the New Credit Agreements that governs our credit facilities, we may be able to incur substantial additional debt from time to time to finance working capital, capital expenditures, investments or acquisitions, or for other purposes. If we do so, the risks related to our high level of debt could increase. Specifically, our high level of debt could have important consequences, including the following:
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
•our ability to capitalize on business opportunities and to react to competitive pressures, as compared to our competitors, may be compromised due to our high level of debt and the restrictive covenants in the New Credit Agreements that governs our credit facilities;
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
The Company’s outstanding term loans under the New Credit Agreement are in an aggregate principal amount of $475.0 million and mature on April 24, 2030. Our ability to make scheduled payments on and to refinance our indebtedness depends on and is subject to our financial and operating performance, which in turn is affected by general and regional economic, financial, competitive, business and other factors and reimbursement actions of governmental and commercial payers, all of which are beyond our control, including the availability of financing in the international banking and capital markets. We cannot assure you that our business will generate sufficient cash flow from operations or that future borrowings will be available to us in an amount sufficient to enable us to service our debt, to refinance or pay off our debt or to fund our other liquidity needs. Any refinancing or restructuring of our indebtedness could be at higher interest rates, could include premiums or penalties in connection with the payoff of the current indebtedness and may require us to comply with more onerous covenants that could further restrict our business operations. Moreover, in the event of a default, the holders of our indebtedness could elect to declare such indebtedness to be due and payable and/or elect to exercise other rights, such as the lenders party to our 2026 Revolving Credit Facility terminating their commitments thereunder and ceasing to make further loans or the lenders under our New Credit Agreements instituting foreclosure proceedings against their collateral, any of which could materially adversely affect our results of operations and financial condition.
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
The New Credit Agreements impose significant operating and financial restrictions on us. These restrictions will limit our ability and/or the ability of our subsidiaries to, among other things: incur or guarantee additional debt or issue disqualified stock or preferred stock; pay dividends and make other distributions on, or redeem or repurchase, capital stock; make certain investments; incur certain liens; enter into transactions with affiliates; and merge or consolidate.
Furthermore, the New Credit Agreements have financial covenants that require certain of our subsidiaries to maintain (i) compliance with a consolidated total leverage ratio of no greater than 3.00:1.00, stepping down to 2.75:1.00 on December 31, 2026, 2.50:1.00 on June 30, 2027, 2.25:1.00 on December 31, 2027 and 2.00:1.00 on June 30, 2028, which is tested beginning with the last day of the first full fiscal quarter ending after the closing date of the New Credit Agreements and the last day of each fiscal quarter ending thereafter during the term of the New Credit Agreements and (ii) minimum liquidity of $25.0 million from the closing date of the New Credit Agreements until the five month anniversary of the closing date of the New Credit Agreements and $50.0 million thereafter. As a result of these restrictions, we are limited as to how we conduct our business and we may be unable to raise additional debt or equity financing to compete effectively or to take advantage of new business opportunities. The terms of any future indebtedness we may incur could include similar or more restrictive covenants. We cannot assure you that we will be able to maintain compliance with these covenants in the future and, if we fail to do so, that we will be able to obtain waivers from the lenders and/or amend the covenants. Our failure to comply with the restrictive or financial covenants described above as well as the terms of any future indebtedness could result in an event of default, which, if not cured or waived, could result in us being required to repay these borrowings before their due date. If we are forced to refinance these borrowings on less favorable terms or are unable to refinance these borrowings, our results of operations and financial condition could be materially adversely affected.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities
We have a share repurchase program authorizing the repurchase of up to $450.0 million of our outstanding Class A common stock with repurchases under the program to be made on a discretionary basis from time to time, subject to general business and market conditions and other investment opportunities, through open market purchases or other means, including privately negotiated transactions. During the first quarter of 2026, we did not purchase any shares under the program, which had remaining authorization of $50.1 million as of March 31, 2026.
Item 5. Other Information
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

3.1	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on February 16, 2021).
3.2	Amended and Restated Bylaws of the Registrant, effective as of March 16, 2026 (incorporated by reference to Exhibit 3.2 to the Registrant's Annual Report on Form 10-K filed on March 16, 2026)
10.1*
Term Loan Credit Agreement, dated as of April 24, 2026, by and among the lenders party thereto, Guggenheim Credit Services, LLC, as administrative agent, Alter Domus (US) LLC, as collateral agent, Buzz BidCo, L.L.C., Buzz Finco L.L.C. and certain subsidiaries of Buzz Finco L.L.C, as guarantors

10.2*
Senior Priority Revolving Credit Agreement, dated as of April 24, 2026, by and among Buzz BidCo, L.L.C., Buzz Finco L.L.C., the guarantors party thereto, the lenders party thereto, the letter of credit issuers and swing line lenders party thereto, Citibank, N.A, as administrative agent and Alter Domus (US) LLC, as collateral agent

10.3*	First Amendment to Employment Agreement, dated May 1, 2026, by and between Bumble Trading LLC and Kevin Cook†
10.4*	First Amendment to Employment Agreement, dated May 1, 2026, by and between Bumble Trading LLC and Deirdre Runnette†
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
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

BUMBLE INC.

Date: May 6, 2026	By:	/s/ Whitney Wolfe Herd
Whitney Wolfe Herd
Chief Executive Officer

Date: May 6, 2026	By:	/s/ Kevin D. Cook
Kevin D. Cook
Chief Financial Officer