Form 10-Q
period 2026-06-30
Bumble Inc.
filed 2026-08-06
CIK 1830043

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_______________________
FORM 10-Q
_______________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 31, 2026, Bumble Inc. had 131,968,314 shares of Class A common stock, par value $0.01 per share, outstanding and 17 shares of Class B common stock, par value $0.01 per share, outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q, or this Quarterly Report, contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements reflect the current views of management of Bumble Inc. with respect to, among other things, its operations, its financial performance, its industry and its business, including without limitation statements related to its strategic plans and initiatives (including its marketing approach, innovation and operationalization of AI across product, technology and its other investments). Forward-looking statements include all statements that are not historical facts. In some cases, you can identify these forward-looking statements by the use of words such as “outlook,” “believe(s),” “expect(s),” “potential,” “continue(s),” “may,” “will,” “should,” “could,” “would,” “seek(s),” “predict(s),” “intend(s),” “trends,” “plan(s),” “estimate(s),” “anticipate(s),” “projection,” “will likely result” and or the negative version of these words or other comparable words of a future or forward-looking nature. Such forward-looking statements are subject to various risks and uncertainties. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements. These factors include, but are not limited to, the following:
•our ability to retain existing members or attract new members and to convert members to paying users (including as a result of shifts in strategy)
•competition and changes in the competitive landscape of our market
•our ability to distribute our dating products through third parties, such as Apple App Store or Google Play Store, and offset related fees
•our ability to attract, hire and retain a highly qualified and diverse workforce, or maintain our corporate culture, including as such factors may be impacted by our global workforce reductions and efforts to restructure our operations
•our ability to maintain the value and reputation of our brands
•risks relating to changes to our existing brands and products, or the introduction or acquisition of new brands or products
•risks relating to certain of our international operations, including geopolitical conditions and successful expansion into new markets
•the impact of data security breaches or cyber attacks on our systems and the costs of remediation related to any such incidents
•challenges with properly managing the use of artificial intelligence, including risks from utilizing AI technology licensed from third parties
•our ability to obtain, maintain, protect and enforce intellectual property rights and successfully defend against claims of infringement, misappropriation or other violations of third-party intellectual property
•our ability to comply with complex and evolving U.S. and international laws and regulations relating to our business, including data privacy laws
•our substantial indebtedness
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
Certain Definitions
As used in this Quarterly Report, unless otherwise noted or the context requires otherwise, the following terms have the following meanings. Our key metrics (Bumble App Paying Users, Badoo App and Other Paying Users, Total Paying Users, Bumble App Average Revenue per Paying User, Badoo App and Other Average Revenue per Paying User, and Total Average Revenue per Paying User) were calculated excluding paying users of and revenue generated from Official, advertising and partnerships or affiliates. The Bumble For Friends app was relaunched as BFF in the United States in September 2025. The Company has not sought to generate revenue from the BFF app and therefore it is excluded from our key operating metrics as of June 30, 2026.
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
•“Total Paying Users” is the sum of Bumble App Paying Users and Badoo App and Other Paying Users.
•“Total Revenue” is the sum of Bumble App Revenue and Badoo App and Other Revenue.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited).
Bumble Inc.
Condensed Consolidated Balance Sheets
(In thousands, except share and per share information)
(Unaudited)

	June 30, 2026	December 31, 2025
ASSETS
Cash and cash equivalents	$153,958	$175,760
Accounts receivable (net of allowance of $54 and $86, respectively)	73,338	83,062
Other current assets	50,096	46,449
Total current assets	277,392	305,271
Right-of-use assets	8,364	10,198
Property and equipment (net of accumulated depreciation of $25,457 and $22,706, respectively)	4,612	6,896
Goodwill	603,459	732,715
Intangible assets, net	311,673	351,454
Deferred tax assets, net	7,805	11,429
Other noncurrent assets	6,922	7,115
Total assets	$1,220,227	$1,425,078
LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$2,464	$9,231
Deferred revenue	35,245	36,790
Accrued expenses and other current liabilities	80,848	86,226
Current portion of long-term debt, net	52,176	5,750
Total current liabilities	170,733	137,997
Long-term debt, net	398,865	582,715
Deferred tax liabilities, net	408	318
Other long-term liabilities	33,605	22,939
Total liabilities	603,611	743,969
Commitments and contingencies (Note 13)
Shareholders’ equity:
Class A common stock (par value $0.01 per share, 6,000,000,000 shares authorized; 131,861,482 shares issued and outstanding as of June 30, 2026; 129,613,455 shares issued and outstanding as of December 31, 2025)	1,320	1,297
Class B common stock (par value $0.01 per share, 1,000,000 shares authorized; 17 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively)	—	—
Preferred stock (par value $0.01; authorized 600,000,000 shares; no shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively)	—	—
Additional paid-in capital	1,818,716	1,803,905
Accumulated deficit	(1,459,076)	(1,394,230)
Accumulated other comprehensive income	155,098	159,021
Total Bumble Inc. shareholders’ equity	516,058	569,993
Noncontrolling interests	100,558	111,116
Total shareholders’ equity	616,616	681,109
Total liabilities and shareholders’ equity	$1,220,227	$1,425,078
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Bumble Inc.
Condensed Consolidated Statements of Operations
(In thousands, except per share information)
(Unaudited)

	Three Months Ended June 30, 2026	Three Months Ended June 30, 2025	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025
Revenue	$210,526	$248,229	$422,909	$495,330
Operating costs and expenses:
Cost of revenue	53,996	74,338	108,820	147,691
Selling and marketing expense	29,214	32,092	56,174	91,826
General and administrative expense	30,650	36,146	61,412	57,790
Product development expense	35,522	32,510	65,693	67,014
Depreciation and amortization expense	3,897	6,631	8,309	16,216
Impairment charge	169,256	404,855	169,256	408,486
Total operating costs and expenses	322,535	586,572	469,664	789,023
Operating loss	(112,009)	(338,343)	(46,755)	(293,693)
Interest expense, net	(13,861)	(10,259)	(21,820)	(22,308)
Other income (expense), net	(4,465)	(11,912)	2,276	(18,674)
Loss before income taxes	(130,335)	(360,514)	(66,299)	(334,675)
Income tax (provision) benefit	2,442	(6,469)	(8,972)	(12,477)
Net loss	(127,893)	(366,983)	(75,271)	(347,152)
Net loss attributable to noncontrolling interests	(17,836)	(113,239)	(10,425)	(106,852)
Net loss attributable to Bumble Inc. shareholders	$(110,057)	$(253,744)	$(64,846)	$(240,300)
Net loss per share attributable to Bumble Inc. shareholders
Basic loss per share	$(0.84)	$(2.45)	$(0.50)	$(2.31)
Diluted loss per share	$(0.84)	$(2.45)	$(0.50)	$(2.31)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Bumble Inc.
Condensed Consolidated Statements of Comprehensive Operations
(In thousands)
(Unaudited)

	Three Months Ended June 30, 2026	Three Months Ended June 30, 2025	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025
Net loss	$(127,893)	$(366,983)	$(75,271)	$(347,152)
Other comprehensive income (loss), net of tax:
Change in fair value of cash flow hedges	(274)	—	199	—
Change in foreign currency translation adjustment	2,710	18,794	(5,200)	30,180
Total other comprehensive income (loss), net of tax	2,436	18,794	(5,001)	30,180
Comprehensive loss	(125,457)	(348,189)	(80,272)	(316,972)
Comprehensive loss attributable to noncontrolling interests	(17,498)	(107,455)	(11,129)	(97,546)
Comprehensive loss attributable to Bumble Inc. shareholders	$(107,959)	$(240,734)	$(69,143)	$(219,426)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Bumble Inc.
Condensed Consolidated Statements of Changes in Equity
Three Months Ended June 30, 2026
(In thousands, except per share amounts)
(Unaudited)

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Bumble Inc. Shareholders' Equity	Noncontrolling Interests	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balance as of March 31, 2026	130,389,737	$1,305	17	$—	$1,812,051	$(1,349,019)	$152,760	$617,097	$118,148	$735,245
Net loss	—	—	—	—	—	(110,057)	—	(110,057)	(17,836)	(127,893)
Change in ownership interest in subsidiary	—	—	—	—	(240)	—	240	—	—	—
Stock-based compensation expense	—	—	—	—	8,296	—	—	8,296	1,337	9,633
Restricted stock units issued, net of shares withheld for taxes	1,471,745	15	—	—	(1,385)	—	—	(1,370)	(1,428)	(2,798)
Partnership tax and other distributions	—	—	—	—	(6)	—	—	(6)	(1)	(7)
Other comprehensive income, net of tax	—	—	—	—	—	—	2,098	2,098	338	2,436
Balance as of June 30, 2026	131,861,482	$1,320	17	$—	$1,818,716	$(1,459,076)	$155,098	$516,058	$100,558	$616,616
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Bumble Inc.
Condensed Consolidated Statements of Changes in Equity
Three Months Ended June 30, 2025
(In thousands, except per share amounts)
(Unaudited)

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Bumble Inc. Shareholders' Equity	Noncontrolling Interests	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balance as of March 31, 2025	103,193,444	$1,032	20	$—	$1,381,083	$(687,648)	$120,047	$814,514	$539,727	$1,354,241
Net loss	—	—	—	—	—	(253,744)	—	(253,744)	(113,239)	(366,983)
Stock-based compensation expense	—	—	—	—	4,111	—	—	4,111	1,827	5,938
Impact of Tax Receivable Agreement due to exchanges of Common Units	—	—	—	—	(10)	—	—	(10)	—	(10)
Cancellation of restricted shares	(809)	—	—	—	(3)	—	—	(3)	3	—
Restricted stock units issued, net of shares withheld for taxes	759,210	8	—	—	769	—	—	777	(3,077)	(2,300)
Change in ownership interest in subsidiary	—	—	—	—	(272)	—	272	—	—	—
Partnership tax and other distributions	—	—	—	—	(1,044)	—	—	(1,044)	(4,143)	(5,187)
Other comprehensive income, net of tax	—	—	—	—	—	—	13,010	13,010	5,784	18,794
Balance as of June 30, 2025	103,951,845	$1,040	20	$—	$1,384,634	$(941,392)	$133,329	$577,611	$426,882	$1,004,493
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Bumble Inc.
Condensed Consolidated Statements of Changes in Equity
Six Months Ended June 30, 2026
(In thousands, except per share amounts)
(Unaudited)

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Bumble Inc. Shareholders' Equity	Noncontrolling Interests	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2025	129,613,455	$1,297	17	$—	$1,803,905	$(1,394,230)	$159,021	$569,993	$111,116	$681,109
Net loss	—	—	—	—	—	(64,846)	—	(64,846)	(10,425)	(75,271)
Changes in ownership interest in subsidiary	—	—	—	—	(374)	—	374	—	—	—
Stock-based compensation expense	—	—	—	—	17,830	—	—	17,830	2,891	20,721
Restricted stock units issued, net of shares withheld for taxes	2,248,027	23	—	—	(2,637)	—	—	(2,614)	(2,319)	(4,933)
Partnership tax and other distributions	—	—	—	—	(8)	—	—	(8)	(1)	(9)
Other comprehensive loss, net of tax	—	—	—	—	—	—	(4,297)	(4,297)	(704)	(5,001)
Balance as of June 30, 2026	131,861,482	$1,320	17	$—	$1,818,716	$(1,459,076)	$155,098	$516,058	$100,558	$616,616
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Bumble Inc.
Condensed Consolidated Statements of Changes in Equity
Six Months Ended June 30, 2025
(In thousands, except per share amounts)
(Unaudited)

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Deficit	Accumulated Other Comprehensive Income	Total Bumble Inc. Shareholders' Equity	Noncontrolling Interests	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount		Shares	Amount
Balance as of December 31, 2024	107,107,632	$1,071	20	$—	$1,453,483	—	$—	$(701,092)	$71,073	$824,535	$524,519	$1,349,054
Net loss	—	—	—	—	—	—	—	(240,300)	—	(240,300)	(106,852)	(347,152)
Changes in ownership interest in subsidiary					(41,382)				41,382	—	—	—
Stock-based compensation expense	—	—	—	—	7,060	—	—	—	—	7,060	3,148	10,208
Impact of Tax Receivable Agreement due to exchanges of Common Units	—	—	—	—	1,868	—	—	—	—	1,868	—	1,868
Cancellation of restricted shares	(809)	—	—	—	(3)	—	—	—	—	(3)	3	—
Restricted stock units issued, net of shares withheld for taxes	1,594,886	16	—	—	1,455	—	—	—	—	1,471	(7,021)	(5,550)
Purchase of common stock	—	—	—	—	(7,924)	4,749,864	(28,921)	—	—	(36,845)	7,924	(28,921)
Partnership tax and other distributions	—	—	—	—	(1,049)			—	—	(1,049)	(4,145)	(5,194)
Retirement of treasury stock	(4,749,864)	(47)			(28,874)	(4,749,864)	28,921			—
Other comprehensive income, net of tax	—	—	—	—	—	—	—	—	20,874	20,874	9,306	30,180
Balance as of June 30, 2025	103,951,845	$1,040	20	$—	$1,384,634	—	$—	$(941,392)	$133,329	$577,611	$426,882	$1,004,493
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Bumble Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025
Cash flows from operating activities:
Net loss	$(75,271)	$(347,152)
Adjustments to reconcile net loss to net cash provided by operating activities
Impairment charge	169,256	408,486
Depreciation and amortization expense	8,309	16,216
Changes in fair value of interest rate swaps	(674)	3,870
Amortization of debt discount and issuance costs	2,521	1,016
Loss on extinguishment of debt	1,485	—
Non-cash lease expense	1,909	1,624
Deferred income tax	3,567	1,884
Stock-based compensation expense	20,337	9,987
Net foreign exchange difference	(6,093)	25,635
Other, net	(56)	853
Changes in assets and liabilities:
Accounts receivable	11,128	(1,654)
Other current assets	2,241	(123)
Accounts payable	(6,772)	2,173
Deferred revenue	(1,545)	(1,971)
Lease liabilities	(2,217)	(1,911)
Accrued expenses and other current liabilities	2,291	(8,222)
Other, net	436	3,770
Net cash provided by operating activities	130,852	114,481
Cash flows from investing activities:
Capital expenditures	(5,935)	(5,920)
Net cash used in investing activities	(5,935)	(5,920)
Cash flows from financing activities:
Proceeds from term loan, net	456,000	—
Repayment of term loan	(590,563)	(2,875)
Payment of debt issuance costs	(7,019)	—
Distributions paid to noncontrolling interest holders	(9)	(5,194)
Share repurchases	—	(28,682)
Withholding tax paid on behalf of employees on stock-based awards	(4,939)	(5,736)
Payments on tax receivable agreement	—	(8,917)
Net cash used in financing activities	(146,530)	(51,404)
Effects of exchange rate changes on cash and cash equivalents	(295)	1,474
Net increase (decrease) in cash and cash equivalents and restricted cash	(21,908)	58,631
Cash and cash equivalents and restricted cash, beginning of the period	179,254	207,062
Cash and cash equivalents and restricted cash, end of the period	157,346	265,693
Less restricted cash	(3,388)	(3,642)
Less cash classified within current assets held for sale	—	(312)
Cash and cash equivalents, end of the period	$153,958	$261,739
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
Assuming the exchange of all outstanding Common Units for shares of Class A common stock on a one-for-one basis under the exchange agreement entered into by holders of Common Units, there would be 153,109,928 shares of Class A common stock outstanding (which does not reflect any shares of Class A common stock issuable in exchange for as-converted Incentive Units or upon settlement of certain other interests) as of June 30, 2026.
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

Note 2 - Summary of Selected Significant Accounting Policies
Included below are selected significant accounting policies including those that were added or modified during the six months ended June 30, 2026 as a result of new transactions entered into or the adoption of new accounting policies. See Note 2, Summary of Selected Significant Accounting Policies, within the annual consolidated financial statements in our 2025 Form 10-K for the full list of our significant accounting policies.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make certain judgments, estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses. The Company’s significant estimates relate to asset impairments, potential obligations associated with legal contingencies, the fair value of contingent consideration, stock-based compensation, tax receivable agreements, and income taxes.
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
As of June 30, 2026 and December 31, 2025, the Company has classified its cash held in Russia as restricted cash due to the sanctions imposed by the Russia-Ukraine Conflict, which is included in “Other noncurrent assets” within the accompanying unaudited condensed consolidated balance sheets.
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
As a result of the qualitative assessment, if the Company determines that it is more likely than not (i.e., greater than 50% likelihood) that the fair value of a reporting unit is less than its carrying amount, it will perform a quantitative test by estimating the fair value of the reporting unit. If the carrying value of a reporting unit exceeds its fair value, the Company records a goodwill impairment charge equal to the excess of the carrying value of the reporting unit over its fair value, not to exceed the carrying amount of goodwill.
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
See Note 4, Goodwill and Intangible Assets, Net, for additional information on goodwill impairment charges recorded in 2026 and 2025.

Indefinite-lived Intangible Assets
The Company tests intangible assets that are not amortized (i.e., indefinite-lived brands) for impairment at the asset level. Indefinite-lived intangible assets are tested for impairment annually as of October 1 or more frequently if certain circumstances indicate a possible impairment may exist. The Company performs a qualitative assessment to determine whether it is more likely than not that the fair value of the asset is less than its carrying value. If the Company determines that it is more likely than not that the intangible asset is impaired, it performs a quantitative assessment by comparing the fair value of the asset with its carrying amount. If the fair value, which is based on expected future cash flows, exceeds the carrying value, the asset is not considered impaired. If the carrying amount exceeds the fair value, an impairment charge would be recognized in an amount equal to the excess of the carrying amount of the asset over the fair value of the asset.
See Note 4, Goodwill and Intangible Assets, Net, for additional information on indefinite-lived intangible asset impairment charges recorded in 2026 and 2025.
Long-lived Assets and Definite-lived Intangible Assets
Held and used long-lived assets, which primarily consist of property and equipment and right-of-use assets, and definite-lived intangible assets, which primarily consist of developed technology and definite-lived brands, are reviewed for impairment whenever events or circumstances indicate that the carrying value of such assets or asset group may not be recoverable. An asset group is the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. The carrying value of such assets or asset groups is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset or asset group. If the carrying value is deemed not to be recoverable, an impairment charge is recorded equal to the amount by which the carrying value of the assets or asset group exceeds its fair value. The remaining estimated useful lives of long-lived assets and definite-lived intangible assets are routinely reviewed and, if the estimate is revised, the remaining unamortized balance is amortized or depreciated over the revised estimated useful life.
See Note 4, Goodwill and Intangible Assets, Net, for additional information on intangible and long-lived asset impairment charges recorded in 2026 and 2025.
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
The Company has a share repurchase program authorizing the repurchase of up to $450.0 million of its outstanding Class A common stock with repurchases under the program to be made on a discretionary basis from time to time, subject to general business and market conditions and other investment opportunities, through open market purchases or other means, including privately negotiated transactions. There were no share repurchases during the six months ended June 30, 2026. During the six months ended June 30, 2025, the Company repurchased 4.7 million shares of Class A common stock for $28.7 million, excluding excise tax obligations. As of June 30, 2026, all treasury shares were retired, and a total of $50.1 million remained available for repurchase under the repurchase program.
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

During the three and six months ended June 30, 2026 and 2025, there were no customers representing greater than 10% of total revenue.
For the periods presented, revenue across apps was as follows (in thousands):

	Three Months Ended June 30, 2026	Three Months Ended June 30, 2025	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025
Bumble App	$171,700	$201,380	$344,398	$403,202
Badoo App and Other	38,826	46,849	78,511	92,128
Total Revenue	$210,526	$248,229	$422,909	$495,330
Deferred Revenue
Deferred revenue consists of advance payments that are received or are contractually due in advance of the Company's performance. The Company’s deferred revenue is reported on a contract by contract basis at the end of each reporting period. The Company classifies deferred revenue as current when the term of the applicable subscription period or expected completion of the performance obligation is one year or less. The deferred revenue balance is $35.2 million and $36.8 million as of June 30, 2026 and December 31, 2025, respectively, all of which is classified as a current liability. During the three months ended June 30, 2026 and 2025, the Company recognized revenue of $3.9 million and $5.1 million, respectively, that was included in the deferred revenue balance at the beginning of each respective period. During the six months ended June 30, 2026 and 2025, the Company recognized revenue of $34.2 million and $40.1 million, respectively, that was included in the deferred revenue balance at the beginning of each respective period.
Foreign Currencies
The Company’s condensed consolidated financial statements are presented in U.S. dollars, which is the Company’s functional currency. The financial position and operating results of foreign entities whose primary economic environment is based on their local currency are consolidated using the local currency as the functional currency. These local currency assets and liabilities are translated into U.S. dollars at the rates of exchange as of the balance sheet date, and local currency revenue and expenses of these operations are translated at average rates of exchange during the period. Translation gains and losses are included in "Accumulated other comprehensive income" as a component of shareholders’ equity. Transaction gains and losses resulting from assets and liabilities denominated in a currency other than the functional currency are included in “Other income (expense), net” in the accompanying condensed consolidated statements of operations. During the three months ended June 30, 2026 and 2025, the Company recorded a foreign currency transaction gain (loss) of $(2.9) million and $(12.0) million, respectively. During the six months ended June 30, 2026 and 2025, the Company recorded a foreign currency transaction gain (loss) of $3.8 million and $(18.1) million, respectively.
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
For the three and six months ended June 30, 2026, the Company's effective tax rate was 1.9% and (13.5)%, respectively, which differs from the U.S. federal statutory tax rate of 21% primarily due to the geographical distribution of our earnings, inability to recognize tax benefits on losses in certain jurisdictions, nondeductible stock-based compensation, the impact of Pillar Two minimum taxes, and valuation allowance recorded against certain deferred tax assets.
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

Note 4 - Goodwill and Intangible Assets, Net
Goodwill
The changes in the carrying amount of goodwill for the period presented are as follows (in thousands):

	Gross Carrying Amount	Accumulated Impairment Charges	Net Carrying Amount
Balance as of December 31, 2025	$1,586,210	$(853,495)	$732,715
Impairment charge	—	(129,256)	(129,256)
Balance as of June 30, 2026	$1,586,210	$(982,751)	$603,459
The Company evaluates goodwill for impairment annually and whenever events or changes in circumstances indicate that the carrying value of a reporting unit may exceed its fair value. During 2026 and 2025, the Company identified impairment triggering events indicating that the fair value of its reporting unit was more likely than not less than its carrying value. In accordance with ASC 350, Intangibles – Goodwill and Other, the Company performed quantitative goodwill impairment tests. For each impairment test, the Company estimated the fair value of its reporting unit using a combination of the income approach, employing a discounted cash flow model, and the market approach, employing a guideline public company method. The income and market approaches were weighted 75% and 25%, respectively. Key assumptions used in the discounted cash flow analyses included projected revenues, EBITDA margins, terminal growth rates, income tax rates and discount rates. These assumptions are updated as of each measurement date to reflect conditions then existing and involve significant judgment. Refer to Note 7, Fair Value Measurements, for additional information.

2026 Impairment
During the three months ended June 30, 2026, the Company identified a triggering event related to a sustained decline in its stock price and the resulting decrease in its market capitalization. The Company performed a quantitative goodwill impairment test, applying a terminal growth rate of zero, an income tax rate of 25.0% and a discount rate of 30.0%, which reflects a weighted average cost of capital adjusted for a company-specific risk premium. As a result, the Company recognized a goodwill impairment charge of $129.3 million.
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
During the three months ended June 30, 2025, the Company identified a triggering event driven by a revision to its 2025 outlook reflecting a strategic shift to improve the health of its membership base. The Company performed a quantitative goodwill impairment test, applying a terminal growth rate of 2.0%, an income tax rate of 25.0%, and a discount rate of 14.0%. As a result, the Company recorded a goodwill impairment charge of $258.1 million.
Additionally, in connection with the classification of Fruitz as held for sale in June 2025, the Company allocated $1.8 million of goodwill to Fruitz and determined that the allocated goodwill was fully impaired as of June 30, 2025. Refer to Note 6, Sale of a Business, within the annual consolidated financial statements in our 2025 Form 10-K, for further information.
Intangible Assets, Net
A summary of the Company’s intangible assets, net is as follows (in thousands):

	June 30, 2026
	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment Charges	Net Carrying Amount	Weighted-Average Remaining Useful Life (Years)
Brands - indefinite-lived	$1,511,269	$—	$(1,221,269)	$290,000	Indefinite
Developed technology	262,011	(253,412)	—	8,599	2.0
Other	23,527	(10,453)	—	13,074	2.7
Total Intangible assets, net	$1,796,807	$(263,865)	$(1,221,269)	$311,673

	December 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment Charges	Net Carrying Amount	Weighted-Average Remaining Useful Life (Years)
Brands - indefinite-lived	$1,511,269	$—	$(1,181,269)	$330,000	Indefinite
Developed technology	262,011	(251,262)	—	10,749	2.5
Other	28,445	(13,491)	(4,249)	10,705	1.9
Total Intangible assets, net	$1,801,725	$(264,753)	$(1,185,518)	$351,454
The Company evaluates its indefinite-lived intangible assets for impairment annually and whenever events or changes in circumstances indicate that the carrying value of an asset may exceed its fair value, in accordance with ASC 350, Intangibles – Goodwill and Other. The Company evaluates its long-lived assets and definite-lived intangible assets for recoverability whenever impairment indicators are present, at an asset group level, in accordance with ASC 360, Property, Plant, and Equipment. The fair value of indefinite-lived intangible assets is estimated using a relief-from-royalty method, which requires assumptions including projected revenues, royalty rates, discount rates, terminal growth rates, and income tax rates. The fair value of long-lived assets and definite-lived intangible assets is estimated using a discounted cash flow methodology, when required. Key assumptions used in the discounted cash flow analyses included projected revenues, EBITDA margins, terminal growth rates, income tax rates and discount rates. These assumptions are updated as of each measurement date to reflect conditions then existing and involve significant judgment. Refer to Note 7, Fair Value Measurements, for additional information.

2026 Impairment
During the three months ended June 30, 2026, the Company identified a triggering event related to a sustained decline in its stock price and the resulting decrease in its market capitalization. The Company performed a quantitative impairment test, applying a terminal growth rate of zero, an income tax rate of 25.0% and a discount rate of 30.0% to determine the fair value of its indefinite-lived assets. As a result, the Company recognized an impairment charge of $40.0 million associated with its indefinite-lived intangible assets.
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
Furthermore, in connection with the decision in February 2025 to discontinue the operation of the Official app, the Company assessed the recoverability of its definite-lived intangible assets at the Official asset group level and determined that the carrying value of the Official asset group was not recoverable. As a result, the Company recognized $3.6 million of impairment charges, representing the entire carrying value of the Official asset group, during the three months ended March 31, 2025. The Official asset group was fully disposed during the three months ended June 30, 2025. See Note 5, Restructuring, for additional information on the Official app.
Amortization expense related to intangible assets, net for the three months ended June 30, 2026 and 2025 was $2.3 million and $4.8 million, respectively, and for the six months ended June 30, 2026 and 2025 was $5.2 million and $12.7 million, respectively.
Note 5 - Restructuring
In June 2025, the Company announced its decision to reduce its global workforce (the “2025 Restructuring Plan”) by approximately 240 roles, representing approximately 30% of the Company's employees, as it realigns its operating structure to optimize execution on its strategic priorities. The Company expects to incur approximately $16.0 million of total non-recurring charges through the end of 2026, consisting primarily of employee severance, benefits, and related charges for impacted employees.
In February 2025, the Company announced its decision to discontinue its operation of the Fruitz and Official apps. The Official app was discontinued during the second quarter of 2025 and Fruitz was sold to a third party in July 2025. The Company incurred $1.4 million of expenses through the third quarter of 2025, consisting primarily of employee severance, benefits and related charges for impacted employees. See Note 4, Goodwill and Intangible Assets, Net, for additional information on the Official app.
The following table presents the total non-recurring restructuring charges by function for the periods indicated (in thousands):

	Three Months Ended June 30, 2026	Three Months Ended June 30, 2025	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025
Cost of revenue	$114	$958	$483	$994
Selling and marketing	23	1,830	65	2,025
General and administrative	(9)	3,354	169	3,429
Product development	706	6,036	1,753	6,940
Total	$834	$12,178	$2,470	$13,388

The following table summarizes the restructuring-related liabilities (in thousands):

	Employee Related Benefits	Other	Total
Balance as of December 31, 2025	$384	$350	$734
Restructuring charges	2,228	242	2,470
Cash payments	(1,165)	(297)	(1,462)
Balance as of June 30, 2026	$1,447	$295	$1,742
Note 6 - Other Financial Data
Consolidated Balance Sheets Information
Other current assets are comprised of the following balances (in thousands):

	June 30, 2026	December 31, 2025
Capitalized aggregator fees	$6,394	$8,257
Prepayments	21,908	16,985
Income tax receivable	10,329	5,745
Other current assets	11,465	15,462
Total other current assets	$50,096	$46,449
Accrued expenses and other current liabilities are comprised of the following balances (in thousands):

	June 30, 2026	December 31, 2025
Payroll and related expenses	$22,147	$19,270
Marketing expenses	10,521	11,891
Professional fees	6,244	8,085
Other cost of sales	6,748	3,502
Lease liabilities	3,865	3,960
Other indirect taxes	18,454	17,688
Income tax payable	2,888	13,178
Contingent earn-out liability	14	50
Other accrued expenses and other payables	9,967	8,602
Total accrued expenses and other current liabilities	$80,848	$86,226
Other long-term liabilities are comprised of the following balances (in thousands):

	June 30, 2026	December 31, 2025
Lease liabilities	$4,911	$6,981
Other liabilities	28,694	15,958
Total other long-term liabilities	$33,605	$22,939

Note 7 - Fair Value Measurements
The following tables present the Company’s financial instruments that are measured at fair value on a recurring basis (in thousands):

	June 30, 2026
	Level 1	Level 2	Level 3	Total Fair Value Measurements
Assets:
Cash equivalent - money market funds	$115,211	$—	$—	$115,211
Derivative asset - interest rate swaps	—	1,377	—	1,377
Derivative asset - foreign currency contracts	—	354	—	354
Investments in equity securities	—	—	621	621
	$115,211	$1,731	$621	$117,563
Liabilities:
Contingent earn-out liability	—	—	14	14
	$—	$—	$14	$14

	December 31, 2025
	Level 1	Level 2	Level 3	Total Fair Value Measurements
Assets:
Cash equivalent - money market funds	$112,329	$—	$—	$112,329
Derivative asset - interest rate swaps	—	703	—	703
Derivative asset - foreign currency contracts	—	156	—	156
Investments in equity securities	—	—	620	620
	$112,329	$859	$620	$113,808
Liabilities:
Contingent earn-out liability	$—	$—	$50	$50
	$—	$—	$50	$50
There were no transfers between levels between June 30, 2026 and December 31, 2025.
The carrying value of accounts receivable, accounts payable, income tax payable, accrued expenses and other payables approximate their fair values due to the short-term maturities of these instruments.
The Company's derivative assets and liabilities, which consist of interest rate swaps and foreign currency forward contracts, are measured at fair value on a recurring basis using observable market data (Level 2). The fair value of interest rate swaps is estimated using a combined income and market-based valuation methodology based on Level 2 inputs, including forward interest rate yield curves obtained from independent pricing services. The fair value of foreign currency forward contracts is measured using Level 2 inputs, which include observable market inputs such as foreign currency spot and forward rates, interest rate yield curves obtained from independent pricing services, and credit-risk adjustments.
The Company's contingent earn-out liability relates to an earn-out payment to former shareholders of Worldwide Vision Limited of up to $150.0 million. The contingent earn-out liability is measured at fair value on a recurring basis using unobservable inputs (Level 3). The fair value of contingent earn-out liability is estimated using a probability-weighted analysis and, if the arrangement is long-term in nature, applying a discount rate that captures the risks associated with the duration of the obligation. The fair value of the contingent earn-out liability is sensitive to changes in the stock price, discount rates and the timing of the future payments, which are based upon estimates of future achievement of the performance metrics.

Assets and liabilities that are measured at fair value on a non-recurring basis include indefinite-lived intangible assets, long-lived assets, definite-lived intangible assets and goodwill. During the three months ended June 30, 2026, the Company recorded impairment charges of $40.0 million for indefinite-lived intangible assets and $129.3 million for goodwill. During the year ended December 31, 2025, the Company recorded impairment charges of $370.0 million for indefinite-lived intangible assets, $3.6 million for the definite-lived intangible assets associated with Official, $4.2 million for the definite-lived intangible assets associated with trademarks, $656.2 million for goodwill and $5.0 million for intangible assets associated with Fruitz asset held for sale. The Company determined the fair value of indefinite-lived intangible assets, long-lived assets, definite-lived intangible asset and its reporting unit for goodwill impairment using unobservable inputs (Level 3), except for impairment associated with Fruitz asset held for sale in the 2025 period, for which the fair value was determined using exit price (Level 2). See Note 2, Summary of Selected Significant Accounting Policies and Note 4, Goodwill and Intangible Assets, Net for additional information.

Note 8 - Debt
Total debt is comprised of the following (in thousands):

	June 30, 2026	December 31, 2025
Term loan	$475,000	$590,563
Less: unamortized debt discount and debt issuance costs	23,959	2,098
Less: current portion of debt, net	52,176	5,750
Total long-term debt, net	$398,865	$582,715
As of June 30, 2026, the Company had outstanding borrowings under its 2026 Credit Agreement (as defined below), which matures on April 24, 2030. As of December 31, 2025, the Company had outstanding borrowings under its prior term loan facility, which was fully repaid on April 24, 2026.

Credit Agreement

On April 24, 2026, certain subsidiaries of the Company entered into a term loan credit agreement (the “2026 Credit Agreement”) providing for a senior secured term loan facility in an aggregate principal amount of $475.0 million. The term loan was issued with a $28.5 million discount and will mature on April 24, 2030. It bears interest, at the borrower's election, at a rate equal to the Term Secured Overnight Financing Rate (“Term SOFR”) plus 8.0% or a base rate plus 7.0%. The interest rate in effect as of June 30, 2026 was 11.62%. The loan amortizes in equal monthly installments, with annual amortization of 12.5% of the original principal amount in year one and 15.0% thereafter, and is subject to customary mandatory prepayments, including from excess cash flow and certain asset sale proceeds. The obligations are secured by substantially all of the assets of Buzz Finco LLC (the “Borrower”), a wholly owned subsidiary of the Company, and certain of the Borrower's subsidiaries that guarantee the obligation. The Company incurred issuance costs of approximately $6.7 million in connection with the 2026 Credit Agreement.

In addition, on April 24, 2026, certain subsidiaries of the Company entered into a senior priority revolving credit agreement (the “2026 Revolving Credit Agreement”) providing for a senior secured revolving credit facility in an aggregate principal committed amount of $50.0 million, including $10.0 million of letters of credit capacity, maturing on January 23, 2030. The 2026 Revolving Credit Facility is available for general corporate purposes and working capital. Borrowings under the 2026 Revolving Credit Agreement bear interest, at the borrower's election, at a rate equal to Term SOFR plus 4.0% or the base rate plus 3.0%. The 2026 Revolving Credit Agreement requires the payment of an unused commitment fee ranging from 0.375% to 0.5% per annum on undrawn commitments, based on the Company's total leverage ratio, as well as customary letter of credit fees and an annual administrative agency fee. As of June 30, 2026, amounts available under the revolving credit facility were $50.0 million. The Company incurred issuance costs of approximately $0.7 million in connection with the 2026 Revolving Credit Agreement.
The 2026 Credit Agreement and the 2026 Revolving Credit Agreement contain customary events of default and financial affirmative and negative covenants, including limitations on additional indebtedness, liens, restricted payments and investments, and contain financial maintenance covenants, including a maximum consolidated total leverage ratio of 3.00 to 1.00 with incremental step downs over time to reach 2.00 to 1.00 on June 30, 2028, and a minimum liquidity requirement of $25.0 million, increasing to $50.0 million after the five month anniversary of the closing date of the credit agreements. As of June 30, 2026, and at all times during the six months ended June 30, 2026, the Company was in compliance with all debt covenants.

Prior to entering into the 2026 Credit Agreement and 2026 Revolving Credit Agreement, certain of the Company's wholly owned subsidiaries, including the Borrower, were party to a credit agreement (as amended, the “2020 Credit Agreement”), pursuant to which the Company borrowed an aggregate principal amount of $575.0 million through a seven-year term loan (“Original Term Loan”) and $275.0 million through a seven-year incremental term loan (collectively with the Original Term Loan, the “Term Loans”). The proceeds from the 2026 Credit Agreement, together with cash on hand, were used to repay in full and terminate the Company’s outstanding indebtedness under the 2020 Credit Agreement. In addition, the 2020 Credit Agreement provided for a $50.0 million senior secured revolving credit facility (the “2020 Revolving Credit Facility”), which was originally scheduled to mature on June 17, 2026 and included $25.0 million of letters of credit capacity. The 2020 Revolving Credit Facility was terminated on April 24, 2026 in connection with the Company's entry into the 2026 Revolving Credit Agreement. In connection with the repayment of the Term Loans and the termination of the 2020 Revolving Credit Facility, the Company recognized a loss of $1.5 million on extinguishment of debt, primarily related to the write-off of unamortized debt issuance costs during the three and six months ended June 30, 2026.
Interest expense, including the amortization of debt discount and debt issuance costs, was $14.7 million and $11.8 million for the three months ended June 30, 2026 and 2025, respectively. Interest expense, including the amortization of debt discount and debt issuance costs, was $25.0 million and $23.5 million for the six months ended June 30, 2026 and 2025, respectively.
As the term loans outstanding under the 2026 Credit Agreement as of June 30, 2026 and the 2020 Credit Agreement as of December 31, 2025 were issued with floating rates of interest, the Company believes that the fair value of the obligations approximated the principal amount of the loans of each respective balance sheet date. The carrying value of the term loans represents the outstanding principal amount, less unamortized debt discount and debt issuance costs. Therefore, the carrying value of the debt, before any transaction costs, would approximate the fair value of the loan obligation based on Level 2 inputs since the term loans carry variable interest rates that were based on the Term SOFR.
Future maturities of long-term debt as of June 30, 2026, were as follows (in thousands):

Remainder of 2026	$29,687
2027	65,313
2028	71,250
2029	71,250
2030 and thereafter	237,500
Total	$475,000

Note 9 - Earnings per Share
The following table sets forth a reconciliation of the numerators used to compute the Company's basic and diluted loss per share (in thousands):

	Three Months Ended June 30, 2026	Three Months Ended June 30, 2025	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025
Numerator:
Net loss	$(127,893)	$(366,983)	$(75,271)	$(347,152)
Net loss attributable to noncontrolling interests	(17,836)	(113,239)	(10,425)	(106,852)
Net loss attributable to Bumble Inc. shareholders	$(110,057)	$(253,744)	$(64,846)	$(240,300)

The following table sets forth the computation of the Company's basic and diluted earnings per share (in thousands, except share amounts and per share amounts):

	Three Months Ended June 30, 2026	Three Months Ended June 30, 2025	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025
Basic loss per share attributable to common stockholders
Numerator
Allocation of net loss attributable to Bumble Inc. shareholders	$(110,057)	$(253,748)	$(64,754)	$(240,972)
Denominator
Weighted average number of shares of Class A common stock outstanding	131,043,166	103,480,019	130,486,385	104,319,154
Basic loss per share attributable to common stockholders	$(0.84)	$(2.45)	$(0.50)	$(2.31)

Diluted loss per share attributable to common stockholders
Numerator
Allocation of net loss attributable to Bumble Inc. shareholders	$(110,057)	$(253,748)	$(64,754)	$(240,972)
Denominator
Number of shares used in basic computation	131,043,166	103,480,019	130,486,385	104,319,154
Weighted average shares of Class A common stock outstanding used to calculate diluted earnings (loss) per share	131,043,166	103,480,019	130,486,385	104,319,154
Diluted loss per share attributable to common stockholders	$(0.84)	$(2.45)	$(0.50)	$(2.31)
The following table sets forth potentially dilutive securities that were excluded from the diluted earnings per share computation because the effect would be anti-dilutive, or issuance of such shares is contingent upon the satisfaction of certain conditions which were not satisfied by the end of the periods:

	Three Months Ended June 30, 2026	Three Months Ended June 30, 2025	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025
Time-vesting awards:
Options	1,424,216	2,522,917	1,424,216	2,522,917
Restricted shares	—	154	—	154
RSUs	12,363,572	12,964,601	12,363,572	12,964,601
Incentive units	—	59,926	—	59,926
Total time-vesting awards	13,787,788	15,547,598	13,787,788	15,547,598

Exit-vesting awards:
Options	—	58,062	—	58,062
Restricted shares	—	205	—	205
RSUs	—	10,624	—	10,624
Incentive units	—	76,607	—	76,607
Total exit-vesting awards	—	145,498	—	145,498
Total	13,787,788	15,693,096	13,787,788	15,693,096

Note 10 - Stock-based Compensation
Total stock-based compensation expense was as follows:

(In thousands)	Three Months Ended June 30, 2026	Three Months Ended June 30, 2025	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025
Cost of revenue	$82	$194	$132	$348
Selling and marketing expense	700	590	1,589	(249)
General and administrative expense	4,945	3,507	11,163	(387)
Product development expense	3,792	1,558	7,453	10,275
Total stock-based compensation expense	$9,519	$5,849	$20,337	$9,987
During the three and six months ended June 30, 2026, stock-based compensation expense was higher compared to the same period in 2025, primarily due to higher forfeitures in the 2025 periods and new equity awards granted. Negative amounts represent expense reversals associated with forfeitures that exceeded expenses recognized during the periods presented.
Incentive Units in Bumble Holdings
As of December 31, 2025, 11,978 time-vesting incentive units with a weighted-average participation threshold of $43.00 were unvested, all of which vested during the six months ended June 30, 2026. All exit-vesting incentive units were fully vested as of December 31, 2025.
Restricted Shares of Class A Common Stock in Bumble Inc.
All time-vesting and exit-vesting restricted shares of Class A common stock were fully vested as of December 31, 2025.
RSUs in Bumble Inc.
All exit-vesting restricted stock units (“RSUs”) were fully vested as of December 31, 2025. The following table summarizes information around time-vesting RSUs in the Company:

	Number of Awards	Weighted-Average Grant Date Fair Value
Unvested as of December 31, 2025	15,568,163	$6.20
Granted	3,198,449	3.19
Vested	(3,747,641)	6.18
Forfeited	(2,655,399)	6.68
Unvested as of June 30, 2026	12,363,572	$5.29
During the six months ended June 30, 2026 and 2025, the total fair value of vested RSUs as of the respective vesting dates was $12.3 million and $15.2 million, respectively. As of June 30, 2026, total unrecognized compensation cost related to the time-vesting RSUs was $28.9 million, which is expected to be recognized over a weighted-average period of 1.9 years.

Options
As of December 31, 2025, 42,227 exit-vesting options with a weighted-average exercise price of $43.00 per share and a weighted-average grant date fair value of $22.21 per share were outstanding, all of which expired during the six months ended June 30, 2026.
The following table summarizes the Company’s option activity as it relates to time-vesting stock options:

	Number of Options	Weighted-Average Exercise Price Per Share	Weighted-Average Grant Date Fair Value Per Share	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2025	1,633,422	$19.81	$11.21
Forfeited	(17,378)	9.30	5.72
Expired	(191,828)	39.00	20.30
Outstanding as of June 30, 2026	1,424,216	17.35	10.07	7.1	$—
Exercisable as of June 30, 2026	907,530	$20.88	$11.85	6.6	$—
As of June 30, 2026, total unrecognized compensation cost related to the time-vesting options was $1.0 million, which is expected to be recognized over a weighted-average period of 1.8 years.
The weighted-average exercise price exceeded the market price as of June 30, 2026, and as such, resulted in the aggregate intrinsic value to be negative for all of the Company’s stock options (referred to as “out-of-the money”).
Note 11 - Related Party Transactions
In the ordinary course of operations, the Company enters into transactions with related parties, as discussed below (in thousands).

Related Party relationship	Type of Transaction	Financial Statement Line	Three Months Ended June 30, 2026	Three Months Ended June 30, 2025	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025
Other	Marketing costs	Selling and marketing expense	$168	$653	$212	$2,301
Other	Moderator costs	Cost of revenue	1,310	2,227	3,339	4,299
Shareholder	Consulting	General and administrative expense	7	—	111	—
Other	Advertising revenue	Revenue	491	543	1,202	822
Other	Tax receivable agreement liability remeasurement expense	Other income (expense), net	—	(29)	—	(886)
Other	Subscription costs	General and administrative expense	2	—	89	—
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

Other
The Company recognizes advertising revenues and incurs marketing expenses from Liftoff Mobile Inc., a company in which Blackstone-affiliated funds hold a controlling interest. The Company purchases moderator services from TaskUs Inc. and subscription services from Cvent, Inc., companies in which Blackstone-affiliated funds hold controlling interests. The Company uses subscription services from Navex Global, Inc., a company in which Blackstone-affiliated funds hold more than 20% of ownership interests. The Company recognizes consulting expenses payable to Blackstone Management Partners L.L.C., an affiliate of Blackstone.
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
Revenue by major geographic region is based upon the location of the customers who receive the Company's services. The information below summarizes revenue by geographic area, based on customer location (in thousands):

	Three Months Ended June 30, 2026		Three Months Ended June 30, 2025		Six Months Ended June 30, 2026		Six Months Ended June 30, 2025
United States	$87,388	42%	$109,891	44%	$176,583	42%	$225,081	45%
Rest of the world	123,138	58%	138,338	56%	246,326	58%	270,249	55%
Total	$210,526	100%	$248,229	100%	$422,909	100%	$495,330	100%
The United States is the only country with revenues of 10% or more of the Company's total revenue for the three and six months ended June 30, 2026 and 2025.
As the Company operates its business under one segment, there is no difference between its segment assets and the total consolidated assets. The information below summarizes property and equipment, net by geographic area (in thousands):

	June 30, 2026	December 31, 2025
United Kingdom	$1,699	$2,172
United States	1,652	2,268
Czech Republic	944	1,915
Rest of the world	317	541
Total	$4,612	$6,896
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
Legal expenses are included in “General and administrative expense” in the accompanying unaudited condensed consolidated statements of operations. As of June 30, 2026 and December 31, 2025, the Company determined that no provisions were required, reflecting its assessment that any potential obligations related to its litigation matters were not probable or reasonably estimable at those dates. During the three and six months ended June 30, 2026, the Company did not make any payments to settle litigation matters.
Purchase Commitments
On December 12, 2025, the Company amended an agreement with one of its third-party service providers related to cloud services. Under the amended terms, the Company is committed to pay a minimum of $56.0 million over five consecutive years beginning in December 2025. If the Company fails to meet a minimum annual commitment in any period or upon early termination as defined in the agreement, the Company will be required to pay any unsatisfied minimum commitment amounts, subject to certain rollover provisions. As of June 30, 2026, the minimum commitment remaining with this third-party was $46.2 million. In addition, the Company has an agreement with another third-party service provider related to cloud services, under which the Company is committed to pay a total of $12.4 million over a period of 36 months beginning October 2024. At the end of the 36 months or upon early termination as defined in the agreement, any unused consumption capacity will expire unless a renewal agreement is executed. As of June 30, 2026, the total commitment fee remaining with this third-party was $3.7 million.

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
Quarter ended June 30, 2026 Consolidated Results
For the three months ended June 30, 2026 and 2025, we generated:
•Total revenue of $210.5 million and $248.2 million, respectively;
•Bumble App Revenue of $171.7 million and $201.4 million, respectively;
•Badoo App and Other Revenue of $38.8 million and $46.8 million, respectively;
•Net loss of $127.9 million, or (60.7)% of revenue, which included a $169.3 million impairment charge, compared to net loss of $367.0 million, or (147.8)% of revenue, which included a $404.9 million impairment charge; and
•Adjusted EBITDA of $72.9 million and $94.6 million, respectively, representing Adjusted EBITDA margins of 34.6% and 38.1%, respectively.
Year-to-Date ended June 30, 2026 Consolidated Results
For the six months ended June 30, 2026 and 2025, we generated:
•Total revenue of $422.9 million and $495.3 million, respectively;
•Bumble App Revenue of $344.4 million and $403.2 million, respectively;
•Badoo App and Other Revenue of $78.5 million and $92.1 million, respectively;
•Net loss of $75.3 million, or (17.8)% of revenue, which included a $169.3 million impairment charge, compared to net loss of $347.2 million, or (70.1)% of revenue, which included a $408.5 million impairment charge;
•Adjusted EBITDA of $155.5 million and $159.0 million, respectively, representing Adjusted EBITDA margins of 36.8% and 32.1%, respectively;
•Net cash provided by operating activities of $130.9 million and $114.5 million, respectively *; and
•Free cash flow of $124.9 million and $108.6 million, respectively, representing free cash flow conversion of 80.3% and 68.3%, respectively.
* Operating cash flow conversion rate was not meaningful for the year-to-date periods.
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
The following metrics were calculated excluding paying users of and revenue generated from Official, advertising and partnerships or affiliates. The Bumble For Friends app was relaunched as BFF in the United States in September 2025. The Company has not sought to generate revenue from the BFF app and therefore it is excluded from our key operating metrics as of June 30, 2026.

(In thousands, except ARPPU)	Three Months Ended June 30, 2026	Three Months Ended June 30, 2025	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025
Bumble App Paying Users	2,077.1	2,499.8	2,079.6	2,604.1
Badoo App and Other Paying Users	1,080.1	1,277.4	1,082.2	1,291.9
Total Paying Users(1)	3,157.2	3,777.2	3,161.7	3,896.0
Bumble App Average Revenue per Paying User	$27.55	$26.85	$27.60	$25.81
Badoo App and Other Average Revenue per Paying User	$11.21	$11.57	$11.23	$11.14
Total Average Revenue per Paying User	$21.96	$21.69	$22.00	$20.94
(1) The sum of individual metrics may not always equal total amounts indicated due to rounding.

(In thousands, except per share data and percentages)	Three Months Ended June 30, 2026	Three Months Ended June 30, 2025	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025
Condensed Consolidated Statements of Operations Data:
Revenue	$210,526	$248,229	422,909	495,330
Net loss	(127,893)	(366,983)	(75,271)	(347,152)
Net loss attributable to Bumble Inc. shareholders	(110,057)	(253,744)	(64,846)	(240,300)
Net loss per share attributable to Bumble Inc. shareholders
Basic loss per share	$(0.84)	$(2.45)	$(0.50)	$(2.31)
Diluted loss per share	$(0.84)	$(2.45)	$(0.50)	$(2.31)

(In thousands)	June 30, 2026	December 31, 2025
Condensed Consolidated Balance Sheets Data:
Total assets	$1,220,227	$1,425,078
Cash and cash equivalents	153,958	175,760
Long-term debt, net including current maturities	451,041	588,465
Profitability and Liquidity
We use net earnings (loss) and net cash provided by (used in) operating activities to assess our profitability and liquidity, respectively. In addition to net earnings (loss) and net cash provided by (used in) operating activities, we also use the following measures:
•Adjusted EBITDA. We define Adjusted EBITDA as net earnings (loss) excluding income tax (benefit) provision, interest and derivative (gains) losses, net, depreciation and amortization expense, stock-based compensation expense, employer costs related to stock-based compensation, foreign exchange (gain) loss, changes in fair value of contingent earn-out liability, changes in fair value of investments in equity securities, transaction and other costs, litigation costs net of insurance reimbursements that arise outside of the ordinary course of business, tax receivable agreement liability remeasurement (benefit) expense, impairment charge, costs associated with restructuring and loss on extinguishment of debt. Adjusted EBITDA margin represents Adjusted EBITDA as a percentage of revenue.

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
Growth Strategy
As previously disclosed, we have implemented a business strategy and transformation plan intended to deliver durable member value and drive long-term sustainable revenue. As part of this strategy, we have focused on fostering a vibrant and healthy membership base and improving the member experience through product innovation, including modernizing our technology and increased use of artificial intelligence in our products and in the optimization of our operations. To align with these priorities, we have rebalanced our marketing investment, increasing our focus on brand and organic demand generation while optimizing performance marketing to efficiently acquire high-quality, incremental members who strengthen the health of our membership base. As we transition from the completion of the quality reset to our membership base, our primary focus has shifted to improving the member experience through product innovation, enabled by our ongoing investment in a more modern technology platform, including application re-architecture, migration to cloud hosting, and adoption of select vendor solutions to replace certain homegrown systems. As we address these areas of focus, our revenue and paying users have been, and may continue to be, negatively impacted in the short term. Furthermore, if we do not successfully implement this strategy, our business, financial condition and results of operations could be materially adversely affected.
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

Debt Refinancing
In April 2026, certain of our subsidiaries entered into a term loan credit agreement (the “2026 Credit Agreement”) providing for a term loan facility in an aggregate principal amount of $475.0 million, which matures in April 2030. We used proceeds from the 2026 Credit Agreement, together with cash on hand, to repay in full and terminate our existing indebtedness under the 2020 Credit Agreement (as defined in “Liquidity and Capital Resources” below). The 2026 term loan bears interest, at the borrower's election, at a rate equal to the Term Secured Overnight Financing Rate (“Term SOFR”) plus 8.0% or a base rate plus 7.0%. As of June 30, 2026, the interest rate in effect for the 2026 term loan was 11.62%, compared with interest rates of 7.18% and 7.68% for the Original Term Loan and Incremental Term Loan, respectively, under the 2020 Credit Agreement (each as defined in “Liquidity and Capital Resources” below) as of June 30, 2025. In connection with the April 2026 debt refinancing, we recognized a loss on extinguishment of debt of approximately $1.5 million, consisting primarily of the write-off of unamortized debt issuance costs, during the three and six months ended June 30, 2026. For additional information, see Note 8, Debt, to our unaudited condensed consolidated financial statements included in Part I, “Item 1 – Financial Statements (Unaudited)” of this Quarterly Report on Form 10-Q.

Share Repurchase Program
We have a share repurchase program authorizing the repurchase of up to $450.0 million of our outstanding Class A common stock with repurchases under the program to be made on a discretionary basis from time to time, subject to general business and market conditions and other investment opportunities, through open market purchases or other means, including privately negotiated transactions. During the six months ended June 30, 2026, we did not repurchase any shares of Class A common stock. During the six months ended June 30, 2025, we repurchased 4.7 million shares of Class A common stock for $28.7 million, excluding excise tax obligations. As of June 30, 2026, a total of $50.1 million remains available for repurchase under the repurchase program.
For additional information, see Note 2, Summary of Selected Significant Accounting Policies—Share Repurchase Program, to our unaudited condensed consolidated financial statements included in Part I, “Item 1 – Financial Statements (Unaudited)” of this Quarterly Report on Form 10-Q.
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
Impairment Charges
During the three months ended June 30, 2026, we identified a triggering event related to a sustained decline in our stock price and the resulting decrease in our market capitalization. As a result, we performed an interim impairment test. Based on the results of the test, we recognized impairment charges of $40.0 million for indefinite-lived intangible assets and $129.3 million for goodwill during the three and six months ended June 30, 2026.
During the three months ended June 30, 2025, we identified a potential impairment triggering event related to our indefinite-lived assets and goodwill. The triggering event was related to our revised 2025 outlook, which reflects a strategic shift to improve the health of our membership base. As a result, we performed an interim impairment test. Based on the results of the test, we recognized impairment charges of $140.0 million for indefinite-lived intangible assets and $258.1 million for goodwill during the three months ended June 30, 2025. We also recorded an impairment charge of $6.8 million during the three months ended June 30, 2025 in conjunction with the classification of Fruitz to held for sale. In addition, during the six months ended June 30, 2025, we recognized impairment charges of $3.6 million for the Official asset group due to the then-anticipated discontinuation of the Official app.
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
Restructuring
In June 2025, we announced our decision to reduce our global workforce (the “2025 Restructuring Plan”) by approximately 240 roles, representing approximately 30% of our employees, as we realign our operating structure to optimize execution on our strategic priorities. We expect to incur approximately $16.0 million of total non-recurring charges through the end of 2026, consisting primarily of employee severance, benefits, and related charges for impacted employees.
In February 2025, we announced our decision to discontinue our operation of the Fruitz and Official apps. The Official app was discontinued during the second quarter of 2025 and Fruitz was sold to a third party in July 2025. We incurred $1.4 million of expenses through the third quarter of 2025, primarily related to employee severance, benefits and related charges for impacted employees.
For additional information, see Note 5, Restructuring, to our unaudited condensed consolidated financial statements included in Part I, “Item 1 – Financial Statements (Unaudited)” of this Quarterly Report on Form 10-Q.
Components of Results of Operations
Our business is organized into a single reportable segment.
Revenue
We monetize the Bumble, Bumble For Friends and Badoo apps via a freemium model where the use of our service is free and a subset of our members pay for subscriptions or in-app purchases to access premium features. Subscription revenue is presented net of taxes, refunds and credit card chargebacks. This revenue is initially deferred and is recognized using the straight-line method over the term of the applicable subscription period. Revenue from lifetime subscriptions is deferred over the average estimated expected period of the subscriber relationship, which is currently estimated to be twelve months. Revenue from the purchase of in-app features is recognized based on usage and estimated breakage revenue associated with unused in-app purchases.
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
Impairment charge
Impairment charge relates to impairment charges to indefinite-lived intangible assets, long-lived assets and definite-lived intangible assets, and goodwill as applicable.
Interest income (expense), net
Interest income (expense), net consists of interest income received on money market funds and interest rate swaps, fair value changes in interest rate swaps, and interest expense incurred in connection with our long-term debt.
Other income (expense), net
Other income (expense), net consists of insurance reimbursement proceeds, impacts from foreign exchange transactions, tax receivable agreement liability remeasurement (benefit) expense, sub-lease income, changes in fair value of investments in equity securities, gain (loss) on sale of businesses and loss on extinguishment of debt.
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
Results of Operations
The following table sets forth our unaudited condensed consolidated statements of operations information for the periods presented:

(In thousands)	Three Months Ended June 30, 2026	Three Months Ended June 30, 2025	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025
Revenue	$210,526	$248,229	$422,909	$495,330
Operating costs and expenses:
Cost of revenue	53,996	74,338	108,820	147,691
Selling and marketing expense	29,214	32,092	56,174	91,826
General and administrative expense	30,650	36,146	61,412	57,790
Product development expense	35,522	32,510	65,693	67,014
Depreciation and amortization expense	3,897	6,631	8,309	16,216
Impairment charge	169,256	404,855	169,256	408,486
Total operating costs and expenses	322,535	586,572	469,664	789,023
Operating loss	(112,009)	(338,343)	(46,755)	(293,693)
Interest expense, net	(13,861)	(10,259)	(21,820)	(22,308)
Other income (expense), net	(4,465)	(11,912)	2,276	(18,674)
Loss before income taxes	(130,335)	(360,514)	(66,299)	(334,675)
Income tax (provision) benefit	2,442	(6,469)	(8,972)	(12,477)
Net loss	(127,893)	(366,983)	(75,271)	(347,152)
Net loss attributable to noncontrolling interests	(17,836)	(113,239)	(10,425)	(106,852)
Net loss attributable to Bumble Inc. shareholders	$(110,057)	$(253,744)	$(64,846)	$(240,300)

The following table sets forth our unaudited condensed consolidated statements of operations information as a percentage of revenue for the periods presented:

	Three Months Ended June 30, 2026	Three Months Ended June 30, 2025	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025
Revenue	100.0%	100.0%	100.0%	100.0%
Operating costs and expenses:
Cost of revenue	25.6%	29.9%	25.7%	29.8%
Selling and marketing expense	13.9%	12.9%	13.3%	18.5%
General and administrative expense	14.6%	14.6%	14.5%	11.7%
Product development expense	16.9%	13.1%	15.5%	13.5%
Depreciation and amortization expense	1.9%	2.7%	2.0%	3.3%
Impairment charge	80.4%	163.1%	40.0%	82.5%
Total operating costs and expenses	153.2%	236.3%	111.1%	159.3%
Operating loss	(53.2%)	(136.3%)	(11.1%)	(59.3%)
Interest expense, net	(6.6%)	(4.1%)	(5.2%)	(4.5%)
Other income (expense), net	(2.1%)	(4.8%)	0.5%	(3.8%)
Loss before income taxes	(61.9%)	(145.2%)	(15.7%)	(67.6%)
Income tax (provision) benefit	1.2%	(2.6%)	(2.1%)	(2.5%)
Net loss	(60.7%)	(147.8%)	(17.8%)	(70.1%)
Net loss attributable to noncontrolling interests	(8.5%)	(45.6%)	(2.5%)	(21.6%)
Net loss attributable to Bumble Inc. shareholders	(52.3%)	(102.2%)	(15.3%)	(48.5%)
The following table sets forth the stock-based compensation expense, included in operating costs and expenses:

(In thousands)	Three Months Ended June 30, 2026	Three Months Ended June 30, 2025	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025
Cost of revenue	$82	$194	$132	$348
Selling and marketing expense	700	590	1,589	(249)
General and administrative expense	4,945	3,507	11,163	(387)
Product development expense	3,792	1,558	7,453	10,275
Total stock-based compensation expense	$9,519	$5,849	$20,337	$9,987
During the three months ended June 30, 2026, stock-based compensation expense was higher compared to the same period in 2025, primarily due to higher forfeitures in the 2025 periods and new equity awards granted. Negative amounts represent expense reversals associated with forfeitures that exceeded expenses recognized during the periods presented.

Comparison of the Three and Six Months Ended June 30, 2026 and 2025
Revenue

	Three Months Ended June 30, 2026	Three Months Ended June 30, 2025	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025
Bumble App	$171,700	$201,380	$344,398	$403,202
Badoo App and Other	38,826	46,849	78,511	92,128
Total Revenue	$210,526	$248,229	$422,909	$495,330
Total Revenue was $210.5 million for the three months ended June 30, 2026, compared to $248.2 million for the same period in 2025. The decrease was primarily driven by a decline in Total Paying Users, partially offset by an increase in Total ARPPU, primarily due to favorable fluctuations in foreign currency exchange rates.
Bumble App Revenue was $171.7 million for the three months ended June 30, 2026, compared to $201.4 million for the same period in 2025. This decrease was primarily driven by a 16.9% decline in Bumble App Paying Users to 2.1 million, partially offset by a 2.6% increase in Bumble App ARPPU to $27.55 and favorable fluctuations in foreign currency exchange rates.
Badoo App and Other Revenue was $38.8 million for the three months ended June 30, 2026, compared to $46.8 million for the same period in 2025. This decrease was primarily driven by a 15.4% decline in Badoo App and Other Paying Users to 1.1 million and a 3.1% decline in Badoo App and Other ARPPU to $11.21, partially offset by favorable fluctuations in foreign currency exchange rates.
Total Revenue was $422.9 million for the six months ended June 30, 2026, compared to $495.3 million for the same period in 2025. The decrease was primarily driven by a decline in Total Paying Users, partially offset by an increase in Total ARPPU and favorable fluctuations in foreign currency exchange rates.
Bumble App Revenue was $344.4 million for the six months ended June 30, 2026, compared to $403.2 million for the same period in 2025. This decrease was primarily driven by a 20.1% decline in Bumble App Paying Users to 2.1 million, partially offset by a 6.9% increase in Bumble App ARPPU to $27.60 and favorable fluctuations in foreign currency exchange rates.
Badoo App and Other Revenue was $78.5 million for the six months ended June 30, 2026, compared to $92.1 million for the same period in 2025. This decrease was primarily driven by a 16.2% decline in Badoo App and Other Paying Users to 1.1 million, partially offset by a 0.8% increase in Badoo App and Other ARPPU to $11.23, primarily due to favorable fluctuations in foreign currency exchange rates.
Cost of revenue

(In thousands, except percentages)	Three Months Ended June 30, 2026	Three Months Ended June 30, 2025	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025
Cost of revenue	$53,996	$74,338	$108,820	$147,691
Percentage of revenue	25.6%	29.9%	25.7%	29.8%
Cost of revenue for the three months ended June 30, 2026 decreased by $20.3 million, or 27.4%, compared to the same period in 2025. Cost of revenue for the six months ended June 30, 2026 decreased by $38.9 million, or 26.3%, compared to the same period in 2025. The decreases in cost of revenue for the three and six months ended June 30, 2026 were driven primarily by decreases in in-app purchase fees due to lower revenue.
As a percentage of revenue, cost of revenue decreased for the three and six months ended June 30, 2026 as compared to the same period in 2025, primarily due to the reduction in fees as a result of alternate payment methods offered to iPhone operating system members in the United States, partially offset by higher cloud infrastructure and hosting costs.

Selling and marketing expense

(In thousands, except percentages)	Three Months Ended June 30, 2026	Three Months Ended June 30, 2025	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025
Selling and marketing expense	$29,214	$32,092	$56,174	$91,826
Percentage of revenue	13.9%	12.9%	13.3%	18.5%

Selling and marketing expense for the three months ended June 30, 2026 decreased by $2.9 million, or 9.0%, compared to the same period in 2025. The change was primarily due to a $2.5 million decrease driven by lower restructuring costs in 2026 as restructuring activities under the 2025 Restructuring Plan declined, as well as lower personnel costs resulting from headcount reductions.
Selling and marketing expense for the six months ended June 30, 2026 decreased by $35.7 million, or 38.8%, compared to the same period in 2025. The change was primarily due to a $32.2 million decrease in marketing costs, reflecting our strategic shift away from paid member acquisition and performance marketing in favor of brand and organic investment since the second quarter of 2025, as well as a $4.2 million lower restructuring costs in 2026 as restructuring activities under the 2025 Restructuring Plan declined, as well as lower personnel costs resulting from headcount reductions.
General and administrative expense

(In thousands, except percentages)	Three Months Ended June 30, 2026	Three Months Ended June 30, 2025	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025
General and administrative expense	$30,650	$36,146	$61,412	$57,790
Percentage of revenue	14.6%	14.6%	14.5%	11.7%
General and administrative expense for the three months ended June 30, 2026 decreased by $5.5 million, or 15.2%, compared to the same period in 2025. The change was primarily due to a $5.2 million decrease driven by lower restructuring costs in 2026 as restructuring activities under the 2025 Restructuring Plan declined, as well as lower personnel costs resulting from headcount reductions.
General and administrative expense for the six months ended June 30, 2026 increased by $3.6 million, or 6.3%, compared to the same period in 2025. The change was primarily due to an $11.6 million increase in stock-based compensation driven by forfeitures associated with the departure of officers in 2025, partially offset by a $7.7 million decrease driven by lower restructuring costs in 2026 as restructuring activities under the 2025 Restructuring Plan declined, as well as lower personnel costs resulting from headcount reductions.
Product development expense

(In thousands, except percentages)	Three Months Ended June 30, 2026	Three Months Ended June 30, 2025	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025
Product development expense	$35,522	$32,510	$65,693	$67,014
Percentage of revenue	16.9%	13.1%	15.5%	13.5%
Product development expense in the three months ended June 30, 2026 increased by $3.0 million, or 9.3%, compared to the same period in 2025. The change was primarily due to a $2.9 million increase in hosting and subscription costs.
Product development expense in the six months ended June 30, 2026 decreased by $1.3 million, or 2.0%, compared to the same period in 2025. The change was primarily due to a $2.9 million decrease driven by capitalized development costs and a $2.8 million decrease in stock-based compensation driven by a lower ongoing run rate associated with employee terminations in 2025, offset by a $4.3 million increase in hosting and subscription fees.
Depreciation and amortization expense

(In thousands, except percentages)	Three Months Ended June 30, 2026	Three Months Ended June 30, 2025	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025
Depreciation and amortization expense	$3,897	$6,631	$8,309	$16,216
Percentage of revenue	1.9%	2.7%	2.0%	3.3%
Depreciation and amortization expense for the three months ended June 30, 2026 decreased by $2.7 million, or 41.2%, compared to the same period in 2025. The decrease in depreciation and amortization expense for the three months ended June 30, 2026 was primarily driven by the full amortization of Fruitz and Official's developed technology in the second quarter of 2025 following the February 2025 decision to discontinue those apps.

Depreciation and amortization expense for the six months ended June 30, 2026 decreased by $7.9 million, or 48.8%, compared to the same period in 2025. The decrease in depreciation and amortization expense for the six months ended June 30, 2026 was primarily driven by the full amortization of Bumble and Badoo's developed technology in February 2025, as well as the full amortization of Fruitz and Official's developed technology in the second quarter of 2025 following the February 2025 decision to discontinue those apps.
Impairment charge

(In thousands, except percentages)	Three Months Ended June 30, 2026	Three Months Ended June 30, 2025	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025
Impairment charge	$169,256	$404,855	$169,256	$408,486
Percentage of revenue	80.4%	163.1%	40.0%	82.5%
During the three and six months ended June 30, 2026, we recognized impairment charges of $129.3 million for goodwill and $40.0 million for our indefinite-lived intangible assets. During the three months ended June 30, 2025, we recognized impairment charges of $258.1 million for goodwill, $140.0 million for our indefinite-lived intangible assets and $6.8 million for Fruitz. During the six months ended June 30, 2025, the impairment charges also included a $3.6 million impairment for the Official asset group.
For additional information, see Note 4, Goodwill and Intangible Assets, Net, to our unaudited condensed consolidated financial statements included in Part I, “Item 1 – Financial Statements (Unaudited)” of this Quarterly Report on Form 10-Q.
Interest expense, net

(In thousands, except percentages)	Three Months Ended June 30, 2026	Three Months Ended June 30, 2025	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025
Interest expense, net	$(13,861)	$(10,259)	$(21,820)	$(22,308)
Percentage of revenue	(6.6)%	(4.1)%	(5.2%)	(4.5%)
Interest expense, net for the three months ended June 30, 2026 increased by $3.6 million, or 35.1%, compared to the same period in 2025, primarily driven by an increase in interest expense associated with the term loan under the 2026 Credit Agreement following the April 2026 refinancing, a decrease in our interest income from lower investments balances in money market funds, partially offset by an increase in interest income on our interest rate swaps.
Interest expense, net for the six months ended June 30, 2026 decreased by $0.5 million, or 2.2%, compared to the same period in 2025, primarily driven by an increase in interest income on our interest rate swaps, partially offset by an increase in interest expense associated with the term loan under the 2026 Credit Agreement following the April 2026 refinancing.
Other income (expense), net

(In thousands, except percentages)	Three Months Ended June 30, 2026	Three Months Ended June 30, 2025	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025
Other income (expense), net	$(4,465)	$(11,912)	$2,276	$(18,674)
Percentage of revenue	(2.1%)	(4.8%)	0.5%	(3.8%)
Other income (expense), net for the three months ended June 30, 2026 was $(4.5) million, compared to $(11.9) million for the same period in 2025. Other income (expense), net for the six months ended June 30, 2026 was $2.3 million, compared to $(18.7) million for the same period in 2025. These changes for the three and six months ended June 30, 2026 and 2025 in other income (expense), net were primarily driven by foreign currency exchange.
Income tax provision

(In thousands, except percentages)	Three Months Ended June 30, 2026	Three Months Ended June 30, 2025	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025
Income tax (expense) benefit	$2,442	$(6,469)	$(8,972)	$(12,477)
Effective tax rate	1.9%	(1.8%)	(13.5%)	(3.7%)

Income tax benefit was $2.4 million for the three months ended June 30, 2026, compared to $6.5 million expense for the same period in 2025. Income tax expense was $9.0 million for the six months ended June 30, 2026, compared to $12.5 million for the same period in 2025. The change in income tax for both periods was primarily due to the geographical distribution of the Company's earnings and a resulting decrease in foreign taxes, including Pillar Two minimum taxes, and the Company's inability to recognize tax benefits on losses in certain jurisdictions, partially offset by nondeductible stock-based compensation and the recording of a valuation allowance against certain deferred tax assets.
Pillar Two Minimum Tax
On December 20, 2021, the Organization for Economic Cooperation and Development ("OECD") released the Pillar Two model rules providing a framework for implementing a 15% minimum tax, also referred to as the Global Anti-Base Erosion ("GloBE") rules, on earnings of multinational companies with consolidated annual revenue exceeding €750 million. Pillar Two legislation has been enacted in certain jurisdictions where we operate, including the UK and certain EU member states, and is effective for our financial year beginning January 1, 2024. We have performed an assessment of our exposure to Pillar Two income taxes, including our ability to qualify for transitional safe harbor relief under the GloBE rules. While we expect to qualify for transitional safe harbor relief in most jurisdictions in which we operate, there are a limited number of jurisdictions where the transitional safe harbor is not available, including for certain entities classified as “stateless” constituent entities under the Pillar Two model rules. Our income tax expense (benefit) for the six months ended June 30, 2026 and 2025, includes the effects of Pillar Two minimum taxes based on currently enacted legislation and guidance. We are monitoring the implementation of Pillar Two legislation (both proposed and enacted) by individual countries, including administrative guidance on the application of the GloBE rules, and will continue to evaluate the potential impact to our financial position. On January 5, 2026, the OECD released Administrative Guidance containing the Side-by-Side agreement (“SbS System”) as part of a broader package of Administrative Guidance on Pillar Two. The SbS System introduces two new Pillar Two safe harbors: (i) the Side-by-Side Safe Harbor (“SbS SH”) for MNE Groups headquartered in jurisdictions with both eligible domestic and worldwide tax systems; and (ii) the Ultimate Parent Entity Safe Harbor (“UPE SH”) for MNE Groups with a UPE located in a jurisdiction that has an eligible domestic tax system but not an eligible worldwide tax system. The Central Record for purposes of the Global Minimum Tax was updated on January 5, 2026 to reflect that the United States is an eligible jurisdiction for the SbS SH. We expect the SbS SH to have a significant future impact to the Company and our Pillar Two computations, however, given the absence of implementing legislation as of June 30, 2026, no impact has been recorded for the six months ended June 30, 2026. Accordingly, we are still evaluating the potential consequences of Pillar Two on our longer-term financial position.
Non-GAAP Financial Measures
We report our financial results in accordance with GAAP, however, management believes that certain non-GAAP financial measures provide users of our financial information with useful supplemental information that enables a better comparison of our performance across periods. We believe Adjusted EBITDA provides visibility to the underlying continuing operating performance by excluding the impact of certain expenses, including income tax (benefit) provision, interest and derivative (gains) losses, net, depreciation and amortization expense, stock-based compensation expenses, employer costs related to stock-based compensation, foreign exchange (gain) loss, changes in fair value of contingent earn-out liability, changes in fair value of investments in equity securities, transaction and other costs, litigation costs net of insurance reimbursements that arise outside of the ordinary course of business, tax receivable agreement liability remeasurement (benefit) expense, impairment charge, costs associated with restructuring and loss on extinguishment of debt, as management does not believe these expenses are representative of our core earnings.
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
We define Adjusted EBITDA as net earnings (loss) excluding income tax (benefit) provision, interest and derivative (gains) losses, net, depreciation and amortization expense, stock-based compensation expense, employer costs related to stock-based compensation, foreign exchange (gain) loss, changes in fair value of contingent earn-out liability, changes in fair value of investments in equity securities, transaction and other costs, litigation costs net of insurance reimbursements that arise outside of the ordinary course of business, tax receivable agreement liability remeasurement (benefit) expense, impairment charge, restructuring costs and loss on extinguishment of debt. Adjusted EBITDA margin represents Adjusted EBITDA as a percentage of revenue.
We define free cash flow as net cash provided by (used in) operating activities less capital expenditures. Free cash flow conversion represents free cash flow as a percentage of Adjusted EBITDA. Operating cash flow conversion represents net cash provided by (used in) operating activities as a percentage of net earnings (loss).

The following table reconciles our non-GAAP financial measures to the most comparable GAAP financial measures for the periods presented:

(In thousands, except percentages)	Three Months Ended June 30, 2026	Three Months Ended June 30, 2025	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025
Net loss	$(127,893)	$(366,983)	$(75,271)	$(347,152)
Add back:
Income tax provision (benefit)	(2,442)	6,469	8,972	12,477
Interest and derivative (gains) losses, net(1)	13,861	10,259	21,820	22,308
Depreciation and amortization expense	3,897	6,631	8,309	16,216
Stock-based compensation expense	9,519	5,849	20,337	9,987
Employer costs related to stock-based compensation(2)	230	484	543	1,189
Litigation costs, net of insurance reimbursements(3)	2	798	6	2,085
Foreign exchange (gain) loss(4)	2,942	12,037	(3,760)	18,054
Restructuring costs(5)	834	12,178	2,470	13,388
Transaction and other costs(6)	1,150	272	1,349	1,585
Changes in fair value of contingent earn-out liability	—	1,701	(36)	(581)
Changes in fair value of investments in equity securities	38	7	(1)	58
Tax receivable agreement liability remeasurement expense(7)	—	29	—	886
Impairment charge(8)	169,256	404,855	169,256	408,486
Loss on extinguishment of debt(9)	1,485	—	1,485	—
Adjusted EBITDA	$72,879	$94,586	$155,479	$158,986
Net loss margin	(60.7)%	(147.8%)	(17.8%)	(70.1%)
Adjusted EBITDA margin	34.6%	38.1%	36.8%	32.1%

Net cash provided by operating activities			$130,852	$114,481
Less:
Capital expenditures			(5,935)	(5,920)
Free cash flow			$124,917	$108,561
Operating cash flow conversion			*	*
Free cash flow conversion			80.3%	68.3%
* Not meaningful.

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
(6)Represents transaction and other costs primarily related to acquisitions and divestiture of business, and debt financing-related costs associated with the Company's April 2026 refinancing.
(7)Represents recognized adjustments to the tax receivable agreement liability prior to its amendment in November 2025.
(8)Represents impairment charges to indefinite-lived intangible assets and goodwill in the second quarter of 2026, to the Official asset group in the first quarter of 2025, and to indefinite-lived intangible assets, goodwill and Fruitz held for sale in the second quarter of 2025.
(9)Represents the loss in connection with the repayment of the Term Loans under the 2020 Credit Agreement and the termination of the 2020 Revolving Credit Facility.

Liquidity and Capital Resources
Overview
As of June 30, 2026, we had $154.0 million of cash and cash equivalents, a decrease of $21.8 million from December 31, 2025. Our principal sources of liquidity are our cash and cash equivalents and cash generated from operations. Our primary uses of liquidity are operating expenses and capital expenditures, funding of our debt obligations and any voluntary prepayments, partnership tax distributions, income tax payments and effectuating share repurchases as discussed below. Based on current conditions, we believe that we have sufficient financial resources to fund our activities and execute our business plans during the next twelve months.
In April 2026, certain of our subsidiaries entered into the 2026 Credit Agreement providing for a $475.0 million senior secured term loan facility, which matures in April 2030, and a senior priority revolving credit agreement providing for a $50.0 million senior secured revolving credit facility (the “2026 Revolving Credit Facility”), which matures in January 2030. The proceeds from the 2026 Credit Agreement, together with cash on hand, were used to repay in full and terminate our existing indebtedness under the 2020 Credit Agreement (as defined below). The 2026 Revolving Credit Facility, which replaces the 2020 Revolving Credit Facility (as defined below), provides additional liquidity for general corporate purposes and working capital. The 2026 Credit Agreement bears interest at Term SOFR plus 8.0% or a base rate plus 7.0%. For additional information, see Note 8, Debt, to our unaudited condensed consolidated financial statements included in Part I, “Item 1 – Financial Statements (Unaudited)” of this Quarterly Report on Form 10-Q.
We have a share repurchase program authorizing the repurchase of up to $450.0 million of our outstanding Class A common stock with repurchases under the program to be made on a discretionary basis from time to time, subject to general business and market conditions and other investment opportunities, through open market purchases or other means, including privately negotiated transactions. There were no share repurchases during the six months ended June 30, 2026. During the six months ended June 30, 2025, we repurchased 4.7 million shares of Class A common stock for $28.7 million, excluding excise tax obligations. As of June 30, 2026, all treasury shares were retired, and a total of $50.1 million remained available for repurchase under the repurchase program.
In June 2025, we announced our decision to reduce our global workforce by approximately 240 roles, representing approximately 30% of our employees, as we realigned our operating structure to optimize execution on our strategic priorities. As a result, we expect to incur approximately $16.0 million of total non-recurring charges through the end of 2026, consisting primarily of employee severance, benefits, and related charges for impacted employees. In February 2025, we announced our decision to discontinue our operation of the Fruitz and Official apps. The Official app was discontinued during the second quarter of 2025 and Fruitz was sold to a third party in July 2025. We incurred $1.4 million of expenses through the third quarter of 2025, primarily related to employee severance, benefits and related charges for impacted employees. During the six months ended June 30, 2026 and 2025, we made cash payments of $1.5 million and $1.8 million, respectively, in connection with our restructuring activities.
Cash Flow Information
The following table summarizes our unaudited condensed consolidated cash flow information for the periods presented:

(In thousands)	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025
Net cash provided by (used in):
Operating activities	$130,852	$114,481
Investing activities	(5,935)	(5,920)
Financing activities	(146,530)	(51,404)
Operating activities
Net cash provided by operating activities was $130.9 million and $114.5 million, respectively, in the six months ended June 30, 2026 and 2025, which was driven by a net loss of $(75.3) million and $(347.2) million, non-cash adjustments of $200.6 million and $469.6 million, and changes in assets and liabilities of $5.6 million and $(7.9) million in the six months ended June 30, 2026 and 2025, respectively. Non-cash adjustments during the six months ended June 30, 2026 and 2025 included impairment charges of $169.3 million and $408.5 million, respectively. Changes in assets and liabilities during the six months ended June 30, 2026 consisted primarily of: changes in accounts receivable of $11.1 million driven by timing of cash receipts, changes in accrued expense and other current liabilities of $2.3 million primarily driven by income taxes payable and personnel-related expenses, and changes in accounts payable of $(6.8) million driven by timing of payments. Changes in assets and liabilities during the six months ended June 30, 2025 consisted primarily of: changes in accrued expenses and other current liabilities of $(8.2) million, driven by marketing spend, personnel-related expenses, and tax receivable liability payments.

Investing activities
Net cash used in investing activities related to capital expenditures was $5.9 million for each of the six months ended June 30, 2026 and 2025.
Financing activities
Net cash used in financing activities was $146.5 million and $51.4 million in the six months ended June 30, 2026 and 2025, respectively. During the six months ended June 30, 2026, we used $590.6 million to repay the term loans under the 2020 Credit Agreement, received $456.0 million in net proceeds from the term loan under the 2026 Credit Agreement (as defined below) and paid $7.0 million for related debt issuance costs. During the six months ended June 30, 2025, we used $28.7 million for share repurchases of our Class A common stock, $8.9 million for tax receivable agreement payments, $5.2 million for cash distribution payments to the noncontrolling interest holders and $2.9 million to repay a portion of the outstanding indebtedness under our Original Term Loan. During the six months ended June 30, 2026 and 2025, we used $4.9 million and $5.7 million, respectively, for shares withheld to satisfy employee tax withholding requirements upon vesting of restricted stock units.
Indebtedness
Credit Agreement
On April 24, 2026, certain of our subsidiaries entered into the 2026 Credit Agreement providing for a senior secured term loan facility in an aggregate principal amount of $475.0 million. The term loan was issued with a $28.5 million discount and will mature on April 24, 2030. It bears interest, at the borrower's election, at a rate equal to the Term SOFR plus 8.0% or a base rate plus 7.0%. The interest rate in effect as of June 30, 2026 was 11.62%. The loan amortizes in equal monthly installments, with annual amortization of 12.5% of the original principal amount in year one and 15.0% thereafter, and is subject to customary mandatory prepayments, including from excess cash flow and certain asset sale proceeds. The obligations are secured by substantially all of the assets of Buzz Finco LLC (the “Borrower”), one of our wholly owned subsidiaries, and certain of the Borrower's subsidiaries that guarantee the obligation. We incurred issuance costs of approximately $6.7 million in connection with the 2026 Credit Agreement. As of June 30, 2026, the outstanding balance under the 2026 Credit Agreement was $475.0 million.

In addition, on April 24, 2026, certain of our subsidiaries entered into the 2026 Revolving Credit Agreement providing for a senior secured revolving credit facility in an aggregate principal committed amount of $50.0 million, including $10.0 million of letters of credit capacity, maturing on January 23, 2030. The 2026 Revolving Credit Facility is available for general corporate purposes and working capital. Borrowings under the 2026 Revolving Credit Agreement bear interest, at the borrower's election, at a rate equal to Term SOFR plus 4.00% or the base rate plus 3.00%. The 2026 Revolving Credit Agreement requires the payment of an unused commitment fee ranging from 0.375% to 0.5% per annum on undrawn commitments, based on our total leverage ratio, as well as customary letter of credit fees and an annual administrative agency fee. As of June 30, 2026, amounts available under the revolving credit facility were $50.0 million. We incurred issuance costs of approximately $0.7 million in connection with the 2026 Revolving Credit Agreement.
The 2026 Credit Agreement and the 2026 Revolving Credit Agreement contain customary events of default and financial affirmative and negative covenants, including limitations on additional indebtedness, liens, restricted payments and investments, and contain financial maintenance covenants, including a maximum consolidated total leverage ratio of 3.00 to 1.00 with incremental step downs over time to reach 2.00 to 1.00 on June 30, 2028, and a minimum liquidity requirement of $25.0 million, increasing to $50.0 million after the five month anniversary of the closing date of the credit agreements. As of June 30, 2026, and at all times during the six months ended June 30, 2026, we were in compliance with the financial debt covenants.

Prior to entering into the 2026 Credit Agreement and 2026 Revolving Credit Agreement, certain of our subsidiaries, including the Borrower, were party to a credit agreement (as amended, the “2020 Credit Agreement”), pursuant to which we borrowed an aggregate principal amount of $575.0 million through a seven-year term loan (“Original Term Loan”) and $275.0 million through a seven-year incremental term loan (the “Incremental Term Loan,” and collectively with the Original Term Loan, the “Term Loans”). The proceeds from the 2026 Credit Agreement, together with cash on hand, were used to repay in full and terminate our outstanding indebtedness under the 2020 Credit Agreement. In addition, the 2020 Credit Agreement provided for a $50.0 million senior secured revolving credit facility (the “2020 Revolving Credit Facility”), which was originally scheduled to mature on June 17, 2026 and included $25.0 million of letters of credit capacity. The 2020 Revolving Credit Facility was terminated on April 24, 2026 in connection with our entry into the 2026 Revolving Credit Agreement. In connection with the repayment of the Term Loans and the termination of the 2020 Revolving Credit Facility, we recognized a loss of $1.5 million on extinguishment of debt, primarily related to the write-off of unamortized debt issuance costs during the three and six months ended June 30, 2026.

Contractual Obligations and Contingencies
The following table summarizes our contractual obligations as of June 30, 2026:

	Payments due
(In thousands)	Total	Less than 1 year	More than 1 year
Long-term debt, including interest	$475,000	$59,375	$415,625
Operating lease liabilities, including imputed interest	9,278	4,184	5,094
Other (1)	55,489	9,077	46,412
Total	$539,767	$72,636	$467,131
(1) We have contractual obligations with various third parties. On December 12, 2025, we amended an agreement with one of our third-party service providers related to cloud services. Under the amended terms, we are committed to pay minimum amounts to the third-party over five consecutive years beginning in December 2025 for a total amount of $56.0 million. If we fail to meet a minimum annual commitment in any period or upon early termination as defined in the agreement, we will be required to pay any unsatisfied minimum commitment amounts, subject to certain rollover provisions. As of June 30, 2026, our minimum commitment remaining with this third-party is $46.2 million. In addition, we have an agreement with another third party related to cloud services, under which we are committed to pay a total of $12.4 million over a period of 36 months beginning October 2024. At the end of the 36 months, or upon early termination, any unused consumption capacity will expire unless a renewal agreement is executed. As of June 30, 2026, our total commitment fee remaining with this third-party was $3.7 million. The remaining contractual obligation of $5.6 million as of June 30, 2026 relates to individually immaterial contractual obligations with various other third-party service providers.
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
Critical Accounting Policies and Estimates
We have discussed the estimates and assumptions that we believe are critical because they involve a higher degree of judgment in their application and are based on information that is inherently uncertain in our 2025 Form 10-K for the year ended December 31, 2025. There have been no significant changes to these accounting policies and estimates for the six months ended June 30, 2026.
Related Party Transactions
For discussions of related party transactions, see Note 11, Related Party Transactions, to the condensed consolidated financial statements included in “Item 1 - Financial Statements (Unaudited).”
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Foreign Currency Exchange Risk
We conduct business in certain foreign markets, primarily in the United Kingdom and the European Union. For the three months ended June 30, 2026 and 2025, revenue outside of the United States accounted for 58.5% and 55.7% of consolidated revenue, respectively. For the six months ended June 30, 2026 and 2025, revenue outside of the United States accounted for 58.2% and 54.6% of consolidated revenue, respectively. Our primary exposure to foreign currency exchange risk is the underlying paying user’s functional currency other than the U.S. Dollar, primarily the British Pound and Euro. As foreign currency exchange rates change, translation of the statements of operations of our international businesses into U.S. dollars affects year-over-year comparability of operating results. The average Euro versus the U.S. Dollar exchange rate was 2.6% and 6.9% higher in the three and six months ended June 30, 2026 compared to the three and six months ended June 30, 2025, respectively. The average British Pound versus the U.S. Dollar exchange rate was 0.5% and 3.8% higher in the three and six months ended June 30, 2026 compared to the three and six months ended June 30, 2025, respectively.
Our continued international expansion increases our exposure to exchange rate fluctuations and as a result such fluctuations could have a significant impact on our future results of operations. We performed a sensitivity analysis as of June 30, 2026 and 2025. A hypothetical 10% change in British Pound and Euro, relative to the U.S. Dollar, would have changed revenue by $11.1 million and $12.3 million for the six months ended June 30, 2026 and 2025, respectively, with all other variables held constant. This accounts for 2.6% and 2.5% of total revenue for the six months ended June 30, 2026 and 2025, respectively.

Beginning in the third quarter of 2025, we entered into foreign currency forward contracts to manage the volatility of cash flows from revenues transactions denominated in foreign currencies, primarily in Euro. Changes in the fair value of these foreign currency contracts are recorded as a component of Accumulated Other Comprehensive Income until the forecasted transaction occurs, at which point the related gain and losses are reclassified into earnings. As of June 30, 2026, the notional value of our foreign exchange forward contracts in U.S. dollar equivalents was $8.9 million.
We performed a sensitivity analysis to determine the effects that market risk exposures may have on the fair values of our foreign currency contracts. To perform the sensitivity analysis, we assessed the risk of changes in fair values from the effect of hypothetical changes in foreign currency exchange rates. This analysis assumes a like movement by the foreign currencies in our hedge portfolio against the U.S. Dollar. As of June 30, 2026, a 10% appreciation in the value of the U.S. Dollar versus the Euro would result in a net increase in the fair value of our derivative by $0.9 million and a 10% decline in the value of the U.S. Dollar versus the Euro would result in a net decrease in the fair value of our derivatives by $0.9 million.
Interest Rate Risk
On April 24, 2026, the Company entered into the 2026 Credit Agreement. The proceeds from the 2026 Credit Agreement, together with cash on hand, were used to repay in full and terminate the Company's outstanding indebtedness under the 2020 Credit Agreement. At June 30, 2026, we had outstanding debt with a carrying value of $451.0 million under the 2026 Credit Agreement. With consideration of the financial impact of our interest rate swaps, a hypothetical interest rate increase of 1% would have increased interest expense for the three and six months ended June 30, 2026 by $0.4 million and $1.0 million, respectively, based upon the outstanding debt balances and interest rates in effect during that period.
Borrowings under our 2026 Credit Agreement bear interest at a variable market rate. In order to reduce the financial impact of increases in interest rates, we have two interest rate swaps with a total notional amount of $350.0 million that fix the variable interest rate element on $350.0 million of the long-term debt at a rate of 3.18%. These interest rate swaps expire in January 2027.
For additional information, see Note 8, Debt, to the unaudited condensed consolidated financial statements included in “Item 1 - Financial Statements (Unaudited).”
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Bumble’s management conducted an evaluation, under the supervision and with the participation of its Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and our disclosure controls and procedures (as defined by Rule 13a-15(e) and 15d-15(e) of the Exchange Act) at June 30, 2026. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time period specified in the rules and forms of the SEC, and that such information is accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Based upon the evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective at June 30, 2026.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings.
See Note 13, Commitments and Contingencies—Litigation, to our unaudited condensed consolidated financial statements included in Part I, “Item 1—Financial Statements (Unaudited)” of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.
Item 1A. Risk Factors.
For a discussion of our risk factors, see Part I, “Item 1A—Risk Factors” of our 2025 Form 10-K and Part II, “Item 1A—Risk Factors” of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2026. Refer also to the other information set forth in this Quarterly Report on Form 10-Q, including in the “Special Note Regarding Forward-Looking Statements,” and in Part I, “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Item 1—Financial Statements (Unaudited).”
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities
We have a share repurchase program authorizing the repurchase of up to $450.0 million of our outstanding Class A common stock with repurchases under the program to be made on a discretionary basis from time to time, subject to general business and market conditions and other investment opportunities, through open market purchases or other means, including privately negotiated transactions. During the second quarter of 2026, we did not purchase any shares under the program, which had remaining authorization of $50.1 million as of June 30, 2026.
Item 5. Other Information
Director Resignations and Board Committee Appointments
On August 3, 2026, Elisa A. Steele notified our Board of Directors (the “Board”) of her decision to resign from the Board, effective as of August 10, 2026. Ms. Steele elected to step away for personal reasons and her decision to resign was not the result of any disagreement (i) with the Company, the Company’s management or any other member of the Board or (ii) on any matter relating to the Company’s operations, policies or practices. Bumble and the Board wish to thank Ms. Steele for her service and contributions to the Company.
On August 5, 2026, Martin Brand notified our Board of his decision to resign from the Board, effective as of August 10, 2026. Mr. Brand’s decision to resign from the Board is not the result of any disagreement (i) with the Company, the Company’s management or any other member of the Board or (ii) on any matter relating to the Company’s operations, policies, or practices. Bumble and the Board wish to thank Mr. Brand for his service and contributions to the Company.
In connection with Ms. Steele’s resignation, the Board appointed Ms. Pamela A. Thomas-Graham, an existing member of the Compensation Committee of the Board (the “Compensation Committee”), to serve as Chair of the Compensation Committee; appointed Sissie L. Hsiao to serve as a member of the Compensation Committee; and appointed Ann Mather to serve as a member of the Audit and Risk Committee of the Board, in each case effective as of August 10, 2026.

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

3.1	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on February 16, 2021).
3.2	Amended and Restated Bylaws of the Registrant, effective as of March 16, 2026 (incorporated by reference to Exhibit 3.2 to the Registrant's Annual Report on Form 10-K filed on March 16, 2026).
10.1
Term Loan Credit Agreement, dated as of April 24, 2026, by and among the lenders party thereto, Guggenheim Credit Services, LLC, as administrative agent, Alter Domus (US) LLC, as collateral agent, Buzz BidCo, L.L.C., Buzz Finco L.L.C. and certain subsidiaries of Buzz Finco L.L.C, as guarantors (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q filed on May 6, 2026).

10.2
Senior Priority Revolving Credit Agreement, dated as of April 24, 2026, by and among Buzz BidCo, L.L.C., Buzz Finco L.L.C., the guarantors party thereto, the lenders party thereto, the letter of credit issuers and swing line lenders party thereto, Citibank, N.A, as administrative agent and Alter Domus (US) LLC, as collateral agent (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q filed on May 6, 2026).

10.3
First Amendment to Employment Agreement, dated May 1, 2026, by and between Bumble Trading LLC and Kevin Cook (incorporated by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q filed on May 6, 2026).†

10.4
First Amendment to Employment Agreement, dated May 1, 2026, by and between Bumble Trading LLC and Deirdre Runnette (incorporated by reference to Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q filed on May 6, 2026).†

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

BUMBLE INC.

Date: August 6, 2026	By:	/s/ Whitney Wolfe Herd
Whitney Wolfe Herd
Chief Executive Officer

Date: August 6, 2026	By:	/s/ Kevin D. Cook
Kevin D. Cook
Chief Financial Officer