Form 10-Q
period 2026-09-30
Bumble Inc.
filed 2026-11-04
CIK 1830043

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_______________________
FORM 10-Q
_______________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 31, 2026, Bumble Inc. had 154,857,999 shares of Class A common stock, par value $0.01 per share, outstanding and 16 shares of Class B common stock, par value $0.01 per share, outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q, or this Quarterly Report, contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements reflect the current views of management of Bumble Inc. with respect to, among other things, its operations, its financial performance, its industry and its business, including without limitation statements related to its strategic plans and initiatives (including its marketing approach, innovation and operationalization of AI across product, technology and its other investments). Forward-looking statements include all statements that are not historical facts. In some cases, you can identify these forward-looking statements by the use of words such as “outlook,” “believe(s),” “expect(s),” “potential,” “continue(s),” “may,” “will,” “should,” “could,” “would,” “seek(s),” “predict(s),” “intend(s),” “trends,” “plan(s),” “estimate(s),” “anticipate(s),” “projection,” “will likely result” and or the negative version of these words or other comparable words of a future or forward-looking nature. Such forward-looking statements are subject to various risks and uncertainties. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements. These factors include, but are not limited to, the following:
•risks relating to the Merger (as defined in Part II, “Item 1A—Risk Factors” of this Quarterly Report)
•our ability to retain existing members or attract new members and to convert members to paying users (including as a result of shifts in strategy)
•competition and changes in the competitive landscape of our market
•our ability to distribute our dating products through third parties, such as Apple App Store or Google Play Store, and offset related fees
•our ability to attract, hire and retain a highly qualified and diverse workforce, or maintain our corporate culture, including as such factors may be impacted by our global workforce reductions and efforts to restructure our operations
•our ability to maintain the value and reputation of our brands
•risks relating to changes to our existing brands and products, or the introduction or acquisition of new brands or products
•risks relating to certain of our international operations, including geopolitical conditions and successful expansion into new markets
•the impact of data security breaches or cyber attacks on our systems and the costs of remediation related to any such incidents
•challenges with properly managing the use of artificial intelligence, including risks from utilizing AI technology licensed from third parties
•our ability to obtain, maintain, protect and enforce intellectual property rights and successfully defend against claims of infringement, misappropriation or other violations of third-party intellectual property
•our ability to comply with complex and evolving U.S. and international laws and regulations relating to our business, including data privacy laws
•our substantial indebtedness
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

For more information regarding these and other risks and uncertainties that we face, see Part I, “Item 1A—Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2025 (“2025 Form 10-K”) and Part II, “Item 1A—Risk Factors” of this Quarterly Report. These factors should not be construed as exhaustive and we caution you that the important factors referenced above may not contain all of the factors that are important to you. Bumble Inc. undertakes no obligation to publicly update or review any forward-looking statements, whether as a result of new information, future developments or otherwise, except as required by law.
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
Certain Definitions
As used in this Quarterly Report, unless otherwise noted or the context requires otherwise, the following terms have the following meanings. Our key metrics (Bumble App Paying Users, Badoo App and Other Paying Users, Total Paying Users, Bumble App Average Revenue per Paying User, Badoo App and Other Average Revenue per Paying User, and Total Average Revenue per Paying User) were calculated excluding paying users of and revenue generated from Official, advertising and partnerships or affiliates. The Bumble For Friends app was relaunched as BFF in the United States in September 2025. The Company has not sought to generate revenue from the BFF app and therefore it is excluded from our key operating metrics as of September 30, 2026.
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
•“Total Paying Users” is the sum of Bumble App Paying Users and Badoo App and Other Paying Users.
•“Total Revenue” is the sum of Bumble App Revenue and Badoo App and Other Revenue.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited).
Bumble Inc.
Condensed Consolidated Balance Sheets
(In thousands, except share and per share information)
(Unaudited)

	September 30, 2026	December 31, 2025
ASSETS
Cash and cash equivalents	$190,258	$175,760
Accounts receivable (net of allowance of $40 and $86, respectively)	64,034	83,062
Other current assets	50,939	46,449
Total current assets	305,231	305,271
Right-of-use assets	7,518	10,198
Property and equipment (net of accumulated depreciation of $26,957 and $22,706, respectively)	3,420	6,896
Goodwill	603,459	732,715
Intangible assets, net	312,239	351,454
Deferred tax assets, net	7,353	11,429
Other noncurrent assets	6,641	7,115
Total assets	$1,245,861	$1,425,078
LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$2,008	$9,231
Deferred revenue	33,338	36,790
Accrued expenses and other current liabilities	78,070	86,226
Current portion of long-term debt, net	55,165	5,750
Total current liabilities	168,581	137,997
Long-term debt, net	382,999	582,715
Deferred tax liabilities, net	599	318
Other long-term liabilities	34,032	22,939
Total liabilities	586,211	743,969
Commitments and contingencies (Note 13)
Shareholders’ equity:
Class A common stock (par value $0.01 per share, 6,000,000,000 shares authorized; 132,857,061 shares issued and outstanding as of September 30, 2026; 129,613,455 shares issued and outstanding as of December 31, 2025)	1,330	1,297
Class B common stock (par value $0.01 per share, 1,000,000 shares authorized; 17 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively)	—	—
Preferred stock (par value $0.01; authorized 600,000,000 shares; no shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively)	—	—
Additional paid-in capital	1,828,920	1,803,905
Accumulated deficit	(1,431,823)	(1,394,230)
Accumulated other comprehensive income	155,373	159,021
Total Bumble Inc. shareholders’ equity	553,800	569,993
Noncontrolling interests	105,850	111,116
Total shareholders’ equity	659,650	681,109
Total liabilities and shareholders’ equity	$1,245,861	$1,425,078
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Bumble Inc.
Condensed Consolidated Statements of Operations
(In thousands, except per share information)
(Unaudited)

	Three Months Ended September 30, 2026	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2026	Nine Months Ended September 30, 2025
Revenue	$207,091	$246,163	$630,000	$741,493
Operating costs and expenses:
Cost of revenue	55,134	69,219	163,954	216,910
Selling and marketing expense	37,979	32,760	94,153	124,586
General and administrative expense	19,236	46,270	80,648	104,060
Product development expense	36,491	29,614	102,184	96,628
Depreciation and amortization expense	3,709	4,642	12,018	20,858
Impairment charge	—	—	169,256	408,486
Total operating costs and expenses	152,549	182,505	622,213	971,528
Operating earnings (loss)	54,542	63,658	7,787	(230,035)
Interest expense, net	(14,714)	(10,641)	(36,534)	(32,949)
Other income (expense), net	(1,570)	8,128	706	(10,546)
Income (loss) before income taxes	38,258	61,145	(28,041)	(273,530)
Income tax provision	(6,622)	(9,500)	(15,594)	(21,977)
Net earnings (loss)	31,636	51,645	(43,635)	(295,507)
Net earnings (loss) attributable to noncontrolling interests	4,383	14,307	(6,042)	(92,545)
Net earnings (loss) attributable to Bumble Inc. shareholders	$27,253	$37,338	$(37,593)	$(202,962)
Net earnings (loss) per share attributable to Bumble Inc. shareholders
Basic earnings (loss) per share	$0.21	$0.34	$(0.29)	$(1.97)
Diluted earnings (loss) per share	$0.20	$0.33	$(0.29)	$(1.97)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Bumble Inc.
Condensed Consolidated Statements of Comprehensive Operations
(In thousands)
(Unaudited)

	Three Months Ended September 30, 2026	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2026	Nine Months Ended September 30, 2025
Net earnings (loss)	$31,636	$51,645	$(43,635)	$(295,507)
Other comprehensive income (loss), net of tax:
Change in fair value of cash flow hedges	(355)	(23)	(156)	(23)
Change in foreign currency translation adjustment	486	(9,104)	(4,714)	21,076
Total other comprehensive income (loss), net of tax	131	(9,127)	(4,870)	21,053
Comprehensive income (loss)	31,767	42,518	(48,505)	(274,454)
Comprehensive income (loss) attributable to noncontrolling interests	4,401	12,014	(6,728)	(85,532)
Comprehensive income (loss) attributable to Bumble Inc. shareholders	$27,366	$30,504	$(41,777)	$(188,922)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Bumble Inc.
Condensed Consolidated Statements of Changes in Equity
Three Months Ended September 30, 2026
(In thousands, except per share amounts)
(Unaudited)

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Bumble Inc. Shareholders' Equity	Noncontrolling Interests	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balance as of June 30, 2026	131,861,482	$1,320	17	$—	$1,818,716	$(1,459,076)	$155,098	$516,058	$100,558	$616,616
Net earnings	—	—	—	—	—	27,253	—	27,253	4,383	31,636
Change in ownership interest in subsidiary	—	—	—	—	(162)	—	162	—	—	—
Stock-based compensation expense	—	—	—	—	11,633	—	—	11,633	1,860	13,493
Restricted stock units issued, net of shares withheld for taxes	995,579	10	—	—	(1,267)	—	—	(1,257)	(969)	(2,226)
Other comprehensive income, net of tax	—	—	—	—	—	—	113	113	18	131
Balance as of September 30, 2026	132,857,061	$1,330	17	$—	$1,828,920	$(1,431,823)	$155,373	$553,800	$105,850	$659,650
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Bumble Inc.
Condensed Consolidated Statements of Changes in Equity
Three Months Ended September 30, 2025
(In thousands, except per share amounts)
(Unaudited)

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Bumble Inc. Shareholders' Equity	Noncontrolling Interests	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balance as of June 30, 2025	103,951,845	$1,040	20	$—	$1,384,634	$(941,392)	$133,329	$577,611	$426,882	$1,004,493
Net earnings	—	—	—	—	—	37,338	—	37,338	14,307	51,645
Stock-based compensation expense	—	—	—	—	8,699	—	—	8,699	2,919	11,618
Impact of Tax Receivable Agreement due to exchanges of Common Units	—	—	—	—	(19,538)	—	—	(19,538)	—	(19,538)
Restricted stock units issued, net of shares withheld for taxes	347,329	3	—	—	(667)	—	—	(664)	(1,387)	(2,051)
Change in ownership interest in subsidiary	—	—	—	—	(10,874)	—	10,874	—	—	—
Exchange of Common Units for Class A common stock	8,395,159	84	—	—	78,766	—	—	78,850	(78,850)	—
Other comprehensive loss, net of tax	—	—	—	—	—	—	(6,834)	(6,834)	(2,293)	(9,127)
Balance as of September 30, 2025	112,694,333	$1,127	20	$—	$1,441,020	$(904,054)	$137,369	$675,462	$361,578	$1,037,040
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Bumble Inc.
Condensed Consolidated Statements of Changes in Equity
Nine Months Ended September 30, 2026
(In thousands, except per share amounts)
(Unaudited)

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Bumble Inc. Shareholders' Equity	Noncontrolling Interests	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2025	129,613,455	$1,297	17	$—	$1,803,905	$(1,394,230)	$159,021	$569,993	$111,116	$681,109
Net loss	—	—	—	—	—	(37,593)	—	(37,593)	(6,042)	(43,635)
Changes in ownership interest in subsidiary	—	—	—	—	(536)	—	536	—	—	—
Stock-based compensation expense	—	—	—	—	29,463	—	—	29,463	4,751	34,214
Restricted stock units issued, net of shares withheld for taxes	3,243,606	33	—	—	(3,904)	—	—	(3,871)	(3,288)	(7,159)
Partnership tax and other distributions	—	—	—	—	(8)	—	—	(8)	(1)	(9)
Other comprehensive loss, net of tax	—	—	—	—	—	—	(4,184)	(4,184)	(686)	(4,870)
Balance as of September 30, 2026	132,857,061	$1,330	17	$—	$1,828,920	$(1,431,823)	$155,373	$553,800	$105,850	$659,650
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Bumble Inc.
Condensed Consolidated Statements of Changes in Equity
Nine Months Ended September 30, 2025
(In thousands, except per share amounts)
(Unaudited)

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Deficit	Accumulated Other Comprehensive Income	Total Bumble Inc. Shareholders' Equity	Noncontrolling Interests	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount		Shares	Amount
Balance as of December 31, 2024	107,107,632	$1,071	20	$—	$1,453,483	—	$—	$(701,092)	$71,073	$824,535	$524,519	$1,349,054
Net loss	—	—	—	—	—	—	—	(202,962)	—	(202,962)	(92,545)	(295,507)
Changes in ownership interest in subsidiary					(52,256)				52,256	—	—	—
Stock-based compensation expense	—	—	—	—	15,759	—	—	—	—	15,759	6,067	21,826
Impact of Tax Receivable Agreement due to exchanges of Common Units	—	—	—	—	(17,670)	—	—	—	—	(17,670)	—	(17,670)
Cancellation of restricted shares	(809)	—	—	—	(3)	—	—	—	—	(3)	3	—
Restricted stock units issued, net of shares withheld for taxes	1,942,215	19	—	—	788	—	—	—	—	807	(8,408)	(7,601)
Exchange of Common Units for Class A common stock	8,395,159	84	—	—	78,766	—	—	—	—	78,850	(78,850)	—
Purchase of common stock	—	—	—	—	(7,924)	4,749,864	(28,921)	—	—	(36,845)	7,924	(28,921)
Partnership tax and other distributions	—	—	—	—	(1,049)			—	—	(1,049)	(4,145)	(5,194)
Retirement of treasury stock	(4,749,864)	(47)			(28,874)	(4,749,864)	28,921	—	—	—	—	—
Other comprehensive income, net of tax	—	—	—	—	—	—	—	—	14,040	14,040	7,013	21,053
Balance as of September 30, 2025	112,694,333	$1,127	20	$—	$1,441,020	—	$—	$(904,054)	$137,369	$675,462	$361,578	$1,037,040
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Bumble Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended September 30, 2026	Nine Months Ended September 30, 2025
Cash flows from operating activities:
Net loss	$(43,635)	$(295,507)
Adjustments to reconcile net loss to net cash provided by operating activities
Impairment charge	169,256	408,486
Depreciation and amortization expense	12,018	20,858
Changes in fair value of interest rate swaps	(335)	4,508
Amortization of debt discount and issuance costs	5,130	1,672
Loss on extinguishment of debt	1,485	—
Non-cash lease expense	2,863	2,430
Deferred income tax	4,235	2,832
Stock-based compensation expense	33,687	21,597
Net foreign exchange difference	(6,138)	12,868
Other, net	40	2,018
Changes in assets and liabilities:
Accounts receivable	20,498	6,049
Other current assets	(1,488)	3,416
Accounts payable	(7,250)	(2,911)
Deferred revenue	(3,452)	(4,500)
Lease liabilities	(3,347)	(2,896)
Accrued expenses and other current liabilities	97	2,836
Other, net	3,226	7,544
Net cash provided by operating activities	186,890	191,300
Cash flows from investing activities:
Capital expenditures	(8,869)	(8,945)
Net cash used in investing activities	(8,869)	(8,945)
Cash flows from financing activities:
Proceeds from term loan, net	456,000	—
Repayment of term loans	(605,407)	(29,312)
Payment of debt issuance costs	(7,514)	—
Distributions paid to noncontrolling interest holders	(9)	(5,194)
Share repurchases	—	(28,682)
Withholding tax paid on behalf of employees on stock-based awards	(7,165)	(7,789)
Payments on tax receivable agreement	—	(8,917)
Net cash used in financing activities	(164,095)	(79,894)
Effects of exchange rate changes on cash and cash equivalents	142	1,743
Net increase in cash and cash equivalents and restricted cash	14,068	104,204
Cash and cash equivalents and restricted cash, beginning of the period	179,254	207,062
Cash and cash equivalents and restricted cash, end of the period	193,322	311,266
Less restricted cash	(3,064)	(3,383)
Cash and cash equivalents, end of the period	$190,258	$307,883
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
Assuming the exchange of all outstanding Common Units for shares of Class A common stock on a one-for-one basis under the exchange agreement entered into by holders of Common Units, there would be 154,105,507 shares of Class A common stock outstanding (which does not reflect any shares of Class A common stock issuable in exchange for as-converted Incentive Units or upon settlement of certain other interests) as of September 30, 2026.
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

Note 2 - Summary of Selected Significant Accounting Policies
Included below are selected significant accounting policies including those that were added or modified during the nine months ended September 30, 2026 as a result of new transactions entered into or the adoption of new accounting policies. See Note 2, Summary of Selected Significant Accounting Policies, within the annual consolidated financial statements in our 2025 Form 10-K for the full list of our significant accounting policies.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make certain judgments, estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses. The Company’s significant estimates relate to asset impairments, potential obligations associated with legal contingencies, stock-based compensation, tax receivable agreements, and income taxes.
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
As of September 30, 2026 and December 31, 2025, the Company has classified its cash held in Russia as restricted cash due to the sanctions imposed by the Russia-Ukraine Conflict, which is included in “Other noncurrent assets” within the accompanying unaudited condensed consolidated balance sheets.
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
The Company has a share repurchase program authorizing the repurchase of up to $450.0 million of its outstanding Class A common stock with repurchases under the program to be made on a discretionary basis from time to time, subject to general business and market conditions and other investment opportunities, through open market purchases or other means, including privately negotiated transactions. There were no share repurchases during the nine months ended September 30, 2026. During the nine months ended September 30, 2025, the Company repurchased 4.7 million shares of Class A common stock for $28.7 million, excluding excise tax obligations. As of September 30, 2026, all treasury shares were retired, and a total of $50.1 million remained available for repurchase under the repurchase program.
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

During the three and nine months ended September 30, 2026 and 2025, there were no customers representing greater than 10% of total revenue.
For the periods presented, revenue across apps was as follows (in thousands):

	Three Months Ended September 30, 2026	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2026	Nine Months Ended September 30, 2025
Bumble App	$167,330	$198,799	$511,728	$602,001
Badoo App and Other	39,761	47,364	118,272	139,492
Total Revenue	$207,091	$246,163	$630,000	$741,493
Deferred Revenue
Deferred revenue consists of advance payments that are received or are contractually due in advance of the Company's performance. The Company’s deferred revenue is reported on a contract by contract basis at the end of each reporting period. The Company classifies deferred revenue as current when the term of the applicable subscription period or expected completion of the performance obligation is one year or less. The deferred revenue balance is $33.3 million and $36.8 million as of September 30, 2026 and December 31, 2025, respectively, all of which is classified as a current liability. During the three months ended September 30, 2026 and 2025, the Company recognized revenue of $2.0 million and $2.3 million, respectively, that was included in the deferred revenue balance at the beginning of each respective period. During the nine months ended September 30, 2026 and 2025, the Company recognized revenue of $36.2 million and $42.4 million, respectively, that was included in the deferred revenue balance at the beginning of each respective period.
Foreign Currencies
The Company’s condensed consolidated financial statements are presented in U.S. dollars, which is the Company’s functional currency. The financial position and operating results of foreign entities whose primary economic environment is based on their local currency are consolidated using the local currency as the functional currency. These local currency assets and liabilities are translated into U.S. dollars at the rates of exchange as of the balance sheet date, and local currency revenue and expenses of these operations are translated at average rates of exchange during the period. Translation gains and losses are included in "Accumulated other comprehensive income" as a component of shareholders’ equity. Transaction gains and losses resulting from assets and liabilities denominated in a currency other than the functional currency are included in “Other income (expense), net” in the accompanying condensed consolidated statements of operations. During the three months ended September 30, 2026 and 2025, the Company recorded a foreign currency transaction gain (loss) of $(1.5) million and $7.7 million, respectively. During the nine months ended September 30, 2026 and 2025, the Company recorded a foreign currency transaction gain (loss) of $2.3 million and $(10.4) million, respectively.
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
For the three and nine months ended September 30, 2026, the Company's effective tax rate was 17.3% and (55.6)%, respectively, which differs from the U.S. federal statutory tax rate of 21% primarily due to the geographical distribution of our earnings, inability to recognize tax benefits on losses in certain jurisdictions, nondeductible stock-based compensation, the impact of Pillar Two minimum taxes, and valuation allowance recorded against certain deferred tax assets.
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

Note 4 - Goodwill and Intangible Assets, Net
Goodwill
The changes in the carrying amount of goodwill for the period presented are as follows (in thousands):

	Gross Carrying Amount	Accumulated Impairment Charges	Net Carrying Amount
Balance as of December 31, 2025	$1,586,210	$(853,495)	$732,715
Impairment charge	—	(129,256)	(129,256)
Balance as of September 30, 2026	$1,586,210	$(982,751)	$603,459
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
Intangible Assets, Net
A summary of the Company’s intangible assets, net is as follows (in thousands):

	September 30, 2026
	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment Charges	Net Carrying Amount	Weighted-Average Remaining Useful Life (Years)
Brands - indefinite-lived	$1,511,269	$—	$(1,221,269)	$290,000	Indefinite
Developed technology	262,011	(254,486)	—	7,525	1.8
Other	26,217	(11,503)	—	14,714	2.6
Total Intangible assets, net	$1,799,497	$(265,989)	$(1,221,269)	$312,239

	December 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment Charges	Net Carrying Amount	Weighted-Average Remaining Useful Life (Years)
Brands - indefinite-lived	$1,511,269	$—	$(1,181,269)	$330,000	Indefinite
Developed technology	262,011	(251,262)	—	10,749	2.5
Other	28,445	(13,491)	(4,249)	10,705	1.9
Total Intangible assets, net	$1,801,725	$(264,753)	$(1,185,518)	$351,454
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
Amortization expense related to intangible assets, net for the three months ended September 30, 2026 and 2025 was $2.2 million and $3.0 million, respectively, and for the nine months ended September 30, 2026 and 2025 was $7.3 million and $15.7 million, respectively.
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

The following table presents the total non-recurring restructuring charges by function for the periods indicated (in thousands):

	Three Months Ended September 30, 2026	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2026	Nine Months Ended September 30, 2025
Cost of revenue	$(55)	$(125)	$428	$869
Selling and marketing	(4)	349	61	2,374
General and administrative	237	1,266	406	4,695
Product development	(44)	(299)	1,709	6,641
Total	$134	$1,191	$2,604	$14,579
The following table summarizes the restructuring-related liabilities (in thousands):

	Employee Related Benefits	Other	Total
Balance as of December 31, 2025	$384	$350	$734
Restructuring charges	2,207	397	2,604
Cash payments	(2,175)	(489)	(2,664)
Balance as of September 30, 2026	$416	$258	$674
Note 6 - Other Financial Data
Consolidated Balance Sheets Information
Other current assets are comprised of the following balances (in thousands):

	September 30, 2026	December 31, 2025
Capitalized aggregator fees	$5,904	$8,257
Prepayments	18,584	16,985
Income tax receivable	7,726	5,745
Other current assets	18,725	15,462
Total other current assets	$50,939	$46,449
Accrued expenses and other current liabilities are comprised of the following balances (in thousands):

	September 30, 2026	December 31, 2025
Payroll and related expenses	$24,517	$19,270
Marketing expenses	11,543	11,891
Professional fees	6,605	8,085
Other cost of sales	5,791	3,502
Lease liabilities	3,799	3,960
Other indirect taxes	13,369	17,688
Income tax payable	1,836	13,178
Contingent earn-out liability	14	50
Other accrued expenses and other payables	10,596	8,602
Total accrued expenses and other current liabilities	$78,070	$86,226
Other long-term liabilities are comprised of the following balances (in thousands):

	September 30, 2026	December 31, 2025
Lease liabilities	$3,954	$6,981
Other liabilities	30,078	15,958
Total other long-term liabilities	$34,032	$22,939

Note 7 - Fair Value Measurements
The following tables present the Company’s financial instruments that are measured at fair value on a recurring basis (in thousands):

	September 30, 2026
	Level 1	Level 2	Level 3	Total Fair Value Measurements
Assets:
Derivative asset - interest rate swaps	$—	$1,038	$—	$1,038
Investments in equity securities	—	—	536	536
	$—	$1,038	$536	$1,574

	December 31, 2025
	Level 1	Level 2	Level 3	Total Fair Value Measurements
Assets:
Cash equivalent - money market funds	$112,329	$—	$—	$112,329
Derivative asset - interest rate swaps	—	703	—	703
Derivative asset - foreign currency contracts	—	156	—	156
Investments in equity securities	—	—	620	620
	$112,329	$859	$620	$113,808
There were no transfers between levels between September 30, 2026 and December 31, 2025.
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
Assets and liabilities that are measured at fair value on a non-recurring basis include indefinite-lived intangible assets, long-lived assets, definite-lived intangible assets and goodwill. During the nine months ended September 30, 2026, the Company recorded impairment charges of $40.0 million for indefinite-lived intangible assets and $129.3 million for goodwill. During the year ended December 31, 2025, the Company recorded impairment charges of $370.0 million for indefinite-lived intangible assets, $3.6 million for the definite-lived intangible assets associated with Official, $4.2 million for the definite-lived intangible assets associated with trademarks, $656.2 million for goodwill and $5.0 million for intangible assets associated with Fruitz asset held for sale. The Company determined the fair value of indefinite-lived intangible assets, long-lived assets, definite-lived intangible asset and its reporting unit for goodwill impairment using unobservable inputs (Level 3), except for impairment associated with Fruitz asset held for sale in the 2025 period, for which the fair value was determined using exit price (Level 2). See Note 2, Summary of Selected Significant Accounting Policies and Note 4, Goodwill and Intangible Assets, Net for additional information.

Note 8 - Debt
Total debt is comprised of the following (in thousands):

	September 30, 2026	December 31, 2025
Term loan	$460,156	$590,563
Less: unamortized debt discount and debt issuance costs	21,992	2,098
Less: current portion of debt, net	55,165	5,750
Total long-term debt, net	$382,999	$582,715
As of September 30, 2026, the Company had outstanding borrowings under its 2026 Credit Agreement (as defined below), which matures on April 24, 2030. As of December 31, 2025, the Company had outstanding borrowings under its prior term loan facility, which was fully repaid on April 24, 2026.

Credit Agreement

On April 24, 2026, certain subsidiaries of the Company entered into a term loan credit agreement (the “2026 Credit Agreement”) providing for a senior secured term loan facility in an aggregate principal amount of $475.0 million. The term loan was issued with a $28.5 million discount and will mature on April 24, 2030. It bears interest, at the borrower's election, at a rate equal to the Term Secured Overnight Financing Rate (“Term SOFR”) plus 8.0% or a base rate plus 7.0%. The interest rate in effect as of September 30, 2026 was 11.69%. The loan amortizes in equal monthly installments, with annual amortization of 12.5% of the original principal amount for one year beginning July 2026 and 15.0% thereafter, and is subject to customary mandatory prepayments, including from excess cash flow and certain asset sale proceeds. The obligations are secured by substantially all of the assets of Buzz Finco LLC (the “Borrower”), a wholly owned subsidiary of the Company, and certain of the Borrower's subsidiaries that guarantee the obligation. The Company incurred issuance costs of approximately $7.0 million in connection with the 2026 Credit Agreement.

In addition, on April 24, 2026, certain subsidiaries of the Company entered into a senior priority revolving credit agreement (the “2026 Revolving Credit Agreement”) providing for a senior secured revolving credit facility in an aggregate principal committed amount of $50.0 million, including $10.0 million of letters of credit capacity, maturing on January 23, 2030. The 2026 Revolving Credit Facility is available for general corporate purposes and working capital. Borrowings under the 2026 Revolving Credit Agreement bear interest, at the borrower's election, at a rate equal to Term SOFR plus 4.0% or the base rate plus 3.0%. The 2026 Revolving Credit Agreement requires the payment of an unused commitment fee ranging from 0.375% to 0.5% per annum on undrawn commitments, based on the Company's total leverage ratio, as well as customary letter of credit fees and an annual administrative agency fee. As of September 30, 2026, amounts available under the revolving credit facility were $50.0 million. The Company incurred issuance costs of approximately $1.0 million in connection with the 2026 Revolving Credit Agreement.
The 2026 Credit Agreement and the 2026 Revolving Credit Agreement contain customary events of default and financial affirmative and negative covenants, including limitations on additional indebtedness, liens, restricted payments and investments, and contain financial maintenance covenants, including a maximum consolidated total leverage ratio of 3.00 to 1.00 with incremental step downs over time to reach 2.00 to 1.00 on June 30, 2028, and a minimum liquidity requirement that initially was $25.0 million and increased to $50.0 million in September 2026, following the five-month anniversary of the closing date of the credit agreements. As of September 30, 2026, and at all times during the nine months ended September 30, 2026, the Company was in compliance with all debt covenants.
Prior to entering into the 2026 Credit Agreement and 2026 Revolving Credit Agreement, certain of the Company's wholly owned subsidiaries, including the Borrower, were party to a credit agreement (as amended, the “2020 Credit Agreement”), pursuant to which the Company borrowed an aggregate principal amount of $575.0 million through a seven-year term loan (“Original Term Loan”) and $275.0 million through a seven-year incremental term loan (collectively with the Original Term Loan, the “Term Loans”). The proceeds from the 2026 Credit Agreement, together with cash on hand, were used to repay in full and terminate the Company’s outstanding indebtedness under the 2020 Credit Agreement. In addition, the 2020 Credit Agreement provided for a $50.0 million senior secured revolving credit facility (the “2020 Revolving Credit Facility”), which was originally scheduled to mature on June 17, 2026 and included $25.0 million of letters of credit capacity. The 2020 Revolving Credit Facility was terminated on April 24, 2026 in connection with the Company's entry into the 2026 Revolving Credit Agreement. In connection with the repayment of the Term Loans and the termination of the 2020 Revolving Credit Facility, the Company recognized a loss of $1.5 million on extinguishment of debt, primarily related to the write-off of unamortized debt issuance costs during the nine months ended September 30, 2026.
Interest expense, including the amortization of debt discount and debt issuance costs, was $16.6 million and $11.9 million for the three months ended September 30, 2026 and 2025, respectively. Interest expense, including the amortization of debt discount and debt issuance costs, was $41.6 million and $35.4 million for the nine months ended September 30, 2026 and 2025, respectively.

As the term loans outstanding under the 2026 Credit Agreement as of September 30, 2026 and the 2020 Credit Agreement as of December 31, 2025 were issued with floating rates of interest, the Company believes that the fair value of the obligations approximated the principal amount of the loans of each respective balance sheet date. The carrying value of the term loans represents the outstanding principal amount, less unamortized debt discount and debt issuance costs. Therefore, the carrying value of the debt, before any transaction costs, would approximate the fair value of the loan obligation based on Level 2 inputs since the term loans carry variable interest rates that were based on the Term SOFR.
Future maturities of long-term debt as of September 30, 2026, were as follows (in thousands):

Remainder of 2026	$14,843
2027	65,313
2028	71,250
2029	71,250
2030 and thereafter	237,500
Total	$460,156

Note 9 - Earnings per Share
The following table sets forth a reconciliation of the numerators used to compute the Company's basic and diluted earnings (loss) per share (in thousands):

	Three Months Ended September 30, 2026	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2026	Nine Months Ended September 30, 2025
Numerator:
Net earnings (loss)	$31,636	$51,645	$(43,635)	$(295,507)
Net earnings (loss) attributable to noncontrolling interests	4,383	14,307	(6,042)	(92,545)
Net earnings (loss) attributable to Bumble Inc. shareholders	$27,253	$37,338	$(37,593)	$(202,962)

The following table sets forth the computation of the Company's basic and diluted earnings per share (in thousands, except share amounts and per share amounts):

	Three Months Ended September 30, 2026	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2026	Nine Months Ended September 30, 2025
Basic earnings (loss) per share attributable to common stockholders
Numerator
Allocation of net earnings (loss) attributable to Bumble Inc. shareholders	$27,253	$37,339	$(37,583)	$(208,050)
Denominator
Weighted average number of shares of Class A common stock outstanding	132,421,169	108,584,387	131,138,400	105,756,522
Basic earnings (loss) per share attributable to common stockholders	$0.21	$0.34	$(0.29)	$(1.97)

Diluted earnings (loss) per share attributable to common stockholders
Numerator
Allocation of net earnings (loss) attributable to Bumble Inc. shareholders	$26,568	$36,142	$(37,583)	$(208,050)
Increase in net earnings attributable to common shareholders upon conversion of potentially dilutive Common Units	—	15,503	—	—
Net earnings (loss) attributable to common stockholders	$26,568	$51,645	$(37,583)	$(208,050)
Denominator
Number of shares used in basic computation	132,421,169	108,584,387	131,138,400	105,756,522
Add: weighted-average effect of dilutive securities
RSUs	—	4,995,143	—	—
Common Units to convert to Class A Common Stock	—	41,738,385	—	—
Weighted average shares of Class A common stock outstanding used to calculate diluted earnings (loss) per share	132,421,169	155,317,915	131,138,400	105,756,522
Diluted earnings (loss) per share attributable to common stockholders	$0.20	$0.33	$(0.29)	$(1.97)
The following table sets forth potentially dilutive securities that were excluded from the diluted earnings per share computation because the effect would be anti-dilutive, or issuance of such shares is contingent upon the satisfaction of certain conditions which were not satisfied by the end of the periods:

	Three Months Ended September 30, 2026	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2026	Nine Months Ended September 30, 2025
Time-vesting awards:
Options	1,349,086	1,799,775	1,349,086	1,799,775
RSUs	14,277,677	—	14,277,677	14,843,565
Incentive units	—	35,952	—	35,952
Total time-vesting awards	15,626,763	1,835,727	15,626,763	16,679,292

Exit-vesting awards:
Options	—	58,062	—	58,062
Total exit-vesting awards	—	58,062	—	58,062
Total	15,626,763	1,893,789	15,626,763	16,737,354

Note 10 - Stock-based Compensation
Total stock-based compensation expense was as follows:

(In thousands)	Three Months Ended September 30, 2026	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2026	Nine Months Ended September 30, 2025
Cost of revenue	$175	$(135)	$307	$213
Selling and marketing expense	971	719	2,560	470
General and administrative expense	5,798	6,357	16,961	5,970
Product development expense	6,406	4,669	13,859	14,944
Total stock-based compensation expense	$13,350	$11,610	$33,687	$21,597
During the three and nine months ended September 30, 2026, stock-based compensation expense was higher compared to the same period in 2025, primarily due to higher forfeitures in the 2025 periods and new equity awards granted. Negative amounts represent expense reversals associated with forfeitures that exceeded expenses recognized during the periods presented.
Incentive Units in Bumble Holdings
As of December 31, 2025, 11,978 time-vesting incentive units with a weighted-average participation threshold of $43.00 were unvested, all of which vested during the nine months ended September 30, 2026. All exit-vesting incentive units were fully vested as of December 31, 2025.
Restricted Shares of Class A Common Stock in Bumble Inc.
All time-vesting and exit-vesting restricted shares of Class A common stock were fully vested as of December 31, 2025.
RSUs in Bumble Inc.
All exit-vesting restricted stock units (“RSUs”) were fully vested as of December 31, 2025. The following table summarizes information around time-vesting RSUs in the Company:

	Number of Awards	Weighted-Average Grant Date Fair Value
Unvested as of December 31, 2025	15,568,163	$6.20
Granted	7,241,277	3.10
Vested	(5,514,590)	6.20
Forfeited	(3,017,173)	6.45
Unvested as of September 30, 2026	14,277,677	$4.54
During the nine months ended September 30, 2026 and 2025, the total fair value of vested RSUs as of the respective vesting dates was $17.5 million and $19.1 million, respectively. As of September 30, 2026, total unrecognized compensation cost related to the time-vesting RSUs was $25.9 million, which is expected to be recognized over a weighted-average period of 1.4 years.

Options
As of December 31, 2025, 42,227 exit-vesting options with a weighted-average exercise price of $43.00 per share and a weighted-average grant date fair value of $22.21 per share were outstanding, all of which expired during the nine months ended September 30, 2026.
The following table summarizes the Company’s option activity as it relates to time-vesting stock options:

	Number of Options	Weighted-Average Exercise Price Per Share	Weighted-Average Grant Date Fair Value Per Share	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2025	1,633,422	$19.81	$11.21
Forfeited	(38,932)	8.90	5.46
Expired	(245,404)	39.87	20.73
Outstanding as of September 30, 2026	1,349,086	16.48	9.66	7.0	$—
Exercisable as of September 30, 2026	927,438	$18.93	$10.91	6.6	$—
As of September 30, 2026, total unrecognized compensation cost related to the time-vesting options was $0.7 million, which is expected to be recognized over a weighted-average period of 1.6 years.
The weighted-average exercise price exceeded the market price as of September 30, 2026, and as such, resulted in the aggregate intrinsic value to be negative for all of the Company’s stock options (referred to as “out-of-the money”).
Note 11 - Related Party Transactions
In the ordinary course of operations, the Company enters into transactions with related parties, as discussed below (in thousands).

Related Party relationship	Type of Transaction	Financial Statement Line	Three Months Ended September 30, 2026	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2026	Nine Months Ended September 30, 2025
Other	Marketing costs	Selling and marketing expense	$178	$92	$390	$2,393
Other	Moderator costs	Cost of revenue	1,553	2,236	4,892	6,535
Shareholder	Consulting	General and administrative expense	—	550	111	550
Other	Advertising revenue	Revenue	448	777	1,650	1,599
Other	Tax receivable agreement liability remeasurement expense	Other income (expense), net	—	(186)	—	700
Other	Subscription costs	General and administrative expense	14	—	103	—
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
Revenue by major geographic region is based upon the location of the customers who receive the Company's services. The information below summarizes revenue by geographic area, based on customer location (in thousands):

	Three Months Ended September 30, 2026		Three Months Ended September 30, 2025		Nine Months Ended September 30, 2026		Nine Months Ended September 30, 2025
United States	$85,216	41%	$106,223	43%	$261,800	42%	$331,304	45%
Rest of the world	121,875	59%	139,940	57%	368,200	58%	410,189	55%
Total	$207,091	100%	$246,163	100%	$630,000	100%	$741,493	100%
The United States is the only country with revenues of 10% or more of the Company's total revenue for the three and nine months ended September 30, 2026 and 2025.
As the Company operates its business under one segment, there is no difference between its segment assets and the total consolidated assets. The information below summarizes property and equipment, net by geographic area (in thousands):

	September 30, 2026	December 31, 2025
United Kingdom	$1,382	$2,172
United States	1,418	2,268
Czech Republic	469	1,915
Rest of the world	151	541
Total	$3,420	$6,896
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
Litigation
We are subject to various legal proceedings, claims, and governmental inspections, audits or investigations arising out of our business which cover matters such as general commercial, consumer protection, governmental regulations, product liability, privacy, safety, environmental, intellectual property, employment, personal injury and other actions that are incidental to our business.
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
Legal expenses are included in “General and administrative expense” in the accompanying unaudited condensed consolidated statements of operations. As of September 30, 2026 and December 31, 2025, the Company determined that no provisions were required, reflecting its assessment that any potential obligations related to its litigation matters were not probable or reasonably estimable at those dates. During the three and nine months ended September 30, 2026, the Company did not make any payments to settle litigation matters.
Purchase Commitments
On December 12, 2025, the Company amended an agreement with one of its third-party service providers related to cloud services. Under the amended terms, the Company is committed to pay a minimum of $56.0 million over five consecutive years beginning in December 2025. If the Company fails to meet a minimum annual commitment in any period or upon early termination as defined in the agreement, the Company will be required to pay any unsatisfied minimum commitment amounts, subject to certain rollover provisions. As of September 30, 2026, the minimum commitment remaining with this third-party was $37.7 million. In addition, the Company has an agreement with another third-party service provider related to cloud services, under which the Company is committed to pay a total of $12.4 million over a period of 36 months beginning October 2024. At the end of the 36 months or upon early termination as defined in the agreement, any unused consumption capacity will expire unless a renewal agreement is executed. As of September 30, 2026, the total commitment fee remaining with this third-party was $4.3 million.
Note 14 - Subsequent Event
On October 12, 2026, the Company entered into a definitive merger agreement pursuant to which the Company will be acquired by Ithaca Holdco, Inc. in an all-cash transaction valued at approximately $1.3 billion. Under the terms of the agreement, holders of the Company's Class A common stock (other than dissenting shares, cancelled shares or shares subject to the rollover) will receive $6.05 per share in cash. The transaction has been approved by the Company's Board of Directors, and the requisite stockholder approval has been obtained. Completion of the transaction remains subject to customary closing conditions, including applicable regulatory approvals. Upon completion, the Company will become privately held, and its Class A common stock will cease to be publicly traded.
In connection with the proposed merger transaction, on October 12, 2026, Beehive Holdings III, LP, an entity affiliated with the Company's Founder, exchanged 21.2 million Common Units for an equal number of shares of the Company's Class A common stock. As a result of the exchange, the noncontrolling ownership interest in Bumble Holdings decreased from 13.8% on September 30, 2026 to less than 0.1%.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of the financial condition and results of operations of Bumble Inc. in conjunction with our unaudited condensed consolidated financial statements and related notes included elsewhere in Part I, “Item 1 – Financial Statements (Unaudited).” This discussion contains forward-looking statements that involve risks and uncertainties about our business and operations. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include, without limitation, those discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and those identified under “Special Note Regarding Forward-Looking Statements” herein and Part I, “Item 1A—Risk Factors" in our 2025 Form 10-K.
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
Take-Private Transaction
On October 12, 2026, we entered into a definitive merger agreement to be acquired by Ithaca Holdco, Inc. in an all-cash transaction valued at approximately $1.3 billion. Under the terms of the agreement, holders of our Class A common stock (other than dissenting shares, cancelled shares or shares subject to the rollover) will receive $6.05 per share in cash. The transaction has been approved by our Board of Directors, and the requisite stockholder approval has been obtained. Completion of the transaction remains subject to customary closing conditions, including applicable regulatory approvals. Upon completion, we will become privately held, and our Class A common stock will cease to be publicly traded. For additional information, refer to Note 14, “Subsequent Event,” to our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Quarter ended September 30, 2026 Consolidated Results
For the three months ended September 30, 2026 and 2025, we generated:
•Total revenue of $207.1 million and $246.2 million, respectively;
•Bumble App Revenue of $167.3 million and $198.8 million, respectively;
•Badoo App and Other Revenue of $39.8 million and $47.4 million, respectively;
•Net earnings of $31.6 million, or 15.3% of revenue, compared to net earnings of $51.6 million, or 21.0% of revenue; and
•Adjusted EBITDA of $60.5 million and $83.1 million, respectively, representing Adjusted EBITDA margins of 29.2% and 33.7%, respectively.
Year-to-Date ended September 30, 2026 Consolidated Results
For the nine months ended September 30, 2026 and 2025, we generated:
•Total revenue of $630.0 million and $741.5 million, respectively;
•Bumble App Revenue of $511.7 million and $602.0 million, respectively;
•Badoo App and Other Revenue of $118.3 million and $139.5 million, respectively;
•Net loss of $43.6 million, or (6.9)% of revenue, which included a $169.3 million impairment charge, compared to net loss of $295.5 million, or (39.9)% of revenue, which included a $408.5 million impairment charge;
•Adjusted EBITDA of $216.0 million and $242.1 million, respectively, representing Adjusted EBITDA margins of 34.3% and 32.6%, respectively;
•Net cash provided by operating activities of $186.9 million and $191.3 million, respectively *; and
•Free cash flow of $178.0 million and $182.4 million, respectively, representing free cash flow conversion of 82.4% and 75.3%, respectively.

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
The following metrics were calculated excluding paying users of and revenue generated from Official, advertising and partnerships or affiliates. The Bumble For Friends app was relaunched as BFF in the United States in September 2025. The Company has not sought to generate revenue from the BFF app and therefore it is excluded from our key operating metrics as of September 30, 2026.

(In thousands, except ARPPU)	Three Months Ended September 30, 2026	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2026	Nine Months Ended September 30, 2025
Bumble App Paying Users	1,990.5	2,344.1	2,049.9	2,517.4
Badoo App and Other Paying Users	1,085.3	1,230.8	1,083.2	1,271.5
Total Paying Users(1)	3,075.8	3,574.9	3,133.1	3,789.0
Bumble App Average Revenue per Paying User	$28.02	$28.27	$27.74	$26.57
Badoo App and Other Average Revenue per Paying User	$11.34	$11.91	$11.27	$11.39
Total Average Revenue per Paying User	$22.14	$22.64	$22.04	$21.48
(1) The sum of individual metrics may not always equal total amounts indicated due to rounding.

(In thousands, except per share data and percentages)	Three Months Ended September 30, 2026	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2026	Nine Months Ended September 30, 2025
Condensed Consolidated Statements of Operations Data:
Revenue	$207,091	$246,163	$630,000	$741,493
Net earnings (loss)	31,636	51,645	(43,635)	(295,507)
Net earnings (loss) attributable to Bumble Inc. shareholders	27,253	37,338	(37,593)	(202,962)
Net earnings (loss) per share attributable to Bumble Inc. shareholders
Basic earnings (loss) per share	$0.21	$0.34	$(0.29)	$(1.97)
Diluted earnings (loss) per share	$0.20	$0.33	$(0.29)	$(1.97)

(In thousands)	September 30, 2026	December 31, 2025
Condensed Consolidated Balance Sheets Data:
Total assets	$1,245,861	$1,425,078
Cash and cash equivalents	190,258	175,760
Long-term debt, net including current maturities	438,164	588,465
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
Growth Strategy
During the pendency of the Merger, we expect to continue our previously disclosed growth strategy, which is intended to deliver durable member value and drive long-term sustainable revenue. As part of this strategy, we have focused on fostering a vibrant and healthy membership base and improving the member experience through product innovation, including modernizing our technology and increased use of artificial intelligence in our products and in the optimization of our operations. To align with these priorities, we have rebalanced our marketing investment, increasing our focus on brand and organic demand generation while optimizing performance marketing to efficiently acquire high-quality, incremental members who strengthen the health of our membership base. As we transition from the completion of the quality reset to our membership base, our primary focus has shifted to improving the member experience through product innovation, enabled by our ongoing investment in a more modern technology platform, including application re-architecture, migration to cloud hosting, and adoption of select vendor solutions to replace certain homegrown systems. As we address these areas of focus, our revenue and paying users have been, and may continue to be, negatively impacted in the short term. Furthermore, if we do not successfully implement this strategy, our business, financial condition and results of operations could be materially adversely affected.
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

Debt Refinancing
In April 2026, certain of our subsidiaries entered into a term loan credit agreement (the “2026 Credit Agreement”) providing for a term loan facility in an aggregate principal amount of $475.0 million, which matures in April 2030. We used proceeds from the 2026 Credit Agreement, together with cash on hand, to repay in full and terminate our existing indebtedness under the 2020 Credit Agreement (as defined in “Liquidity and Capital Resources” below). The 2026 term loan bears interest, at the borrower's election, at a rate equal to the Term Secured Overnight Financing Rate (“Term SOFR”) plus 8.0% or a base rate plus 7.0%. As of September 30, 2026, the interest rate in effect for the 2026 term loan was 11.69%, compared with interest rates of 7.17% and 7.67% for the Original Term Loan and Incremental Term Loan, respectively, under the 2020 Credit Agreement (each as defined in “Liquidity and Capital Resources” below) as of September 30, 2025. In connection with the April 2026 debt refinancing, we recognized a loss on extinguishment of debt of approximately $1.5 million, consisting primarily of the write-off of unamortized debt issuance costs, during the nine months ended September 30, 2026. For additional information, see Note 8, Debt, to our unaudited condensed consolidated financial statements included in Part I, “Item 1 – Financial Statements (Unaudited)” of this Quarterly Report on Form 10-Q.
Share Repurchase Program
We have a share repurchase program authorizing the repurchase of up to $450.0 million of our outstanding Class A common stock with repurchases under the program to be made on a discretionary basis from time to time, subject to general business and market conditions and other investment opportunities, through open market purchases or other means, including privately negotiated transactions. During the nine months ended September 30, 2026, we did not repurchase any shares of Class A common stock. During the nine months ended September 30, 2025, we repurchased 4.7 million shares of Class A common stock for $28.7 million, excluding excise tax obligations. As of September 30, 2026, a total of $50.1 million remains available for repurchase under the repurchase program.
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
Impairment Charges
During the three months ended June 30, 2026, we identified a triggering event related to a sustained decline in our stock price and the resulting decrease in our market capitalization. As a result, we performed an interim impairment test. Based on the results of the test, we recognized impairment charges of $40.0 million for indefinite-lived intangible assets and $129.3 million for goodwill during the nine months ended September 30, 2026.
During the three months ended June 30, 2025, we identified a potential impairment triggering event related to our indefinite-lived assets and goodwill. The triggering event was related to our revised 2025 outlook, which reflects a strategic shift to improve the health of our membership base. As a result, we performed an interim impairment test. Based on the results of the test, we recognized impairment charges of $140.0 million for indefinite-lived intangible assets and $258.1 million for goodwill during the three months ended June 30, 2025. We also recorded an impairment charge of $6.8 million during the three months ended June 30, 2025 in conjunction with the classification of Fruitz to held for sale. In addition, during the nine months ended September 30, 2025, we recognized impairment charges of $3.6 million for the Official asset group due to the then-anticipated discontinuation of the Official app.
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
Results of Operations
The following table sets forth our unaudited condensed consolidated statements of operations information for the periods presented:

(In thousands)	Three Months Ended September 30, 2026	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2026	Nine Months Ended September 30, 2025
Revenue	$207,091	$246,163	$630,000	$741,493
Operating costs and expenses:
Cost of revenue	55,134	69,219	163,954	216,910
Selling and marketing expense	37,979	32,760	94,153	124,586
General and administrative expense	19,236	46,270	80,648	104,060
Product development expense	36,491	29,614	102,184	96,628
Depreciation and amortization expense	3,709	4,642	12,018	20,858
Impairment charge	—	—	169,256	408,486
Total operating costs and expenses	152,549	182,505	622,213	971,528
Operating earnings (loss)	54,542	63,658	7,787	(230,035)
Interest expense, net	(14,714)	(10,641)	(36,534)	(32,949)
Other income (expense), net	(1,570)	8,128	706	(10,546)
Income (loss) before income taxes	38,258	61,145	(28,041)	(273,530)
Income tax provision	(6,622)	(9,500)	(15,594)	(21,977)
Net earnings (loss)	31,636	51,645	(43,635)	(295,507)
Net earnings (loss) attributable to noncontrolling interests	4,383	14,307	(6,042)	(92,545)
Net earnings (loss) attributable to Bumble Inc. shareholders	$27,253	$37,338	$(37,593)	$(202,962)

The following table sets forth our unaudited condensed consolidated statements of operations information as a percentage of revenue for the periods presented:

	Three Months Ended September 30, 2026	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2026	Nine Months Ended September 30, 2025
Revenue	100.0%	100.0%	100.0%	100.0%
Operating costs and expenses:
Cost of revenue	26.6%	28.1%	26.0%	29.3%
Selling and marketing expense	18.3%	13.3%	14.9%	16.8%
General and administrative expense	9.3%	18.8%	12.8%	14.0%
Product development expense	17.6%	12.0%	16.2%	13.0%
Depreciation and amortization expense	1.8%	1.9%	1.9%	2.8%
Impairment charge	—%	—%	26.9%	55.1%
Total operating costs and expenses	73.7%	74.1%	98.8%	131.0%
Operating earnings (loss)	26.3%	25.9%	1.2%	(31.0%)
Interest expense, net	(7.1%)	(4.3%)	(5.8%)	(4.4%)
Other income (expense), net	(0.8%)	3.3%	0.1%	(1.4%)
Income (loss) before income taxes	18.5%	24.8%	(4.5%)	(36.9%)
Income tax provision	(3.2%)	(3.9%)	(2.5%)	(3.0%)
Net earnings (loss)	15.3%	21.0%	(6.9%)	(39.9%)
Net earnings (loss) attributable to noncontrolling interests	2.1%	5.8%	(1.0%)	(12.5%)
Net earnings (loss) attributable to Bumble Inc. shareholders	13.2%	15.2%	(6.0%)	(27.4%)
The following table sets forth the stock-based compensation expense, included in operating costs and expenses:

(In thousands)	Three Months Ended September 30, 2026	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2026	Nine Months Ended September 30, 2025
Cost of revenue	$175	$(135)	$307	$213
Selling and marketing expense	971	719	2,560	470
General and administrative expense	5,798	6,357	16,961	5,970
Product development expense	6,406	4,669	13,859	14,944
Total stock-based compensation expense	$13,350	$11,610	$33,687	$21,597
During the three and nine months ended September 30, 2026, stock-based compensation expense was higher compared to the same period in 2025, primarily due to higher forfeitures in the 2025 periods and new equity awards granted. Negative amounts represent expense reversals associated with forfeitures that exceeded expenses recognized during the periods presented.

Comparison of the Three and Nine Months Ended September 30, 2026 and 2025
Revenue

	Three Months Ended September 30, 2026	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2026	Nine Months Ended September 30, 2025
Bumble App	$167,330	$198,799	$511,728	$602,001
Badoo App and Other	39,761	47,364	118,272	139,492
Total Revenue	$207,091	$246,163	$630,000	$741,493
Total Revenue was $207.1 million for the three months ended September 30, 2026, compared to $246.2 million for the same period in 2025. The decrease was primarily driven by a decline in Total Paying Users and, to a lesser extent, a decline in Total ARPPU.
Bumble App Revenue was $167.3 million for the three months ended September 30, 2026, compared to $198.8 million for the same period in 2025. This decrease was primarily driven by a 15.1% decline in Bumble App Paying Users to 2.0 million, and, to a lesser extent, a 0.9% decline in Bumble App ARPPU to $28.02.
Badoo App and Other Revenue was $39.8 million for the three months ended September 30, 2026, compared to $47.4 million for the same period in 2025. This decrease was primarily driven by an 11.8% decline in Badoo App and Other Paying Users to 1.1 million and a 4.8% decline in Badoo App and Other ARPPU to $11.34.
Revenue was $630.0 million for the nine months ended September 30, 2026, compared to $741.5 million for the same period in 2025. The decrease was primarily driven by a decline in Total Paying Users, partially offset by an increase in Total ARPPU and favorable fluctuations in foreign currency exchange rates.
Bumble App Revenue was $511.7 million for the nine months ended September 30, 2026, compared to $602.0 million for the same period in 2025. This decrease was primarily driven by an 18.6% decline in Bumble App Paying Users to 2.0 million, partially offset by a 4.4% increase in Bumble App ARPPU to $27.74 and favorable fluctuations in foreign currency exchange rates.
Badoo App and Other Revenue was $118.3 million for the nine months ended September 30, 2026, compared to $139.5 million for the same period in 2025. This decrease was primarily driven by a 14.8% decline in Badoo App and Other Paying Users to 1.1 million, and a 1.1% decline in Badoo App and Other ARPPU to $11.27, partially offset by favorable fluctuations in foreign currency exchange rates.
Cost of revenue

(In thousands, except percentages)	Three Months Ended September 30, 2026	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2026	Nine Months Ended September 30, 2025
Cost of revenue	$55,134	$69,219	$163,954	$216,910
Percentage of revenue	26.6%	28.1%	26.0%	29.3%
Cost of revenue for the three months ended September 30, 2026 decreased by $14.1 million, or 20.3%, compared to the same period in 2025. Cost of revenue for the nine months ended September 30, 2026 decreased by $53.0 million, or 24.4%, compared to the same period in 2025. The decreases in cost of revenue for the three and nine months ended September 30, 2026 were driven primarily by decreases in in-app purchase fees due to lower revenue, as well as the reduction in fees as a result of alternate payment methods offered to iPhone operating system members in the United States.
As a percentage of revenue, cost of revenue decreased for the three and nine months ended September 30, 2026 as compared to the same period in 2025, primarily due to the reduction in fees as a result of alternate payment methods offered to iPhone operating system members in the United States, partially offset by higher cloud infrastructure and hosting costs.

Selling and marketing expense

(In thousands, except percentages)	Three Months Ended September 30, 2026	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2026	Nine Months Ended September 30, 2025
Selling and marketing expense	$37,979	$32,760	$94,153	$124,586
Percentage of revenue	18.3%	13.3%	14.9%	16.8%
Selling and marketing expense for the three months ended September 30, 2026 increased by $5.2 million, or 15.9%, compared to the same period in 2025. The change was primarily driven by a $3.6 million increase in marketing costs, reflecting the planned acceleration of marketing investments beginning in the third quarter of 2026, and a $0.7 million increase in personnel costs.
Selling and marketing expense for the nine months ended September 30, 2026 decreased by $30.4 million, or 24.4%, compared to the same period in 2025. The change was primarily due to a $28.6 million decrease in marketing costs, reflecting our strategic shift away from paid member acquisition and performance marketing in favor of brand and organic investment since the second quarter of 2025, partially offset by the planned acceleration of marketing investments beginning in the third quarter of 2026. The decrease was also attributable to a $3.5 million decrease in restructuring and personnel costs, reflecting reduced activities under the 2025 Restructuring Plan and headcount reductions.
General and administrative expense

(In thousands, except percentages)	Three Months Ended September 30, 2026	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2026	Nine Months Ended September 30, 2025
General and administrative expense	$19,236	$46,270	$80,648	$104,060
Percentage of revenue	9.3%	18.8%	12.8%	14.0%
General and administrative expense for the three months ended September 30, 2026 decreased by $27.0 million, or 58.4%, compared to the same period in 2025. The change was primarily due to a $14.3 million decrease in legal and professional fees and a $11.8 million decrease in indirect taxes.
General and administrative expense for the nine months ended September 30, 2026 decreased by $23.4 million, or 22.5%, compared to the same period in 2025. The change was primarily due to a $14.0 million decrease in legal and professional fees, a $12.5 million decrease in indirect taxes and a $5.2 million decrease in restructuring costs, reflecting reduced activities under the 2025 Restructuring Plan, partially offset by an $11.0 million increase in stock-based compensation driven by forfeitures associated with the departure of officers in 2025.
Product development expense

(In thousands, except percentages)	Three Months Ended September 30, 2026	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2026	Nine Months Ended September 30, 2025
Product development expense	$36,491	$29,614	$102,184	$96,628
Percentage of revenue	17.6%	12.0%	16.2%	13.0%
Product development expense in the three months ended September 30, 2026 increased by $6.9 million, or 23.2%, compared to the same period in 2025. The change was primarily due to a $4.2 million increase in personnel costs and a $2.9 million increase in hosting and subscription costs.
Product development expense in the nine months ended September 30, 2026 increased by $5.6 million, or 5.7%, compared to the same period in 2025. The change was primarily due to a $7.5 million increase in hosting and subscription fees and a $4.3 million increase in personnel costs, partially offset by a $5.6 million decrease driven by capitalized development costs.

Depreciation and amortization expense

(In thousands, except percentages)	Three Months Ended September 30, 2026	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2026	Nine Months Ended September 30, 2025
Depreciation and amortization expense	$3,709	$4,642	$12,018	$20,858
Percentage of revenue	1.8%	1.9%	1.9%	2.8%
Depreciation and amortization expense for the three months ended September 30, 2026 decreased by $0.9 million, or 20.1%, compared to the same period in 2025, primarily driven by lower amortization expense following the impairment of certain trademarks recognized in the fourth quarter of 2025.
Depreciation and amortization expense for the nine months ended September 30, 2026 decreased by $8.8 million, or 42.4%, compared to the same period in 2025, primarily driven by the full amortization of Bumble and Badoo's developed technology in February 2025, as well as the full amortization of Fruitz and Official's developed technology in the second quarter of 2025 following the February 2025 decision to discontinue those apps.
Impairment charge

(In thousands, except percentages)	Three Months Ended September 30, 2026	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2026	Nine Months Ended September 30, 2025
Impairment charge	$—	$—	$169,256	$408,486
Percentage of revenue	—%	—%	26.9%	55.1%
We did not recognize any impairment charges during the three months ended September 30, 2026 or September 30, 2025. During the nine months ended September 30, 2026, we recognized impairment charges of $129.3 million for goodwill and $40.0 million for our indefinite-lived intangible assets. During the nine months ended September 30, 2025, we recognized impairment charges of $258.1 million for goodwill, $140.0 million for our indefinite-lived intangible assets, $6.8 million for Fruitz, and $3.6 million for the Official asset group.
For additional information, see Note 4, Goodwill and Intangible Assets, Net, to our unaudited condensed consolidated financial statements included in Part I, “Item 1 – Financial Statements (Unaudited)” of this Quarterly Report on Form 10-Q.
Interest expense, net

(In thousands, except percentages)	Three Months Ended September 30, 2026	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2026	Nine Months Ended September 30, 2025
Interest expense, net	$(14,714)	$(10,641)	$(36,534)	$(32,949)
Percentage of revenue	(7.1)%	(4.3)%	(5.8%)	(4.4%)
Interest expense, net for the three months ended September 30, 2026 increased by $4.1 million, or 38.3%, compared to the same period in 2025, primarily driven by an increase in interest expense associated with the term loan under the 2026 Credit Agreement following the April 2026 refinancing and a decrease in our interest income from lower investment balances in money market funds.
Interest expense, net for the nine months ended September 30, 2026 increased by $3.6 million, or 10.9%, compared to the same period in 2025, primarily driven by an increase in interest expense associated with the term loan under the 2026 Credit Agreement following the April 2026 refinancing and a decrease in our interest income from lower investment balances in money market funds, partially offset by an increase in interest income on our interest rate swaps.
Other income (expense), net

(In thousands, except percentages)	Three Months Ended September 30, 2026	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2026	Nine Months Ended September 30, 2025
Other income (expense), net	$(1,570)	$8,128	$706	$(10,546)
Percentage of revenue	(0.8%)	3.3%	0.1%	(1.4%)

Other income (expense), net for the three months ended September 30, 2026 was $(1.6) million, compared to $8.1 million for the same period in 2025. Other income (expense), net for the nine months ended September 30, 2026 was $0.7 million, compared to $(10.5) million for the same period in 2025. These changes in other income (expense), net for the three and nine months ended September 30, 2026 and 2025 were primarily driven by foreign currency exchange.

Income tax provision

(In thousands, except percentages)	Three Months Ended September 30, 2026	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2026	Nine Months Ended September 30, 2025
Income tax expense	$(6,622)	$(9,500)	$(15,594)	$(21,977)
Effective tax rate	17.3%	15.5%	(55.6%)	(8.0%)
Income tax expense was $6.6 million for the three months ended September 30, 2026, compared to $9.5 million for the same period in 2025, and $15.6 million for the nine months ended September 30, 2026, compared to $22.0 million for the same period in 2025. The change in income tax for both periods was primarily due to the geographical distribution of the Company's earnings and a resulting decrease in foreign taxes, including Pillar Two minimum taxes, and the Company's inability to recognize tax benefits on losses in certain jurisdictions, partially offset by nondeductible stock-based compensation and the recording of a valuation allowance against certain deferred tax assets.
Pillar Two Minimum Tax
On December 20, 2021, the Organization for Economic Cooperation and Development ("OECD") released the Pillar Two model rules providing a framework for implementing a 15% minimum tax, also referred to as the Global Anti-Base Erosion ("GloBE") rules, on earnings of multinational companies with consolidated annual revenue exceeding €750 million. Pillar Two legislation has been enacted in certain jurisdictions where we operate, including the UK and certain EU member states, and is effective for our financial year beginning January 1, 2024. We have performed an assessment of our exposure to Pillar Two income taxes, including our ability to qualify for transitional safe harbor relief under the GloBE rules. While we expect to qualify for transitional safe harbor relief in most jurisdictions in which we operate, there are a limited number of jurisdictions where the transitional safe harbor is not available, including for certain entities classified as “stateless” constituent entities under the Pillar Two model rules. Our income tax expense (benefit) for the nine months ended September 30, 2026 and 2025, includes the effects of Pillar Two minimum taxes based on currently enacted legislation and guidance. On January 5, 2026, the OECD released Administrative Guidance containing the Side-by-Side agreement (“SbS System”) as part of a broader package of Administrative Guidance on Pillar Two. The SbS System introduces two new Pillar Two safe harbors: (i) the Side-by-Side Safe Harbor (“SbS SH”) for MNE Groups headquartered in jurisdictions with both eligible domestic and worldwide tax systems; and (ii) the Ultimate Parent Entity Safe Harbor (“UPE SH”) for MNE Groups with a UPE located in a jurisdiction that has an eligible domestic tax system but not an eligible worldwide tax system. The Central Record for purposes of the Global Minimum Tax was updated on January 5, 2026 to reflect that the United States is an eligible jurisdiction for the SbS SH. On July 13, 2026, the UK published draft legislation implementing the OECD's Pillar Two guidance on the SbS SH into UK domestic law. While the draft legislation has not yet been implemented as of September 30, 2026, the proposed provisions are intended to apply retrospectively to accounting periods beginning on or after January 1, 2026. At this time, we expect the SbS SH to have a significant future impact to the Company and our Pillar Two computations. However, given the absence of implementing legislation as of September 30, 2026, no impact has been recorded for the nine months ended September 30, 2026. We will continue to monitor the implementation of Pillar Two legislation (both proposed and enacted) by individual countries, including administrative guidance on the application of the GloBE rules, and will continue to evaluate the potential impact to our financial position.
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

The following table reconciles our non-GAAP financial measures to the most comparable GAAP financial measures for the periods presented:

(In thousands, except percentages)	Three Months Ended September 30, 2026	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2026	Nine Months Ended September 30, 2025
Net earnings (loss)	$31,636	$51,645	$(43,635)	$(295,507)
Add back:
Income tax provision (benefit)	6,622	9,500	15,594	21,977
Interest and derivative (gains) losses, net(1)	14,714	10,641	36,534	32,949
Depreciation and amortization expense	3,709	4,642	12,018	20,858
Stock-based compensation expense	13,350	11,610	33,687	21,597
Employer costs related to stock-based compensation(2)	177	364	720	1,553
Litigation costs, net of insurance reimbursements(3)	(12,500)	2,870	(12,494)	4,955
Foreign exchange (gain) loss(4)	1,484	(7,667)	(2,276)	10,387
Restructuring costs(5)	134	1,191	2,604	14,579
Transaction and other costs(6)	1,138	59	2,487	1,644
Changes in fair value of contingent earn-out liability	—	(1,596)	(36)	(2,177)
Changes in fair value of investments in equity securities	85	—	84	58
Tax receivable agreement liability remeasurement expense(7)	—	(186)	—	700
Impairment charge(8)	—	—	169,256	408,486
Loss on extinguishment of debt(9)	—	—	1,485	—
Adjusted EBITDA	$60,549	$83,073	$216,028	$242,059
Net earnings (loss) margin	15.3%	21.0%	(6.9%)	(39.9%)
Adjusted EBITDA margin	29.2%	33.7%	34.3%	32.6%

Net cash provided by operating activities			$186,890	$191,300
Less:
Capital expenditures			(8,869)	(8,945)
Free cash flow			$178,021	$182,355
Operating cash flow conversion			*	*
Free cash flow conversion			82.4%	75.3%
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
Liquidity and Capital Resources
Overview
As of September 30, 2026, we had $190.3 million of cash and cash equivalents, an increase of $14.5 million from December 31, 2025. Our principal sources of liquidity are our cash and cash equivalents and cash generated from operations. Our primary uses of liquidity are operating expenses and capital expenditures, funding of our debt obligations and any voluntary prepayments, partnership tax distributions, income tax payments and effectuating share repurchases as discussed below. Based on current conditions, we believe that we have sufficient financial resources to fund our activities and execute our business plans during the next twelve months.
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
We have a share repurchase program authorizing the repurchase of up to $450.0 million of our outstanding Class A common stock with repurchases under the program to be made on a discretionary basis from time to time, subject to general business and market conditions and other investment opportunities, through open market purchases or other means, including privately negotiated transactions. There were no share repurchases during the nine months ended September 30, 2026. During the nine months ended September 30, 2025, we repurchased 4.7 million shares of Class A common stock for $28.7 million, excluding excise tax obligations. As of September 30, 2026, all treasury shares were retired, and a total of $50.1 million remained available for repurchase under the repurchase program.
In June 2025, we announced our decision to reduce our global workforce by approximately 240 roles, representing approximately 30% of our employees, as we realigned our operating structure to optimize execution on our strategic priorities. As a result, we expect to incur approximately $16.0 million of total non-recurring charges through the end of 2026, consisting primarily of employee severance, benefits, and related charges for impacted employees. In February 2025, we announced our decision to discontinue our operation of the Fruitz and Official apps. The Official app was discontinued during the second quarter of 2025 and Fruitz was sold to a third party in July 2025. We incurred $1.4 million of expenses through the third quarter of 2025, primarily related to employee severance, benefits and related charges for impacted employees. During the nine months ended September 30, 2026 and 2025, we made cash payments of $2.7 million and $12.6 million, respectively, in connection with our restructuring activities.
Cash Flow Information
The following table summarizes our unaudited condensed consolidated cash flow information for the periods presented:

(In thousands)	Nine Months Ended September 30, 2026	Nine Months Ended September 30, 2025
Net cash provided by (used in):
Operating activities	$186,890	$191,300
Investing activities	(8,869)	(8,945)
Financing activities	(164,095)	(79,894)

Operating activities
Net cash provided by operating activities was $186.9 million and $191.3 million, respectively, in the nine months ended September 30, 2026 and 2025, which was driven by a net loss of $(43.6) million and $(295.5) million, non-cash adjustments of $222.2 million and $477.3 million, and changes in assets and liabilities of $8.3 million and $9.5 million in the nine months ended September 30, 2026 and 2025, respectively. Non-cash adjustments during the nine months ended September 30, 2026 and 2025 included impairment charges of $169.3 million and $408.5 million, respectively. Changes in assets and liabilities during the nine months ended September 30, 2026 consisted primarily of: changes in accounts receivable of $20.5 million driven by timing of cash receipts and changes in accounts payable of $(7.3) million driven by timing of payments. Changes in assets and liabilities during the nine months ended September 30, 2025 consisted primarily of: changes in other noncurrent assets and liabilities, net of $7.5 million driven by noncurrent income taxes payable.
Investing activities
Net cash used in investing activities related to capital expenditures was $8.9 million for each of the nine months ended September 30, 2026 and 2025.
Financing activities
Net cash used in financing activities was $164.1 million and $79.9 million in the nine months ended September 30, 2026 and 2025, respectively. During the nine months ended September 30, 2026, we used $590.6 million to repay the term loans under the 2020 Credit Agreement and $14.8 million in principal payments on our 2026 Credit Agreement. In addition, we received $456.0 million in net proceeds from the term loan under the 2026 Credit Agreement and paid $7.5 million for related debt issuance costs. During the nine months ended September 30, 2025, we used $28.7 million for share repurchases of our Class A common stock, $8.9 million for tax receivable agreement payments, $5.2 million for cash distribution payments to the noncontrolling interest holders and $29.3 million to repay a portion of the term loans under the 2020 Credit Agreement. During the nine months ended September 30, 2026 and 2025, we used $7.2 million and $7.8 million, respectively, for shares withheld to satisfy employee tax withholding requirements upon vesting of restricted stock units.
Indebtedness
Credit Agreement
On April 24, 2026, certain of our subsidiaries entered into the 2026 Credit Agreement providing for a senior secured term loan facility in an aggregate principal amount of $475.0 million. The term loan was issued with a $28.5 million discount and will mature on April 24, 2030. It bears interest, at the borrower's election, at a rate equal to the Term SOFR plus 8.0% or a base rate plus 7.0%. The interest rate in effect as of September 30, 2026 was 11.69%. The loan amortizes in equal monthly installments, with annual amortization of 12.5% of the original principal amount for one year beginning July 2026 and 15.0% thereafter, and is subject to customary mandatory prepayments, including from excess cash flow and certain asset sale proceeds. The obligations are secured by substantially all of the assets of Buzz Finco LLC (the “Borrower”), one of our wholly owned subsidiaries, and certain of the Borrower's subsidiaries that guarantee the obligation. We incurred issuance costs of approximately $7.0 million in connection with the 2026 Credit Agreement. As of September 30, 2026, the outstanding balance under the 2026 Credit Agreement was $460.2 million.

In addition, on April 24, 2026, certain of our subsidiaries entered into the 2026 Revolving Credit Agreement providing for a senior secured revolving credit facility in an aggregate principal committed amount of $50.0 million, including $10.0 million of letters of credit capacity, maturing on January 23, 2030. The 2026 Revolving Credit Facility is available for general corporate purposes and working capital. Borrowings under the 2026 Revolving Credit Agreement bear interest, at the borrower's election, at a rate equal to Term SOFR plus 4.00% or the base rate plus 3.00%. The 2026 Revolving Credit Agreement requires the payment of an unused commitment fee ranging from 0.375% to 0.5% per annum on undrawn commitments, based on our total leverage ratio, as well as customary letter of credit fees and an annual administrative agency fee. As of September 30, 2026, amounts available under the revolving credit facility were $50.0 million. We incurred issuance costs of approximately $1.0 million in connection with the 2026 Revolving Credit Agreement.
The 2026 Credit Agreement and the 2026 Revolving Credit Agreement contain customary events of default and financial affirmative and negative covenants, including limitations on additional indebtedness, liens, restricted payments and investments, and contain financial maintenance covenants, including a maximum consolidated total leverage ratio of 3.00 to 1.00 with incremental step downs over time to reach 2.00 to 1.00 on June 30, 2028, and a minimum liquidity requirement that initially was $25.0 million and increased to $50.0 million in September 2026 after the five-month anniversary of the closing date of the credit agreements. As of September 30, 2026, and at all times during the nine months ended September 30, 2026, we were in compliance with the financial debt covenants.

Prior to entering into the 2026 Credit Agreement and 2026 Revolving Credit Agreement, certain of our subsidiaries, including the Borrower, were party to a credit agreement (as amended, the “2020 Credit Agreement”), pursuant to which we borrowed an aggregate principal amount of $575.0 million through a seven-year term loan (“Original Term Loan”) and $275.0 million through a seven-year incremental term loan (the “Incremental Term Loan,” and collectively with the Original Term Loan, the “Term Loans”). The proceeds from the 2026 Credit Agreement, together with cash on hand, were used to repay in full and terminate our outstanding indebtedness under the 2020 Credit Agreement. In addition, the 2020 Credit Agreement provided for a $50.0 million senior secured revolving credit facility (the “2020 Revolving Credit Facility”), which was originally scheduled to mature on June 17, 2026 and included $25.0 million of letters of credit capacity. The 2020 Revolving Credit Facility was terminated on April 24, 2026 in connection with our entry into the 2026 Revolving Credit Agreement. In connection with the repayment of the Term Loans and the termination of the 2020 Revolving Credit Facility, we recognized a loss of $1.5 million on extinguishment of debt, primarily related to the write-off of unamortized debt issuance costs during the nine months ended September 30, 2026.
Contractual Obligations and Contingencies
The following table summarizes our contractual obligations as of September 30, 2026:

	Payments due
(In thousands)	Total	Less than 1 year	More than 1 year
Long-term debt, including interest	$460,156	$62,344	$397,812
Operating lease liabilities, including imputed interest	8,162	4,073	4,089
Other (1)	47,647	6,239	41,408
Total	$515,965	$72,656	$443,309
(1) We have contractual obligations with various third parties. On December 12, 2025, we amended an agreement with one of our third-party service providers related to cloud services. Under the amended terms, we are committed to pay minimum amounts to the third-party over five consecutive years beginning in December 2025 for a total amount of $56.0 million. If we fail to meet a minimum annual commitment in any period or upon early termination as defined in the agreement, we will be required to pay any unsatisfied minimum commitment amounts, subject to certain rollover provisions. As of September 30, 2026, our minimum commitment remaining with this third-party was $37.7 million. In addition, we have an agreement with another third party related to cloud services, under which we are committed to pay a total of $12.4 million over a period of 36 months beginning October 2024. At the end of the 36 months, or upon early termination, any unused consumption capacity will expire unless a renewal agreement is executed. As of September 30, 2026, our total commitment fee remaining with this third-party was $4.3 million. The remaining contractual obligation of $5.6 million as of September 30, 2026 relates to individually immaterial contractual obligations with various other third-party service providers.
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
Critical Accounting Policies and Estimates
We have discussed the estimates and assumptions that we believe are critical because they involve a higher degree of judgment in their application and are based on information that is inherently uncertain in our 2025 Form 10-K for the year ended December 31, 2025. There have been no significant changes to these accounting policies and estimates for the nine months ended September 30, 2026.
Related Party Transactions
For discussions of related party transactions, see Note 11, Related Party Transactions, to the condensed consolidated financial statements included in “Item 1 - Financial Statements (Unaudited).”

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Foreign Currency Exchange Risk
We conduct business in certain foreign markets, primarily in the United Kingdom and the European Union. For the three months ended September 30, 2026 and 2025, revenue outside of the United States accounted for 58.9% and 56.8% of consolidated revenue, respectively. For the nine months ended September 30, 2026 and 2025, revenue outside of the United States accounted for 58.4% and 55.3% of consolidated revenue, respectively. Our primary exposure to foreign currency exchange risk is the underlying paying user’s functional currency other than the U.S. Dollar, primarily the British Pound and Euro. As foreign currency exchange rates change, translation of the statements of operations of our international businesses into U.S. dollars affects year-over-year comparability of operating results. The average Euro versus the U.S. Dollar exchange rate was 3.2% lower and 3.4% higher in the three and nine months ended September 30, 2026 compared to the three and nine months ended September 30, 2025, respectively. The average British Pound versus the U.S. Dollar exchange rate was 0.5% and 3.0% lower in the three and nine months ended September 30, 2026 compared to the three and nine months ended September 30, 2025, respectively.
Our continued international expansion increases our exposure to exchange rate fluctuations and as a result such fluctuations could have a significant impact on our future results of operations. We performed a sensitivity analysis as of September 30, 2026 and 2025. A hypothetical 10% change in British Pound and Euro, relative to the U.S. Dollar, would have changed revenue by $16.6 million and $18.8 million for the nine months ended September 30, 2026 and 2025, respectively, with all other variables held constant. This accounts for 2.6% and 2.5% of total revenue for the nine months ended September 30, 2026 and 2025, respectively.
Beginning in the third quarter of 2025, we entered into foreign currency forward contracts to manage the volatility of cash flows from revenues transactions denominated in foreign currencies, primarily in Euro. Changes in the fair value of these foreign currency contracts are recorded as a component of Accumulated Other Comprehensive Income until the forecasted transaction occurs, at which point the related gain and losses are reclassified into earnings. As of September 30, 2026, we had no foreign exchange forward contracts outstanding.
Interest Rate Risk
On April 24, 2026, the Company entered into the 2026 Credit Agreement. The proceeds from the 2026 Credit Agreement, together with cash on hand, were used to repay in full and terminate the Company's outstanding indebtedness under the 2020 Credit Agreement. At September 30, 2026, we had outstanding debt with a carrying value of $438.2 million under the 2026 Credit Agreement. With consideration of the financial impact of our interest rate swaps, a hypothetical interest rate increase of 1% would have increased interest expense for the three and nine months ended September 30, 2026 by $0.3 million and $1.3 million, respectively, based upon the outstanding debt balances and interest rates in effect during that period.
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
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Bumble’s management conducted an evaluation, under the supervision and with the participation of its Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and our disclosure controls and procedures (as defined by Rule 13a-15(e) and 15d-15(e) of the Exchange Act) at September 30, 2026. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time period specified in the rules and forms of the SEC, and that such information is accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Based upon the evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective at September 30, 2026.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings.
See Note 13, Commitments and Contingencies—Litigation, to our unaudited condensed consolidated financial statements included in Part I, “Item 1—Financial Statements (Unaudited)” of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.
Item 1A. Risk Factors.
For a discussion of our risk factors, see Part I, “Item 1A—Risk Factors” of our 2025 Form 10-K and Part II, “Item 1A—Risk Factors” of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2026. Refer also to the other information set forth in this Quarterly Report on Form 10-Q, including in the “Special Note Regarding Forward-Looking Statements,” and in Part I, “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Item 1—Financial Statements (Unaudited).” Other than the risk factors set forth below and in Part II, “Item 1A—Risk Factors” of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, there have been no material changes to the risk factors disclosed in our 2025 Form 10-K.
The Merger is subject to a number of conditions and required regulatory approvals, which may not be satisfied in a timely manner or at all.
On October 12, 2026, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which, subject to the terms and conditions set forth therein, Oak Merger Sub 1, Inc. (“Merger Sub 1”), a wholly owned subsidiary of Ithaca Holdco, Inc. (“Ithaca”) will merge with and into the Company (the “Corporate Merger”), and Oak Merger Sub 2, LLC (“Merger Sub 2”), also a wholly owned subsidiary of Ithaca, will merge with and into Buzz Holdings L.P. (“Opco”) (such merger, the “Opco Merger”), with the Company surviving the Corporate Merger as a wholly owned subsidiary of Ithaca, and Opco surviving the Opco Merger as a wholly owned subsidiary of Ithaca (collectively, the “Merger”).
The closing of the Merger is subject to certain conditions, including (i) the absence of any order issued by a governmental authority of competent jurisdiction or law prohibiting the consummation of the Merger; (ii) the expiration or termination of the waiting period applicable to the transactions contemplated by the Merger Agreement under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended; (iii) certain other approvals and clearances by government authorities (including the expiration of any waiting periods in respect thereof); (iv) the mailing of an information statement pursuant to Schedule 14C of the Securities Exchange Act of 1934, as amended, and the passage of 20 days; (v) the accuracy of the representations and warranties of the parties (subject to customary materiality qualifiers); (vi) each party’s performance in all material respects of its covenants and obligations contained in the Merger Agreement; and (vii) in the case of Ithaca’s obligation to close, the absence of the occurrence of a material adverse effect on us. Such closing conditions may not be satisfied (or waived, if permitted by the Merger Agreement and applicable law) within the expected timeframe or at all. Many of the conditions to completion of the Merger are not within our control, and we cannot predict when or if these conditions will be satisfied (or waived, if permitted by the Merger Agreement and applicable law). In addition, the regulatory agencies from which certain of these approvals and clearances will be sought have broad discretion in administering the governing regulations. As a condition to their clearance of the Merger, agencies may impose requirements, limitations or costs or require divestitures or place restrictions on the conduct of the parties’ business. These requirements, limitations, costs, divestitures or restrictions could jeopardize or delay the consummation of the Merger. The parties to the Merger Agreement may not receive the necessary approvals for the transaction or receive them within the expected timeframe. The Merger may fail to close for other reasons including, but not limited to, changes in domestic or global and general and industry-specific economic and market conditions.
Uncertainties associated with the Merger could materially adversely affect our business, financial condition and results of operations.
The announcement and pendency of the Merger, as well as any delays in the expected timeframe, could cause disruption and create uncertainties, which could have a material adverse effect on our business, financial condition and results of operations, regardless of whether the Merger is completed. These risks include, but are not limited to:
•an adverse effect on our relationship with our members, including if the number of members or Total Paying Users declines as a result of a negative perception of the Merger;
•distraction of our current personnel as a result of the Merger, which could result in a decline in their productivity or cause distractions in the workplace;
•difficulties in attracting and retaining key personnel;
•a diversion of a significant amount of management time and resources towards completion of the Merger;
•being subject to certain restrictions on the conduct of our business;

•possibly forgoing certain business opportunities or strategic transactions that we might otherwise pursue absent the pending Merger;
•significant or unexpected costs, charges or expenses resulting from the proposed Merger, including the requirement that we pay Ithaca a termination fee of $29.0 million if the Merger Agreement is terminated under certain specified circumstances;
•uncertainties related to the continued availability of capital and financing and rating agency actions;
•potential litigation relating to the Merger that could prevent or delay the Merger or otherwise negatively impact our business; and
•other developments beyond our control.
Failure to complete the Merger within the expected timeframe, or at all, could materially adversely affect our business, financial condition and results of operations.
The closing of the Merger may not occur on the expected timeline or at all. While it is currently anticipated that the Merger will be consummated pursuant to the terms set out in the definitive agreement, we cannot assure you that the conditions set forth in the Merger Agreement and related transaction agreements will be satisfied (or waived, if permitted by the Merger Agreement and applicable law) in a timely manner or at all, or that an effect, event, development, or change will not transpire that could delay or prevent these conditions from being satisfied (or waived, if permitted by the Merger Agreement and applicable law).
In addition, we cannot assure you that we or Ithaca will not terminate the Merger Agreement if entitled to do so. The Merger Agreement contains certain termination rights for us and Ithaca, including, among others, (i) if the Merger is not consummated on or before 5:00 p.m., Eastern time, on July 12, 2027 or (ii) there shall have been any (A) Applicable Law (as defined in the Merger Agreement) enacted or promulgated after the date of the Merger Agreement that is then in effect making the Merger illegal or which has the effect of prohibiting or otherwise preventing the consummation of the Merger or (B) Order (as defined in the Merger Agreement) issued by any Governmental Authority (as defined in the Merger Agreement) of competent jurisdiction rendering illegal, or restraining, enjoining or otherwise prohibiting the consummation of the Merger and such injunction or other Order shall have become final and non-appealable. The Merger Agreement also contains certain additional termination rights that may be exercised unilaterally by us or Ithaca.
If the Merger Agreement is terminated and the Merger is not consummated, the price of our Class A common stock may decline and you may not recover your investment or receive a price for your shares similar to what has been offered pursuant to the Merger. Such a decline could also make it difficult to find a party willing to offer equivalent or more attractive consideration than Ithaca in the Merger.
We have also incurred, and will continue to incur, substantial costs, expenses and fees for professional services and other transaction costs in connection with the Merger. Any such delay in the consummation of the Merger will lead to additional costs to be incurred by us. Factors beyond our control could materially affect the total amount or timing of these expenses, many of which, by their nature, are difficult to estimate accurately. In addition, upon termination of the Merger Agreement in specified circumstances, we may be required to pay Ithaca a termination fee of $29.0 million. If we are required to pay this termination fee, such fee, together with costs incurred to execute the Merger Agreement and pursue the Merger, could materially adversely affect our business, financial condition and results of operations.
The Merger Agreement contains provisions that limit our ability to pursue alternatives to the Merger and may discourage other third parties from offering a favorable alternative transaction proposal.
Under the Merger Agreement, we are subject to a customary “no-shop” provision that restricts us (including, as applicable, our Board of Directors and our special committee), our subsidiaries and their respective representatives, from soliciting Acquisition Proposals (as defined in the Merger Agreement) from third parties or providing information to or participating in any discussions or negotiations with third parties regarding Acquisition Proposals.
These provisions could discourage a third party that may have an interest in acquiring all or a significant part of our business from considering or proposing that acquisition, even if such third party were prepared to pay consideration with a higher value than the value of the consideration in the Merger. If the Merger Agreement is terminated and we decide to seek another business combination, we may not be able to negotiate or consummate a transaction with another party on terms comparable to, or better than, the terms of the Merger Agreement. In certain circumstances, we would be required to pay Ithaca a termination fee of $29.0 million if such a business combination is agreed to or consummated within 12 months after such termination.

We are subject to certain restrictions on the conduct of our business under the terms of the Merger Agreement.
Under the terms of the Merger Agreement, we have agreed to certain restrictions on the operations of our business. We have agreed to use our commercially reasonable efforts to conduct our business in accordance with applicable law and preserve intact the material components of our current business organization, to conduct our business in the ordinary course consistent with past practice in all material respects, and to not engage in certain specified activities without Ithaca’s prior consent. We may find that these and other obligations in the Merger Agreement may delay or prevent us from responding, or limit our ability to respond, effectively to competitive pressures, industry developments and future business opportunities that may arise during such period, even if our management and Board of Directors believe such responses may be advisable. Such limitations could adversely affect our business, financial condition and results of operations and our perceived acquisition value, regardless of whether the Merger is completed. These risks described may be exacerbated by delays or other adverse developments with respect to the completion of the Merger.
Uncertainties associated with the Merger may cause a loss of our employees during the pendency of the Merger and under Ithaca’s ownership following the Merger.
Our current and prospective employees may experience uncertainty about their future roles under Ithaca’s management following the Merger, which may materially adversely affect our ability to attract, retain, and motivate key personnel during the pendency of the Merger. Our employees could lose productivity as a result of uncertainty regarding their employment following the Merger. Key personnel may depart because of issues relating to the uncertainty and difficulty of the post-closing operations of our business or a desire not to remain with us under Ithaca’s management following the Merger. Accordingly, no assurance can be given that we will be able to retain key employees to the same extent that we have been able to in the past. We may lose significant expertise and talent relating to our business. The loss of any member of the senior management team could impair our ability to execute our business plan and growth strategy, have a negative impact on our revenues and the effective working relationships that our executive management have developed and cause employee morale problems and the loss of additional key employees.
Lawsuits may be filed against us and the members of our Board of Directors arising out of the proposed Merger, which may delay or prevent the proposed Merger or otherwise negatively affect our business and operations.
Putative stockholder complaints, including stockholder class action complaints and other complaints, may be filed against us, our Board of Directors and others in connection with the transactions contemplated by the Merger Agreement. The outcome of litigation is uncertain, and we may not be successful in defending against any such future claims. Lawsuits that may be filed against us, our Board of Directors or others could delay or prevent the Merger, divert the attention of our management and employees from our day-to-day business, and otherwise materially adversely affect our business, financial condition and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities
We have a share repurchase program authorizing the repurchase of up to $450.0 million of our outstanding Class A common stock with repurchases under the program to be made on a discretionary basis from time to time, subject to general business and market conditions and other investment opportunities, through open market purchases or other means, including privately negotiated transactions. During the third quarter of 2026, we did not purchase any shares under the program, which had remaining authorization of $50.1 million as of September 30, 2026.
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

2.2
Agreement and Plan of Merger, by and among Bumble Inc., Buzz Holdings, L.P., Ithaca Holdco, Inc., Oak Merger Sub 1, Inc. and Oak Merger Sub 2, LLC, dated as of October 12, 2026 (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on October 13, 2026).

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

BUMBLE INC.

Date: November 4, 2026	By:	/s/ Whitney Wolfe Herd
Whitney Wolfe Herd
Chief Executive Officer

Date: November 4, 2026	By:	/s/ Kevin D. Cook
Kevin D. Cook
Chief Financial Officer